Form 10-Q
period 2021-09-30
Apollo Global Management, Inc.
filed 2021-11-08
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021 OR

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
Securities registered pursuant to Section 12(g) of the Act: None

As of November 3, 2021, there were 246,579,482 shares of Class A common stock, 1 share of Class B common stock and 1 share of Class C common stock of the Registrant outstanding.
As of November 3, 2021, on a fully exchanged and diluted basis, there were 432,799,880 shares of Class A common stock of the Registrant outstanding, which includes 157,065,879 Apollo Operating Group Units held by AP Professional Holdings, L.P. and 29,154,519 Apollo Operating Group Units held by subsidiaries of Athene Holding Ltd.

Forward-Looking Statements
This quarterly report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this quarterly report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to our dependence on certain key personnel, our ability to raise new credit, private equity, or real assets funds, the impact of the novel coronavirus disease 2019 (“COVID-19”), the impact of energy market dislocation, market conditions generally, our ability to manage our growth, fund performance, changes in our regulatory environment and tax status, the variability of our revenues, net income and cash flow, our use of leverage to finance our businesses and investments by our funds, litigation risks and consummation of the merger of Apollo with Athene Holding, potential corporate governance changes and related transactions which are subject to regulatory, corporate and stockholder approvals, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on February 19, 2021 (the “2020 Annual Report”) and Quarterly Report on Form 10-Q filed with the SEC on May 10, 2021, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.
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
“gross IRR” of a private equity fund represents the cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on September 30, 2021 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
“gross IRR” of a real assets fund excluding the principal finance funds represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on September 30, 2021 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
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
“net IRR” of a real assets fund excluding the principal finance funds represents the cumulative cash flows in the fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of September 30, 2021 or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole.  Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor;
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
“private equity fund appreciation (depreciation)” refers to gain (loss) and income for the traditional private equity funds (as defined below), Apollo Natural Resources Partners, L.P. (together with its alternative investment vehicles, “ANRP I”), Apollo Natural Resources Partners II, L.P. (together with its alternative investment vehicles, “ANRP II”), Apollo Natural Resources Partners III, L.P. (together with its parallel vehicles and alternative investment vehicles, “ANRP III”), Apollo Special Situations Fund, L.P., AION Capital Partners Limited (“AION”), Apollo Hybrid Value Fund, L.P. (together with its parallel funds and alternative investment vehicles, “HVF I”) and Apollo Hybrid Value Fund II, L.P. (together with its parallel funds and alternative investment vehicles, “HVF II”) for the periods presented on a total return basis before giving effect to fees and expenses. The performance percentage is determined by dividing (a) the change in the fair value of investments over the period presented, minus the change in invested capital over the period presented, plus the realized value for the period presented, by (b) the beginning unrealized value for the period presented plus the change in invested capital for the period presented. Returns over multiple periods are calculated by geometrically linking each period’s return over time;
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020
(dollars in thousands, except share data)

	As of September 30, 2021	As of December 31, 2020
Assets:
Cash and cash equivalents	$2,090,197	$1,555,517
Restricted cash and cash equivalents	1,052,782	17,708
U.S. Treasury securities, at fair value	817,226	816,985
Investments (includes performance allocations of $2,598,693 and $1,624,156 as of September 30, 2021 and December 31, 2020, respectively)	7,986,606	4,995,411
Assets of consolidated variable interest entities:
Cash and cash equivalents	672,619	893,306
Investments, at fair value	13,188,128	13,316,016
Other assets	500,114	290,264
Incentive fees receivable	4,124	5,231
Due from related parties	519,219	462,383
Deferred tax assets, net	466,899	539,244
Other assets	496,519	364,963
Lease assets	379,251	295,098
Goodwill	116,958	116,958
Total Assets	$28,290,642	$23,669,084
Liabilities, Redeemable non-controlling interests and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$209,312	$119,982
Accrued compensation and benefits	239,242	82,343
Deferred revenue	175,204	30,369
Due to related parties	634,470	608,469
Profit sharing payable	1,528,662	842,677
Debt	3,153,181	3,155,221
Liabilities of consolidated variable interest entities:
Debt, at fair value	8,022,747	8,660,515
Notes payable	2,498,134	2,471,971
Other liabilities	703,100	773,045
Other liabilities	474,962	295,612
Lease liabilities	427,529	332,915
Total Liabilities	18,066,543	17,373,119
Commitments and Contingencies (see note 15)
Redeemable non-controlling interests:
Redeemable non-controlling interests	1,750,054	782,702
Stockholders’ Equity:
Apollo Global Management, Inc. Stockholders’ Equity:
Series A Preferred Stock, 11,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	264,398	264,398
Series B Preferred Stock, 12,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	289,815	289,815

Class A Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 245,393,192 and 228,873,449 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Class B Common Stock, $0.00001 par value, 999,999,999 shares authorized, 1 share issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Class C Common Stock, $0.00001 par value, 1 share authorized, 1 share issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Additional paid in capital	1,017,939	877,173
Retained earnings	1,078,856	—
Accumulated other comprehensive loss	(3,102)	(2,071)
Total Apollo Global Management, Inc. Stockholders’ Equity	2,647,906	1,429,315
Non-Controlling Interests in consolidated entities	2,818,847	2,275,728
Non-Controlling Interests in Apollo Operating Group	3,007,292	1,808,220
Total Stockholders’ Equity	8,474,045	5,513,263
Total Liabilities, Redeemable non-controlling interests and Stockholders’ Equity	$28,290,642	$23,669,084
See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(dollars in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Management fees	$474,537	$433,570	$1,401,814	$1,240,127
Advisory and transaction fees, net	62,831	73,449	205,530	172,369
Investment income (loss):
Performance allocations	458,211	459,241	2,588,697	(350,483)
Principal investment income (loss)	78,283	50,722	536,674	(25,506)
Total investment income (loss)	536,494	509,963	3,125,371	(375,989)
Incentive fees	5,436	1,292	23,608	21,016
Total Revenues	1,079,298	1,018,274	4,756,323	1,057,523
Expenses:
Compensation and benefits:
Salary, bonus and benefits	182,576	163,197	538,505	453,485
Equity-based compensation	56,218	49,726	165,664	161,268
Profit sharing expense	262,874	191,809	1,279,601	(68,230)
Total compensation and benefits	501,668	404,732	1,983,770	546,523
Interest expense	34,820	34,889	104,433	98,422
General, administrative and other	111,597	90,822	327,285	259,073
Placement fees	822	612	1,950	1,380
Total Expenses	648,907	531,055	2,417,438	905,398
Other Income (Loss):
Net gains (losses) from investment activities	172,798	144,472	1,439,343	(851,412)
Net gains from investment activities of consolidated variable interest entities	142,455	122,119	400,452	14,061
Interest income	2,114	1,485	3,557	13,413
Other income (loss), net	(14,907)	10,161	(28,126)	(3,019)
Total Other Income (Loss)	302,460	278,237	1,815,226	(826,957)
Income (loss) before income tax (provision) benefit	732,851	765,456	4,154,111	(674,832)
Income tax (provision) benefit	(101,434)	(89,357)	(498,731)	66,173
Net Income (Loss)	631,417	676,099	3,655,380	(608,659)
Net (income) loss attributable to Non-Controlling Interests	(373,095)	(403,700)	(2,060,441)	331,169
Net Income (Loss) Attributable to Apollo Global Management, Inc.	258,322	272,399	1,594,939	(277,490)
Series A Preferred Stock Dividends	(4,382)	(4,382)	(13,148)	(13,148)
Series B Preferred Stock Dividends	(4,782)	(4,781)	(14,344)	(14,344)
Net Income (Loss) Attributable to Apollo Global Management, Inc. Class A Common Stockholders	$249,158	$263,236	$1,567,447	$(304,982)
Net Income (Loss) Per Share of Class A Common Stock:
Net Income (Loss) Available to Class A Common Stock – Basic	$1.01	$1.11	$6.47	$(1.41)
Net Income (Loss) Available to Class A Common Stock – Diluted	$1.01	$1.11	$6.47	$(1.41)
Weighted Average Number of Shares of Class A Common Stock Outstanding – Basic	239,451,921	227,771,678	233,539,355	227,395,847
Weighted Average Number of Shares of Class A Common Stock Outstanding – Diluted	239,451,921	227,771,678	233,539,355	227,395,847

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(dollars in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income (Loss)	$631,417	$676,099	$3,655,380	$(608,659)
Other Comprehensive Income (Loss), net of tax:
Currency translation adjustments, net of tax	(10,712)	19,524	(22,148)	20,652
Net gain from change in fair value of cash flow hedge instruments	49	52	151	153
Net gain (loss) on available-for-sale securities	21	106	691	(1,242)
Total Other Comprehensive Income (Loss), net of tax	(10,642)	19,682	(21,306)	19,563
Comprehensive Income (Loss)	620,775	695,781	3,634,074	(589,096)
Comprehensive (Income) Loss attributable to Non-Controlling Interests	(363,013)	(416,781)	(2,040,166)	318,906
Comprehensive Income (Loss) Attributable to Apollo Global Management, Inc.	$257,762	$279,000	$1,593,908	$(270,190)

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(dollars in thousands, except share data)

	Apollo Global Management, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Stockholders’ Equity
Balance at July 1, 2020	229,189,715	1	1	$264,398	$289,815	$1,032,442	$(653,745)	$(3,879)	$929,031	$2,107,870	$1,205,036	$4,241,937
Dilution impact of issuance of Class A Common Stock	—	—	—	—	—	(43)	—	—	(43)	—	—	(43)
Capital increase related to equity-based compensation	—	—	—	—	—	40,620	—	—	40,620	—	—	40,620
Capital contributions	—	—	—	—	—	—	—	—	—	8,240	—	8,240
Dividends/ Distributions	—	—	—	(4,382)	(4,781)	(116,083)	—	—	(125,246)	(538,513)	(99,974)	(763,733)
Payments related to issuances of Class A Common Stock for equity-based awards	118,587	—	—	—	—	—	(6,386)	—	(6,386)	—	—	(6,386)
Repurchase of Class A Common Stock	(561,000)	—	—	—	—	(27,412)	—	—	(27,412)	—	—	(27,412)
Net income (loss)	—	—	—	4,382	4,781	—	263,236	—	272,399	100,021	303,679	676,099
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	6,510	6,510	11,288	1,726	19,524
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	—	28	28	—	24	52
Net income on available-for-sale securities	—	—	—	—	—	—	—	63	63	—	43	106
Balance at September 30, 2020	228,747,302	1	1	$264,398	$289,815	$929,524	$(396,895)	$2,722	$1,089,564	$1,688,906	$1,410,534	$4,189,004
Balance at January 1, 2020	222,994,407	1	1	$264,398	$289,815	$1,302,587	$—	$(4,578)	$1,852,222	$281,904	$904,001	$3,038,127
Equity transaction with Athene Holding	—	—	—	—	—	(54,868)	—	—	(54,868)	—	1,214,577	1,159,709
Consolidation of VIEs	—	—	—	—	—	—	—	—	—	1,895,095	—	1,895,095
Dilution impact of issuance of Class A Common Stock	—	—	—	—	—	8,286	—	—	8,286	—	—	8,286
Capital increase related to equity-based compensation	—	—	—	—	—	133,850	—	—	133,850	—	—	133,850
Capital contributions	—	—	—	—	—	—	—	—	—	190,093	—	190,093
Dividends/ Distributions	—	—	—	(13,148)	(14,344)	(428,721)	—	—	(456,213)	(666,083)	(384,274)	(1,506,570)
Payments related to issuances of Class A Common Stock for equity-based awards	3,270,490	—	—	—	—	28,991	(91,913)	—	(62,922)	—	—	(62,922)
Repurchase of Class A Common Stock	(2,755,095)	—	—	—	—	(91,617)	—	—	(91,617)	—	—	(91,617)
Exchange of AOG Units for Class A Common Stock	5,237,500	—	—	—	—	31,016	—	—	31,016	—	(16,967)	14,049
Net income (loss)	—	—	—	13,148	14,344	—	(304,982)	—	(277,490)	(23,320)	(307,849)	(608,659)
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	7,891	7,891	11,217	1,544	20,652
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	—	82	82	—	71	153
Net loss on available-for-sale securities	—	—	—	—	—	—	—	(673)	(673)	—	(569)	(1,242)
Balance at September 30, 2020	228,747,302	1	1	$264,398	$289,815	$929,524	$(396,895)	$2,722	$1,089,564	$1,688,906	$1,410,534	$4,189,004

	Apollo Global Management, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Stockholders’ Equity
Balance at July 1, 2021	231,366,321	1	1	$264,398	$289,815	$822,612	$990,798	$(2,542)	$2,365,081	$2,838,121	$3,009,233	$8,212,435
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	(22,705)	—	(22,705)
Accretion of redeemable non-controlling interests	—	—	—	—	—	(6,911)	—	—	(6,911)	—	—	(6,911)
Issuance of Class A Common Stock related to equity transactions	361,037	—	—	—	—	22,150	—	—	22,150	—	—	22,150
Dilution impact of issuance of Class A Common Stock	—	—	—	—	—	(6,699)	—	—	(6,699)	—	—	(6,699)
Capital increase related to equity-based compensation	—	—	—	—	—	45,631	—	—	45,631	—	—	45,631
Capital contributions	—	—	—	—	—	—	—	—	—	176,878	—	176,878
Dividends/ Distributions	—	—	—	(4,382)	(4,782)	—	(125,843)	—	(135,007)	(276,561)	(118,444)	(530,012)
Payments related to issuances of Class A Common Stock for equity-based awards	1,164,390	—	—	—	—	33,225	(35,257)	—	(2,032)	—	—	(2,032)
Repurchase of Class A Common Stock	(1,300,000)	—	—	—	—	(77,902)	—	—	(77,902)	—	—	(77,902)
Exchange of AOG Units for Class A Common Stock	13,801,444	—	—	—	—	185,833	—	—	185,833	—	(143,396)	42,437
Net income	—	—	—	4,382	4,782	—	249,158	—	258,322	112,569	260,526	631,417
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	(599)	(599)	(9,455)	(658)	(10,712)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	—	27	27	—	22	49
Net income on available-for-sale securities	—	—	—	—	—	—	—	12	12	—	9	21
Balance at September 30, 2021	245,393,192	1	1	$264,398	$289,815	$1,017,939	$1,078,856	$(3,102)	$2,647,906	$2,818,847	$3,007,292	$8,474,045
Balance at January 1, 2021	228,873,449	1	1	$264,398	$289,815	$877,173	$—	$(2,071)	$1,429,315	$2,275,728	$1,808,220	$5,513,263
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	(147,920)	—	(147,920)
Accretion of redeemable non-controlling interests	—	—	—	—	—	(49,554)	—	—	(49,554)	—	—	(49,554)
Issuance of Class A Common Stock related to equity transactions	361,037	—	—	—	—	22,150	—	—	22,150	—	—	22,150
Dilution impact of issuance of Class A Common Stock	—	—	—	—	—	(7,994)	—	—	(7,994)	—	—	(7,994)
Capital increase related to equity-based compensation	—	—	—	—	—	131,889	—	—	131,889	—	—	131,889
Capital contributions	—	—	—	—	—	—	—	—	—	1,189,296	—	1,189,296
Dividends/ Distributions	—	—	—	(13,148)	(14,344)	—	(389,661)	—	(417,153)	(778,529)	(402,068)	(1,597,750)
Payments related to issuances of Class A Common Stock for equity-based awards	2,981,780	—	—	—	—	36,439	(98,930)	—	(62,491)	—	—	(62,491)
Repurchase of Class A Common Stock	(3,444,713)	—	—	—	—	(200,605)	—	—	(200,605)	—	—	(200,605)
Exchange of AOG Units for Class A Common Stock	16,621,639	—	—	—	—	208,441	—	—	208,441	—	(158,754)	49,687
Net income	—	—	—	13,148	14,344	—	1,567,447	—	1,594,939	299,423	1,761,018	3,655,380
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	(1,527)	(1,527)	(19,151)	(1,470)	(22,148)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	—	82	82	—	69	151
Net income on available-for-sale securities	—	—	—	—	—	—	—	414	414	—	277	691
Balance at September 30, 2021	245,393,192	1	1	$264,398	$289,815	$1,017,939	$1,078,856	$(3,102)	$2,647,906	$2,818,847	$3,007,292	$8,474,045

See accompanying notes to condensed consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(dollars in thousands, except share data)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$3,655,380	$(608,659)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	165,664	161,268
Depreciation and amortization	19,895	13,058
Unrealized (gains) losses from investment activities	(1,403,617)	839,902
Principal investment (income) loss	(536,674)	25,506
Performance allocations	(2,588,697)	350,483
Change in fair value of contingent obligations	20,408	3,629
Gain from change in tax receivable agreement liability	(1,941)	—
Deferred taxes, net	357,212	(114,399)
Non-cash lease expense	31,482	32,991
Other non-cash amounts included in net income (loss), net	(19,954)	(6,550)
Cash flows due to changes in operating assets and liabilities:
Incentive fees receivable	1,106	1,386
Due from related parties	(12,890)	(65,856)
Accounts payable and accrued expenses	89,330	49,300
Accrued compensation and benefits	156,899	155,865
Deferred revenue	144,835	38,805
Due to related parties	(15,260)	1,601
Profit sharing payable	537,572	(82,695)
Lease liability	(21,017)	(16,784)
Other assets and other liabilities, net	95,686	(57,898)
Cash distributions of earnings from principal investments	385,079	16,538
Cash distributions of earnings from performance allocations	1,332,893	220,948
Satisfaction of contingent obligations	(20,609)	(12,870)
Apollo Funds and VIE related:
Net realized and unrealized (gains) losses from investing activities and debt	(444,064)	154,613
Cash transferred from consolidated VIEs	—	502,153
Deconsolidation of VIEs	(47,601)	—
Purchases of investments	(2,886,717)	(1,557,686)
Proceeds from sale of investments	3,188,133	1,691,247
Changes in other assets and other liabilities, net	(45,538)	(221,180)
Net Cash Provided by Operating Activities	$2,136,995	$1,514,716
Cash Flows from Investing Activities:
Purchases of fixed assets	$(27,729)	$(48,084)
Acquisitions	—	48,518
Proceeds from sale of investments	88,595	21,855
Purchase of investments	(369,716)	(528,462)
Purchase of U.S. Treasury securities	—	(1,056,827)
Proceeds from maturities of U.S. Treasury securities	—	1,598,357
Cash contributions to equity method investments	(255,495)	(194,374)
Cash distributions from equity method investments	247,798	141,684

Issuance of related party loans	(121,605)	(315)
Repayment of related party loans	96,308	9,040
Other investing activities	(1,387)	1,141
Apollo Funds and VIE related:
Purchase of U.S. Treasury securities	(1,634,259)	—
Proceeds from maturities of U.S. Treasury Securities	1,633,886	—
Net Cash Used in Investing Activities	$(343,604)	$(7,467)
Cash Flows from Financing Activities:
Principal repayments of debt	$—	$(16,990)
Dividends to Preferred Stockholders	(27,492)	(27,492)
Issuance of debt	—	518,756
Satisfaction of tax receivable agreement	(39,884)	(48,195)
Repurchase of Class A Common Stock	(200,605)	(91,617)
Payments related to deliveries of Class A Common Stock for RSUs	(98,930)	(91,913)
Dividends paid	(389,661)	(428,721)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(402,068)	(384,274)
Issuance of related party loans	—	28,280
Repayment of related party loans	—	(28,280)
Other financing activities, net	(3,118)	(9,890)
Apollo Funds and VIE related:
Issuance of debt	842,299	830,838
Principal repayment of debt	(1,539,457)	(828,975)
Issuances of debt within other liabilities of consolidated VIEs	—	68,819
Distributions paid to Non-Controlling Interests in consolidated entities	(774,876)	(146,867)
Contributions from Non-Controlling Interests in consolidated entities	1,188,691	189,831
Proceeds from issuance of Class A Units of SPAC	1,035,000	—
Payment of underwriting discounts	(34,223)	—
Net Cash Used in Financing Activities	$(444,324)	$(466,690)
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	1,349,067	1,040,559
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities, Beginning of Period	2,466,531	1,621,310
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities, End of Period	$3,815,598	$2,661,869
Supplemental Disclosure of Cash Flow Information:
Interest paid	$95,912	$88,953
Interest paid by consolidated variable interest entities	321,520	134,460
Income taxes paid	79,071	28,107
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash contributions to principal investments	$57,911	$—
Non-cash distributions from principal investments	92,402	(4,678)
Non-cash purchases of investments	—	1,153,316
Non-cash loss on Athene equity swap	—	(61,261)
Acquisition of goodwill	—	663
Contingent consideration	—	(6,208)
Supplemental Disclosure of Non-Cash Financing Activities:
Capital increases related to equity-based compensation	$131,889	$133,850
Issuance of restricted shares	36,439	28,991
Non-cash issuance of AOG units to Athene	—	1,214,577
Other non-cash financing activities	(7,994)	8,286

Non-cash distributions paid to Non-Controlling Interests in consolidated variable interest entities	—	(515,558)
Net Assets Transferred from Consolidated Variable Interest Entity:
Investments, at fair value	$—	$9,061,907
Other assets	—	130,907
Debt, at fair value	—	(7,344,884)
Other liabilities	—	(967,575)
Non-Controlling interest in consolidated entities related to acquisition	—	(1,382,509)
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$292,844	$76,580
Due to related parties	(243,157)	(62,531)
Additional paid in capital	(49,687)	(14,049)
Non-Controlling Interest in Apollo Operating Group	158,754	16,967

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Condensed Consolidated Statements of Financial Condition:
Cash and cash equivalents	$2,090,197	$1,838,646
Restricted cash and cash equivalents	1,052,782	17,694
Cash and cash equivalents held at consolidated variable interest entities	672,619	805,529
Total Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$3,815,598	$2,661,869

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
Organization of the Company
As of September 30, 2021, the Company owned, through five intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, APO Asset Co., LLC, a Delaware limited liability company that is treated as a corporation for U.S. federal income tax purposes, APO (FC), LLC, an Anguilla limited liability company that is a disregarded entity for U.S. federal income tax purposes, APO (FC II), LLC, an Anguilla limited liability company that is a disregarded entity for U.S. federal income tax purposes, and APO (FC III), LLC, a Cayman Islands limited liability company that is a disregarded entity for U.S. federal income tax purposes (collectively, the “Intermediate Holding Companies”), 56.7% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group.
AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is an entity through which the Co-Founders and certain of the Company’s other current and former partners (the “Contributing Partners”) indirectly beneficially own interests in each of the entities that comprise the Apollo Operating Group. As of September 30, 2021, Holdings owned 36.6% of the economic interests in the Apollo Operating Group. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying condensed consolidated financial statements.
Athene and Apollo Strategic Transaction
On February 28, 2020, pursuant to a transaction agreement (the “Transaction Agreement”) between Athene Holding, AGM Inc. and the entities that form the Apollo Operating Group, the Apollo Operating Group issued 29,154,519 non-voting equity interests of the Apollo Operating Group to Athene. As a result, as of September 30, 2021, Athene owned 6.7% of the economic interests in the Apollo Operating Group. See note 14 for further disclosure regarding the Transaction Agreement.
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
Apollo and Athene Merger and Corporate Conversion
On March 8, 2021, AGM Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AHL, Tango Holdings, Inc., a Delaware corporation and a direct wholly-owned subsidiary of AGM Inc. (“HoldCo”), Blue Merger Sub, Ltd., a Bermuda exempted company and a direct wholly-owned subsidiary of HoldCo (“AHL Merger Sub”), and Green

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of HoldCo (“AGM Merger Sub” and together with AHL Merger Sub, the “Merger Subs”).
At the closing of the transaction (the “Closing”), AHL Merger Sub will merge with and into AHL (the “AHL Merger”), with AHL as the surviving entity in the AHL Merger and a direct wholly-owned subsidiary of HoldCo (the “AHL Surviving Entity”), and AGM Merger Sub will merge with and into Apollo (the “AGM Merger” and, together with the AHL Merger, the “Mergers”) with AGM as the surviving entity in the AGM Merger and a direct wholly-owned subsidiary of HoldCo (the “AGM Surviving Entity”). Upon consummation of the Mergers, AGM and AHL will be direct wholly-owned subsidiaries of HoldCo, which will be renamed “Apollo Global Management, Inc.” The transaction is expected to close in January of 2022. The transaction requires the approval of stockholders of both Apollo and AHL, and is subject to, among other things, regulatory approvals, and other customary closing conditions. See note 14 for further disclosure regarding the Merger Agreement.
In addition, on March 9, 2021, AGM Inc. entered into a binding governance term sheet with the Co-Founders pursuant to which it was agreed, among other things, that the Company will convert its corporate structure to a single class of common stock with one vote per share. The change will take effect at closing of the Mergers, subject to regulatory and stockholder approvals, and will result in the exchange of Apollo Operating Group units held by AP Professional Holdings, L.P. for a combination of Class A shares (which will be converted into HoldCo shares at the closing of the AGM Merger) and cash in connection with the conversion of the corporate structure, and the reorganization of Apollo Global Management, Inc. from an umbrella partnership C corporation (“Up-C”) structure to a C-corporation with a single class of common stock.
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
Cash and Cash Equivalents
Apollo considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include money market funds and U.S. Treasury securities with original maturities of three months or less when purchased. Interest income from cash and cash equivalents is recorded in interest income in the condensed consolidated statements of operations. The carrying values of the money market funds and U.S. Treasury securities were $1.6 billion and $1.2 billion as of September 30, 2021 and December 31, 2020, respectively, which represent their fair values due to their short-term nature and are categorized as Level I within the fair value hierarchy. Substantially all of the Company’s cash on deposit is in interest bearing accounts with major financial institutions and exceed insured limits.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents includes cash held in reserve accounts used to make required payments in respect of the 2039 Senior Secured Guaranteed Notes. Restricted cash and cash equivalents also includes cash deposited at a bank, which is pledged as collateral in connection with leased premises.
Restricted cash and cash equivalents of Apollo Strategic Growth Capital II (“APSG II”), a consolidated SPAC, are held in a trust account and include money market funds that were purchased with funds raised through the initial public offering of the consolidated entity. The $690.1 million in funds as of September 30, 2021 are restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in APSG II’s trust agreement. Restricted cash and cash equivalents of Acropolis Infrastructure Acquisition Corp. (“Acropolis”), a consolidated SPAC, are held in a trust account and include U.S. Treasury bills with original maturities of three months or less when purchased, that

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
were purchased with funds raised through the initial public offering of the consolidated entity. The $345.0 million in funds as of September 30, 2021 are restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in Acropolis’s trust agreement
U.S. Treasury securities, at fair value
U.S. Treasury securities, at fair value includes U.S. Treasury bills with original maturities greater than three months when purchased. These securities are recorded at fair value. Interest income on such securities is separately presented from the overall change in fair value and is recognized in interest income in the condensed consolidated statements of operations. Any remaining change in fair value of such securities, that is not recognized as interest income, is recognized in net gains (losses) from investment activities in the condensed consolidated statements of operations.
U.S. Treasury securities, at fair value of Apollo Strategic Growth Capital (“APSG”), a consolidated SPAC, are held in a trust account and consist of U.S Treasury bills with original maturities of greater than three months when purchased, that were purchased with funds raised through the initial public offering of the consolidated entity. The $817.2 million in funds as of September 30, 2021 are restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in APSG’s trust agreement.
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
The carrying amounts of equity method investments are recorded in investments in the condensed consolidated statements of financial condition. Generally, the underlying entities that the Company manages and invests in are, for U.S. GAAP purposes, investment companies which reflect their investments at estimated fair value. For such entities, the carrying value of the Company’s equity method investments approximates fair value.
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
Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. There was $23.8 million of revenue recognized during the nine months ended September 30, 2021 that was previously deferred as of January 1, 2021.
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
Redeemable non-controlling interests
Redeemable non-controlling interests represent the shares issued by APSG, APSG II and Acropolis, the consolidated SPACs, that are redeemable for cash by the public shareholders in connection with the SPACs’ failure to complete a business combination or tender offer/stockholder approval provisions. The redeemable non-controlling interests are initially recorded at their original issue price, net of issuance costs and the initial fair value of separately traded warrants. The carrying

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
amount is accreted to its redemption value over the period from the date of issuance to the earliest redemption date of the instrument. These increases are recorded against additional paid-in capital.
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
Use of Estimates
The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Apollo’s most significant estimates include goodwill, intangible assets, income taxes, performance allocations, incentive fees, contingent consideration obligation related to an acquisition, non-cash compensation, and fair value of investments and debt. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is unable to predict the adverse impact the COVID-19 pandemic will ultimately have. While such impact may change considerably over time, the estimates and assumptions affecting the Company’s condensed consolidated financial statements are based on information available as of September 30, 2021. Actual results could differ materially from those estimates.
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
3. INVESTMENTS
The following table presents Apollo’s investments:

	As of September 30, 2021	As of December 31, 2020
Investments, at fair value	$4,076,767	$2,360,434
Equity method investments	1,311,146	1,010,821
Performance allocations	2,598,693	1,624,156
Total Investments	$7,986,606	$4,995,411
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
The Company’s equity investment in Athene Holding, for which the fair value option was elected, met the significance criteria as defined by the SEC for the three and nine months ended September 30, 2021 and 2020. As such, the following tables present summarized financial information of Athene Holding:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Statements of Operations
Revenues	$8,724	$3,275	$19,538	$6,124
Benefits and expenses	8,004	2,251	16,689	5,401
Income before income taxes	720	1,024	2,849	723
Income tax expense (benefit)	(50)	140	196	124
Net income	770	884	2,653	599
Less: Net income (loss) attributable to non-controlling interests	37	232	(111)	151
Net income available to Athene Holding Ltd. shareholders	$733	$652	$2,764	$448
Less: Preferred stock dividends	35	30	106	67
Net income available to Athene Holding Ltd. common shareholders	$698	$622	$2,658	$381

Net Gains (Losses) from Investment Activities
The following table presents the realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Realized gains (losses) on sales of investments, net	$(197)	$155	$996	$2,031
Net change in unrealized gains (losses) due to changes in fair value	172,995	144,317	1,438,347	(853,443)
Net gains (losses) from investment activities	$172,798	$144,472	$1,439,343	$(851,412)

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
Equity method investments consisted of the following:

	Equity Held as of
	September 30, 2021	(4)	December 31, 2020	(4)
Credit(1)	$189,962		$258,952
Private Equity(2)	1,037,132		672,430
Real Assets	84,052		79,439
Total equity method investments(3)	$1,311,146		$1,010,821
(1)    The equity method investment in AINV was $40.1 million and $40.4 million as of September 30, 2021 and December 31, 2020, respectively. The value of the Company’s investment in AINV was $35.8 million and $30.8 million based on the quoted market price of AINV as of September 30, 2021 and December 31, 2020, respectively.
(2)    The equity method investment in Fund VIII was $279.5 million and $343.3 million as of September 30, 2021 and December 31, 2020, respectively, representing an ownership percentage of 2.2% and 2.2% as of September 30, 2021 and December 31, 2020, respectively. The equity method investment in Fund IX was $469.9 million and $134.4 million as of September 30, 2021 and December 31, 2020, respectively, representing an ownership percentage of 1.9% and 1.9% as of September 30, 2021 and December 31, 2020, respectively.
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
Performance Allocations
Performance allocations receivable recorded within investments in the condensed consolidated statements of financial condition from credit, private equity and real assets funds consisted of the following:

	As of September 30, 2021	As of December 31, 2020
Credit	$551,575	$465,153
Private Equity	1,866,292	1,040,827
Real Assets	180,826	118,176
Total performance allocations	$2,598,693	$1,624,156
The table below provides a roll forward of the performance allocations balance:

	Credit	Private Equity	Real Assets	Total
Performance allocations, January 1, 2021	$465,153	$1,040,827	$118,176	$1,624,156
Change in fair value of funds	360,488	1,840,585	106,357	2,307,430
Fund distributions to the Company	(274,066)	(1,015,120)	(43,707)	(1,332,893)
Performance allocations, September 30, 2021	$551,575	$1,866,292	$180,826	$2,598,693
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
4. PROFIT SHARING PAYABLE
Profit sharing payable consisted of the following:

	As of September 30, 2021	As of December 31, 2020
Credit	$466,850	$356,375
Private Equity	967,921	422,079
Real Assets	93,891	64,223
Total profit sharing payable	$1,528,662	$842,677
The table below provides a roll-forward of the profit sharing payable balance:

	Credit	Private Equity	Real Assets	Total
Profit sharing payable, January 1, 2021	$356,375	$422,079	$64,223	$842,677
Profit sharing expense	231,145	930,187	54,882	1,216,214
Payments/other	(120,670)	(384,345)	(25,214)	(530,229)
Profit sharing payable, September 30, 2021	$466,850	$967,921	$93,891	$1,528,662
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
Consolidated Variable Interest Entities
As noted further in note 14, Apollo purchased a 17% incremental equity ownership stake in Athene on February 28, 2020, bringing Apollo’s beneficial ownership in Athene to approximately 28.4% as of September 30, 2021. This has resulted in Apollo’s indirect ownership through Athene in several VIEs being considered significant and therefore Apollo has consolidated the financial positions and results of operations of such VIEs given that the Company also has the power to direct the activities that most significantly impact the economic performance of these VIEs.
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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021	(1)	2020	(1)	2021	(1)	2020	(1)
Net gains (losses) from investment activities	$104,885		$142,247		$460,459		$(358,497)
Net gains (losses) from debt	(4,210)		24,249		(15,737)		205,518
Interest and other income	162,815		81,663		525,573		317,714
Interest and other expenses	(121,035)		(126,040)		(569,843)		(150,674)
Net gains from investment activities of consolidated variable interest entities	$142,455		$122,119		$400,452		$14,061
(1)Amounts reflect consolidation eliminations.
Senior Secured Notes, Subordinated Notes and Secured Borrowings
Included within debt, at fair value and other liabilities are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of those amounts:

	As of September 30, 2021				As of December 31, 2020
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)	$7,557,029	3.13%		15.5	$8,104,973	3.11%		11.1
Subordinated Notes(2)	608,083	N/A	(1)	90.4	634,600	N/A	(1)	21.8
Secured Borrowings(2)(3)	20,357	2.13%		0.4	236,698	2.41%		0.3
Total	$8,185,469				$8,976,271
(1)The principal outstanding balance of the subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.
(2)The notes and borrowings of the consolidated VIEs are collateralized by assets held by each respective vehicle and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. As of September 30, 2021 and December 31, 2020, the fair value of these consolidated VIEs’ assets were $8.8 billion and $9.6 billion, respectively.
(3)As of September 30, 2021 and December 31, 2020, secured borrowings consist of consolidated VIEs’ obligations through a repurchase agreement redeemable at maturity with third party lenders. The fair value of the secured borrowings as of September 30, 2021 and

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
December 31, 2020 approximates principal outstanding due to the short term nature of the borrowings. These secured borrowings are classified as a Level III liability within the fair value hierarchy.
The consolidated VIEs’ debt obligations contain various customary loan covenants. As of September 30, 2021, the Company was not aware of any instances of non-compliance with any of these covenants.
As of September 30, 2021, except for the secured borrowings, the contractual maturities for debt of the consolidated VIEs are greater than 9 years.
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

	As of September 30, 2021	(2)	As of December 31, 2020
Assets:
Cash	$191,573		$354,109
Investments	4,691,223		4,154,057
Receivables	100,735		34,800
Total Assets	$4,983,531		$4,542,966

Liabilities:
Debt and other payables	$1,703,882		$1,229,345
Total Liabilities	$1,703,882		$1,229,345

Apollo Exposure(1)	$196,627		$155,273
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
6. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of September 30, 2021
	Level I	Level II	Level III		Total	Cost
Assets
U.S. Treasury securities, at fair value	$2,107,175	$—	$—		$2,107,175	$2,107,064
Investments, at fair value:
Investment in Athene Holding	—	3,356,796	—		3,356,796	2,092,247
Other investments	46,407	47,231	626,333	(1)	719,971	602,605
Total investments, at fair value	46,407	3,404,027	626,333		4,076,767	2,694,852
Investments of VIEs, at fair value	4,686	1,043,832	11,739,125		12,787,643
Investments of VIEs, valued using NAV	—	—	—		400,485
Total investments of VIEs, at fair value	4,686	1,043,832	11,739,125		13,188,128
Due from related parties(5)	—	—	46,079		46,079
Derivative assets(2)	—	5,446	—		5,446
Total Assets	$2,158,268	$4,453,305	$12,411,537		$19,423,595

Liabilities
Debt of VIEs, at fair value	$—	$853,430	$7,169,317		$8,022,747
Other liabilities of VIEs, at fair value	—	2,185	25,468		27,653
Contingent consideration obligations(3)	—	—	119,587		119,587
Other liabilities(4)	35,024	—	—		35,024
Derivative liabilities(2)	—	(160)	—		(160)
Total Liabilities	$35,024	$855,455	$7,314,372		$8,204,851

	As of December 31, 2020
	Level I	Level II	Level III		Total	Cost
Assets
U.S. Treasury securities, at fair value	$1,816,958	$—	$—		$1,816,958	$1,816,635
Investments, at fair value:
Investment in Athene Holding	—	1,942,574	—		1,942,574	2,092,247
Other investments	—	48,088	369,772	(1)	417,860	354,010
Total investments, at fair value	—	1,990,662	369,772		2,360,434	2,446,257
Investments of VIEs, at fair value	2,558	2,140,135	10,962,980		13,105,673
Investments of VIEs, valued using NAV	—	—	—		210,343
Total investments of VIEs, at fair value	2,558	2,140,135	10,962,980		13,316,016
Derivative assets(2)	—	17	—		17
Total Assets	$1,819,516	$4,130,814	$11,332,752		$17,493,425

Liabilities
Debt of VIEs, at fair value	$—	$1,580,097	$7,080,418		$8,660,515
Other liabilities of VIEs, at fair value	—	3,874	20,202		24,076
Contingent consideration obligations(3)	—	—	119,788		119,788
Derivative liabilities(2)	—	100	—		100
Total Liabilities	$—	$1,584,071	$7,220,408		$8,804,479
(1)    Other investments as of September 30, 2021 and December 31, 2020 excludes $112.7 million and $44.4 million, respectively, of performance allocations classified as Level III related to certain investments for which the Company has elected the fair value option. The Company’s policy is to account for performance allocations as investments.
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
(5)    Due from related parties represents a receivable from a credit fund.
The following tables summarize the changes in financial assets measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended September 30, 2021
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$389,787	$11,877,952	$12,267,739
Transfer out due to deconsolidation	—	(924)	(924)
Purchases	204,587	284,605	489,192
Sales of investments/distributions	—	(344,659)	(344,659)
Net realized gains	16,488	16,616	33,104
Changes in net unrealized gains	19,766	79,212	98,978
Cumulative translation adjustment	(1,873)	(10,166)	(12,039)
Transfer into Level III(1)	—	31,444	31,444
Transfer out of Level III(1)	(2,422)	(194,955)	(197,377)
Balance, End of Period	$626,333	$11,739,125	$12,365,458
Change in net unrealized gains included in net gains from investment activities related to investments still held at reporting date	$19,766	$—	$19,766
Change in net unrealized gains included in net gains (losses) from investment activities of consolidated VIEs related to investments still held at reporting date	—	79,514	79,514

	For the Three Months Ended September 30, 2020
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$267,353	$8,015,580	$8,282,933
Purchases	18,507	95,943	114,450
Sale of investments/distributions	(12,477)	(185,327)	(197,804)
Settlements	—	(196,746)	(196,746)
Net realized gains (losses)	—	(328)	(328)
Changes in net unrealized gains	6,700	74,291	80,991
Cumulative translation adjustment	10,239	27,366	37,605
Transfer into Level III(1)	641	8,829	9,470
Transfer out of Level III(1)	—	(7,887)	(7,887)
Balance, End of Period	$290,963	$7,831,721	$8,122,684
Change in net unrealized gains included in net gains from investment activities related to investments still held at reporting date	$6,700	$—	$6,700
Change in net unrealized gains included in net gains (losses) from investment activities of consolidated VIEs related to investments still held at reporting date	—	(57,888)	(57,888)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

	For the Nine Months Ended September 30, 2021
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$369,772	$10,962,980	$11,332,752
Transfer out due to deconsolidation	—	(230,641)	(230,641)
Purchases	204,587	1,967,028	2,171,615
Sale of investments/distributions	(3,235)	(1,150,592)	(1,153,827)
Net realized gains	17,556	29,591	47,147
Changes in net unrealized gains	48,882	411,359	460,241
Cumulative translation adjustment	(9,513)	(24,414)	(33,927)
Transfer into Level III(1)	706	41,329	42,035
Transfer out of Level III(1)	(2,422)	(267,515)	(269,937)
Balance, End of Period	$626,333	$11,739,125	$12,365,458
Change in net unrealized gains included in principal investment income related to investments still held at reporting date	$48,882	$—	$48,882
Change in net unrealized gains included in net gains (losses) from investment activities of consolidated VIEs related to investments still held at reporting date	—	278,471	278,471

	For the Nine Months Ended September 30, 2020
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$113,410	$321,069	$434,479
Transfer in due to consolidation	—	7,794,128	7,794,128
Purchases	178,462	955,523	1,133,985
Sale of investments/distributions	(21,855)	(369,204)	(391,059)
Settlements	—	(634,694)	(634,694)
Net realized gains (losses)	1,751	(207)	1,544
Changes in net unrealized gains (losses)	5,519	(260,265)	(254,746)
Cumulative translation adjustment	13,309	23,582	36,891
Transfer into Level III(1)	641	79,465	80,106
Transfer out of Level III(1)	(274)	(77,676)	(77,950)
Balance, End of Period	$290,963	$7,831,721	$8,122,684
Change in net unrealized losses included in principal investment income related to investments still held at reporting date	$5,519	$—	$5,519
Change in net unrealized losses included in net gains (losses) from investment activities of consolidated VIEs related to investments still held at reporting date	—	(105,191)	(105,191)
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
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following table summarizes the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended September 30, 2021
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total
Balance, Beginning of Period	$128,984	$7,206,174	$7,335,158
Issuances	—	15,980	15,980
Repayments	(7,495)	(29,510)	(37,005)
Net realized gains	—	(1,681)	(1,681)
Changes in net unrealized (gains) losses(1)	(1,902)	13,859	11,957
Cumulative translation adjustment	—	(10,293)	(10,293)
Transfer into Level III(2)	—	256	256
Balance, End of Period	$119,587	$7,194,785	$7,314,372
Change in net unrealized losses included in net gains (losses) from investment activities of consolidated VIEs related to debt and other liabilities still held at reporting date	$—	$4,672	$4,672

	For the Three Months Ended September 30, 2020
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total
Balance, Beginning of Period	$99,097	$4,258,747	$4,357,844
Issuances	—	24,690	24,690
Repayments	—	(42,025)	(42,025)
Net realized gains	—	(1,245)	(1,245)
Changes in net unrealized (gains) losses(1)	4,176	(97,736)	(93,560)
Cumulative translation adjustment	—	23,273	23,273
Balance, End of Period	$103,273	$4,165,704	$4,268,977
Change in net unrealized gains included in net gains (losses) from investment activities of consolidated VIEs related to debt and other liabilities still held at reporting date	$—	$(87,501)	$(87,501)

	For the Nine Months Ended September 30, 2021
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total
Balance, Beginning of Period	$119,788	$7,100,620	$7,220,408
Issuances	—	327,388	327,388
Repayments	(20,609)	(301,414)	(322,023)
Net realized losses	—	9,049	9,049
Changes in net unrealized losses(1)	20,408	83,005	103,413
Cumulative translation adjustment	—	(24,316)	(24,316)
Transfer into Level III(2)	—	453	453
Balance, End of Period	$119,587	$7,194,785	$7,314,372
Change in net unrealized losses included in net gains (losses) from investment activities of consolidated VIEs related to debt and other liabilities still held at reporting date	$—	$93,743	$93,743

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

	For the Nine Months Ended September 30, 2020
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total
Balance, Beginning of Period	$112,514	$—	$112,514
Transfer in due to consolidation	—	4,291,286	4,291,286
Issuances	—	327,618	327,618
Repayments	(12,870)	(240,775)	(253,645)
Net realized losses	—	2,214	2,214
Changes in net unrealized (gains) losses(1)	3,629	(239,779)	(236,150)
Cumulative translation adjustment	—	25,140	25,140
Balance, End of Period	$103,273	$4,165,704	$4,268,977
Change in net unrealized gains included in net gains (losses) from investment activities of consolidated VIEs related to debt and other liabilities still held at reporting date	$—	$(312,764)	$(312,764)
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
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy:

	As of September 30, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (1)
Financial Assets
Other investments	$264,803	Embedded value	N/A	N/A	N/A
	152,790	Discounted cash flow	Discount rate	15.0% - 52.8%	27.8%
	208,740	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	46,079	Discounted cash flow	Discount rate	16.0%	16.0%
Investments of consolidated VIEs:
Equity securities	4,113,183	Discounted cash flow	Discount rate	3.1% - 18.5%	7.7%
		Dividend discount model	Discount rate	10.7% - 13.7%	11.9%
		Market comparable companies	NTAV multiple	1.25x	1.25x
		Adjusted transaction value	Purchase multiple	1.25x	1.25x
Bank loans	4,007,051	Discounted cash flow	Discount rate	1.8% - 15.6%	4.3%
Profit participating notes	2,672,664	Discounted cash flow	Discount rate	8.7% - 12.5%	12.4%
Real estate	481,315	Discounted cash flow	Capitalization rate	4.5% - 6.0%	5.7%
		Discounted cash flow	Discount rate	6.8% - 12.5%	8.3%
		Discounted cash flow	Terminal capitalization rate	8.3%	8.3%
		Direct capitalization	Capitalization rate	5.5% - 8.5%	6.3%
		Direct capitalization	Terminal capitalization rate	6.0% - 12.0%	6.9%
Bonds	95,148	Discounted cash flow	Discount rate	4.0% - 7.1%	6.1%
Convertible securities	26,853	Dividend discount model	Discount rate	13.7%	13.7%
Warrants	3,440	Option model	Volatility	37.0% - 54.0%	43.3%
Other equity investments	339,471	Adjusted transaction value	N/A	N/A	N/A
Total Investments of Consolidated VIEs	11,739,125
Total Financial Assets	$12,411,537
Financial Liabilities
Liabilities of Consolidated VIEs:
Secured loans	$3,997,323	Discounted cash flow	Discount rate	1.4% - 9.6%	2.7%
Subordinated notes	3,149,872	Discounted cash flow	Discount rate	4.5% - 11.6%	5.7%
Participating equity	22,129	Discounted cash flow	Discount rate	15.0%	15.0%
Other liabilities	25,461	Discounted cash flow	Discount rate	2.2% - 8.6%	4.9%
Total liabilities of Consolidated VIEs:	7,194,785
Contingent Consideration Obligation	119,587	Discounted cash flow	Discount rate	18.5%	18.5%
Total Financial Liabilities	$7,314,372

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
Fair Value Measurement of Investment in Athene Holding
As of September 30, 2021, the fair value of Apollo’s Level II investment in Athene Holding was estimated using the closing market price of Athene Holding shares of $68.87 less a DLOM of 10.7%. The DLOM was derived based on the average remaining lock up restrictions on the shares of Athene Holding held by Apollo (36 months from the closing date of the transactions contemplated by the Transaction Agreement) and the estimated volatility in such shares of Athene Holding. The historical share price volatility of a representative set of Athene Holding’s publicly traded insurance peers was calculated over a three year period equivalent to the lock up on the shares of Athene Holding held by Apollo and used as a proxy to estimate the projected volatility in Athene Holding’s shares. As of December 31, 2020, the fair value of Apollo’s Level II investment in Athene Holding was estimated using the closing market price of Athene Holding shares of $43.14 less a DLOM of 17.5%.
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
Consolidated VIEs
Investments
The significant unobservable inputs used in the fair value measurement of the equity securities include the discount rate applied, purchase multiple and net tangible asset value in the valuation models. These unobservable inputs in isolation can cause significant increases or decreases in fair value. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks.
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
The significant unobservable inputs used in the fair value measurement of convertible securities are discount rates. Significant increases (decreases) in any discount rates would result in a significantly lower (higher) fair value measurement.
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
7. OTHER ASSETS
Other assets consisted of the following:

	As of September 30, 2021	As of December 31, 2020
Fixed assets	$219,746	$191,853
Less: Accumulated depreciation and amortization	(124,751)	(111,821)
Fixed assets, net	94,995	80,032
Deferred equity-based compensation(1)	249,987	137,777
Prepaid expenses	61,326	46,639
Intangible assets, net	16,458	23,586
Tax receivables	16,951	42,979
Other	56,802	33,950
Total Other Assets	$496,519	$364,963
(1)Deferred equity-based compensation relates to the value of equity-based awards that have been or are expected to be granted in connection with the settlement of certain profit sharing arrangements. A corresponding amount for awards expected to be granted of $209.5 million and $114.6 million, as of September 30, 2021 and December 31, 2020, respectively, is included in other liabilities on the condensed consolidated statements of financial condition.
Depreciation expense was $4.8 million and $2.7 million for the three months ended September 30, 2021 and 2020, respectively, and $13.1 million and $7.6 million for the nine months ended September 30, 2021 and 2020, respectively, and is presented as a component of general, administrative and other expense in the condensed consolidated statements of operations.
8. LEASES
Apollo has operating leases for office space, data centers, and certain equipment under various lease agreements.
The table below presents operating lease expenses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$10,916	$9,587	$33,930	$35,566
The following table presents supplemental cash flow information related to operating leases:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Operating cash flows for operating leases	$10,971	$5,404	$23,465	$19,360

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
As of September 30, 2021, the Company’s total lease payments by maturity are presented in the following table:

Operating Lease Payments
Remaining 2021	$11,210
2022	47,423
2023	42,482
2024	38,881
2025	37,979
Thereafter	335,698
Total lease payments	$513,673
Less imputed interest	(86,144)
Present value of lease payments	$427,529
The Company has undiscounted future operating lease payments of $197.6 million related to leases that have not commenced that were entered into as of September 30, 2021. Such lease payments are not yet included in the table above or the Company’s condensed consolidated statements of financial condition as lease assets and lease liabilities. These operating leases are anticipated to commence by 2022 with lease terms of approximately 16 years.
Supplemental information related to leases is as follows:

	As of September 30, 2021	As of September 30, 2020
Weighted average remaining lease term (in years)	13.3	13.7
Weighted average discount rate	2.9%	3.1%
9. INCOME TAXES
The Company’s income tax (provision) benefit totaled $(101.4) million and $(89.4) million for the three months ended September 30, 2021 and 2020, respectively, and $(498.7) million and $66.2 million for the nine months ended September 30, 2021 and 2020, respectively. The Company’s effective tax rate was approximately 13.8% and 11.7% for the three months ended September 30, 2021 and 2020, respectively, and 12.0% and 9.8% for the nine months ended September 30, 2021 and 2020, respectively.
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
The primary jurisdictions in which the Company operates and in which it incurs income taxes are the United States and the United Kingdom. There are no unremitted earnings with respect to the United Kingdom and other foreign entities.
In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. As of September 30, 2021, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2017 through 2019 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax returns of the Company and certain subsidiaries for the 2019 tax year. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2018. The United Kingdom and India tax authorities are currently examining certain subsidiaries’ tax returns for tax year 2017. No provisions with respect to these examinations have been recorded.
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

Exchange of AOG Units for Class A Common Stock	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Nine Months Ended September 30, 2021	$292,844	$243,157	$49,687
For the Nine Months Ended September 30, 2020	$76,580	$62,531	$14,049
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
10. DEBT
Debt consisted of the following:

	As of September 30, 2021				As of December 31, 2020
	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate
2024 Senior Notes(1)	$498,306	$541,066	(4)	4.00%	$497,817	$553,633	(4)	4.00%
2026 Senior Notes(1)	497,602	563,511	(4)	4.40	497,217	581,898	(4)	4.40
2029 Senior Notes(1)	674,779	779,597	(4)	4.87	674,757	804,768	(4)	4.87
2030 Senior Notes(1)	494,779	504,429	(4)	2.65	494,375	513,362	(4)	2.65
2039 Senior Secured Guaranteed Notes(1)	317,749	370,385	(5)	4.77	317,042	376,472	(5)	4.77
2048 Senior Notes(1)	296,726	386,118	(4)	5.00	296,633	379,953	(4)	5.00
2050 Subordinated Notes(1)	296,645	313,500	(4)	4.95	296,557	307,500	(4)	4.95
Secured Borrowing I(2)	18,504	18,492	(3)	1.84	19,526	19,527	(3)	1.84
Secured Borrowing II(2)	19,681	19,668	(3)	1.70	20,767	20,773	(3)	1.71
2016 AMI Term Facility I(2)	19,530	19,530	(3)	1.30	20,608	20,608	(3)	1.30
2016 AMI Term Facility II(2)	18,880	18,880	(3)	1.40	19,922	19,922	(3)	1.40
Total Debt	$3,153,181	$3,535,176			$3,155,221	$3,598,416
(1)Includes amortization of note discount, as applicable. Outstanding balance is presented net of unamortized debt issuance costs:

	As of September 30, 2021	As of December 31, 2020
2024 Senior Notes	$1,427	$1,841
2026 Senior Notes	2,193	2,545
2029 Senior Notes	4,797	5,282
2030 Senior Notes	3,937	4,231
2039 Senior Secured Guaranteed Notes	7,251	7,958
2048 Senior Notes	2,988	3,073
2050 Subordinated Notes	3,355	3,443
Total	$25,948	$28,373

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
The Secured Borrowings consist of obligations through repurchase agreements redeemable at maturity with third party lenders. The weighted average remaining maturity of Secured Borrowing I and II is 9.9 years.
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
AMH Credit Facility—On November 23, 2020, AMH as borrower (the “Borrower”) entered into a new credit agreement (the “AMH Credit Facility”) with the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent for the lenders. The AMH Credit Facility refinanced the 2018 AMH Credit Facility listed below. The AMH Credit Facility provides for a $750 million revolving credit facility to the Borrower with a final maturity date of November 23, 2025. The AMH Credit Facility is to remain available until its maturity, and any undrawn revolving commitments bear a commitment fee. The interest rate on the AMH Credit Facility is based on adjusted London Inter-Bank Offered Rate (“LIBOR”) and the applicable margin as of September 30, 2021 was 1.00%. The commitment fee on the $750 million undrawn AMH Credit Facility as of September 30, 2021 was 0.09%.
Borrowings under the AMH Credit Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. The Borrower may incur incremental facilities in respect of the AMH Credit Facility in an aggregate amount not to exceed $250 million plus additional amounts so long as the Borrower is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. As of September 30, 2021, the AMH Credit Facility was undrawn.
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
As of September 30, 2021, the indentures governing the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2048 Senior Notes and the 2050 Subordinated Notes (the “Indentures”) include covenants that restrict the ability of AMH and, as applicable, the guarantors of the notes under the Indentures to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries, or merge, consolidate or sell, transfer or lease assets. The Indentures also provide for customary events of default.
As of September 30, 2021, the indenture governing the 2039 Senior Secured Guaranteed Notes includes a series of covenants and restrictions customary for transactions of this type, including covenants that (i) require the Issuer to maintain specified reserve accounts to be used to make required payments in respect of the 2039 Senior Secured Guaranteed Notes, (ii) relate to prepayments and related payments of specified amounts, including specified make-whole payments under certain circumstances and (iii) relate to recordkeeping, access to information and similar matters.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following table presents the interest expense incurred related to the Company’s debt:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Interest Expense:(1)
2018 AMH Credit Facility	$—	$316	$—	$945
AMH Credit Facility	329	—	972	—
2024 Senior Notes	5,163	5,163	15,489	15,489
2026 Senior Notes	5,628	5,628	16,885	16,885
2029 Senior Notes	8,229	8,229	24,687	24,687
2030 Senior Notes	3,462	3,465	10,384	4,428
2039 Senior Secured Guaranteed Notes	4,111	4,111	12,334	12,334
2048 Senior Notes	3,781	3,781	11,343	11,343
2050 Subordinated Notes	3,742	3,742	11,226	11,228
AMI Term Facilities/ Secured Borrowings	375	454	1,113	1,083
Total Interest Expense	$34,820	$34,889	$104,433	$98,422
(1)Debt issuance costs incurred are amortized into interest expense over the term of the debt arrangement, as applicable.
11. NET INCOME (LOSS) PER SHARE OF CLASS A COMMON STOCK
The table below presents basic and diluted net income (loss) per share of Class A Common Stock using the two-class method for the three and nine months ended September 30, 2021 and 2020:

	Basic and Diluted
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net Income (Loss) Attributable to Apollo Global Management, Inc. Class A Common Stockholders	$249,158	$263,236	$1,567,447	$(304,982)
Dividends declared on Class A Common Stock(1)	(121,983)	(112,075)	(376,657)	(413,858)
Dividends on participating securities(2)	(3,860)	(4,008)	(13,004)	(14,863)
Earnings allocable to participating securities	(4,399)	(5,853)	(43,005)	—	(3)
Undistributed income (loss) attributable to Class A Common Stockholders: Basic and Diluted	118,916	141,300	1,134,781	(733,703)
Denominator:
Weighted average number of shares of Class A Common Stock outstanding: Basic and Diluted	239,451,921	227,771,678	233,539,355	227,395,847
Net Income (Loss) per share of Class A Common Stock: Basic and Diluted(4)
Distributed Income	$0.50	$0.49	$1.60	$1.80
Undistributed Income (Loss)	0.51	0.62	4.87	(3.21)
Net Income (Loss) per share of Class A Common Stock: Basic and Diluted	$1.01	$1.11	$6.47	$(1.41)
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
(4)For the three and nine months ended September 30, 2021 and September 30, 2020, all of the classes of securities were determined to be anti-dilutive.

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
Apollo Global Management, Inc. has one share of Class B common stock, $0.00001 par value per share, of the Company (“Class B Common Stock”) outstanding, which is held by BRH Holdings GP, Ltd. (“BRH”). The voting power of the share of Class B Common Stock is reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for shares of Class A Common Stock, subject to the terms of the AGM Inc. Certificate of Incorporation. The Class B Common Stock has no net income (loss) per share as it does not participate in Apollo’s earnings (losses) or dividends. The Class B Common Stock has no dividend rights and only a de minimis liquidation right. The Class B Common Stock represented 43.4% and 47.2% of the total voting power of the Company’s Class A Common Stock and Class B Common Stock with respect to the matters upon which they were entitled to vote together as a single class pursuant to the Company’s governing documents as of September 30, 2021 and 2020, respectively.
The following table summarizes the anti-dilutive securities for the three and nine months ended September 30, 2021 and 2020, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average vested RSUs	647,966	137,606	666,044	600,651
Weighted average unvested RSUs	7,322,877	8,149,823	7,434,469	7,831,201
Weighted average AOG Units outstanding(1)	163,292,411	174,873,808	169,865,872	175,447,257
Weighted average unvested restricted shares	886,940	1,148,241	750,035	1,212,620
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
During the nine months ended September 30, 2021 and September 30, 2020, the Company awarded Performance Grants of 2.1 million and 2.1 million RSUs to certain employees with a grant date fair value of $97.6 million and $81.5 million, respectively, which vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation. In accordance with U.S. GAAP, equity-based compensation expense for these and other Performance Grants will be recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable.
Additionally, the Company entered into an agreement in 2018 with several employees under which RSUs would be granted starting in 2020 if year-over-year growth in certain discretionary earnings metrics were attained prior to grant and they remained employed at the grant date. Once granted, the awards vest subject to continued employment and the Company’s receipt of performance revenues sufficient to cover the associated equity-based compensation expense. In connection with these agreements, the Company granted 0.2 million RSUs with a grant date fair value of $7.5 million that fully vested and were expensed during the nine months ended September 30, 2021, and granted 0.3 million RSUs with a grant date fair value of $11.7 million that were fully vested and were expensed during the nine months ended September 30, 2020.
The following table summarizes the equity-based compensation expense recognized relating to Performance Grants:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Equity-based compensation	$21,093	$19,925	$64,958	$77,255
The fair value of all RSU grants made during the nine months ended September 30, 2021 and 2020 was $215.0 million and $185.1 million, respectively.
The following table presents the actual forfeiture rates and equity-based compensation expense recognized:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Actual forfeiture rate	0.5%	0.5%	1.3%	6.8%
Equity-based compensation	$45,439	$40,473	$131,411	$133,273
The following table summarizes RSU activity:

	Unvested		Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2021	8,978,393		$31.89	1,833,332	10,811,725	(1)
Granted	4,451,110		48.29	—	4,451,110
Forfeited	(160,705)		$43.44	(12,134)	(172,839)
Vested	(2,574,598)		34.38	2,574,598	—
Issued	—		$—	(4,141,843)	(4,141,843)
Balance at September 30, 2021	10,694,200	(2)	$37.95	253,953	10,948,153	(1)
(1)Amount excludes RSUs which have vested and have been issued in the form of Class A Common Stock.
(2)Includes 6,383,483 Performance Grant RSUs, 3,235,905 Bonus Grant RSUs and 1,074,812 Plan Grant RSUs.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
As of September 30, 2021, there was $240.4 million of total unrecognized equity-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average term of 2.11 years.
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
Below is a reconciliation of the equity-based compensation allocated to AGM Inc.:

	For the Nine Months Ended September 30, 2021
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, Inc.
RSUs, share options and restricted share awards	$148,213	—%	$—	$148,213
Other equity-based compensation awards	17,451	43.3	7,561	9,890
Total equity-based compensation	$165,664		7,561	158,103
Less other equity-based compensation awards(2)			(7,561)	(26,214)
Capital increase related to equity-based compensation			$—	$131,889

	For the Nine Months Ended September 30, 2020
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, Inc.
RSUs, share options and restricted share awards	$152,998	—%	$—	$152,998
Other equity-based compensation awards	8,270	47.1	3,898	4,372
Total equity-based compensation	$161,268		3,898	157,370
Less other equity-based compensation awards(2)			(3,898)	(23,520)
Capital increase related to equity-based compensation			$—	$133,850
(1)Calculated based on average ownership percentage for the period considering issuances of Class A shares or Class A Common Stock, as applicable, during the period.
(2)Includes equity-based compensation reimbursable by certain funds.
13. EQUITY
Common Stock
Holders of Class A Common Stock are entitled to participate in dividends from the Company on a pro rata basis.
During the three and nine months ended September 30, 2021 and 2020, the Company issued shares of Class A Common Stock in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of shares of Class A Common Stock issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of shares of Class A Common Stock issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment.
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
The table below summarizes the issuance of shares of Class A Common Stock for equity-based awards:

	For the Nine Months Ended September 30,
	2021	2020
Shares of Class A Common Stock issued in settlement of vested RSUs and share options exercised(1)	4,141,843	4,661,031
Reduction of shares of Class A Common Stock issued(2)	(1,786,021)	(1,972,369)
Shares of Class A Common Stock purchased related to share issuances and forfeitures(3)	(270,985)	581,828
Issuance of shares of Class A Common Stock for equity-based awards	2,084,837	3,270,490
(1)The gross value of shares issued was $226.2 million and $216.8 million for the nine months ended September 30, 2021 and 2020, respectively, based on the closing price of a Class A Common Stock at the time of issuance.
(2)Cash paid for tax liabilities associated with net share settlement was $98.9 million and $91.9 million for the nine months ended September 30, 2021 and 2020, respectively.
(3)Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted Class A Common Stock that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's 2007 Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase Class A Common Stock on the open market and retire them. During the nine months ended September 30, 2021 and 2020, we issued 625,958 and 636,425 of such restricted shares and 270,985 and 168,591 of such RSUs under the Equity Plan, respectively, and repurchased 896,943 and 19,549 shares of Class A Common Stock in open-market transactions not pursuant to a publicly-announced repurchase plan or program, respectively. In addition, there were 0 and 54,597 restricted shares forfeited during the nine months ended September 30, 2021 and 2020, respectively.
During the nine months ended September 30, 2021 and 2020, 2,547,770 and 2,735,546 shares of Class A Common Stock were repurchased in open market transactions as part of the publicly announced share repurchase program discussed above, respectively, and such shares were subsequently canceled by the Company. The Company paid $149.6 million and $90.7 million for these open market share repurchases during the nine months ended September 30, 2021 and 2020, respectively.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

Dividend Declaration Date	Dividend per share of Class A Common Stock	Payment Date	Dividend to Class A Common Stockholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
January 30, 2020	$0.89	February 28, 2020	$205.6	$155.6		$361.2	$7.2
N/A	—	April 15, 2020	—	43.0	(1)	43.0	—
May 1, 2020	0.42	May 29, 2020	96.2	85.7		181.9	3.6
July 30, 2020	0.49	August 31, 2020	112.1	100.0		212.1	4.0
October 29, 2020	0.51	November 30, 2020	116.7	104.0		220.7	4.1
For the Year Ended December 31, 2020	$2.31		$530.6	$488.3		$1,018.9	$18.9
February 3, 2021	$0.60	February 26, 2021	$139.2	$121.4		$260.6	$5.1
N/A	—	April 14, 2021	—	41.8	(1)	41.8	—
May 4, 2021	0.50	May 28, 2021	115.5	100.9		216.4	4.0
N/A	—	June 15, 2021	—	19.5	(1)	19.5	—
August 4, 2021	0.50	August 31, 2021	122.0	94.4		216.4	3.9
N/A	—	September 15, 2021	—	24.1	(1)	24.1	—
For the Nine Months Ended September 30, 2021	$1.60		$376.7	$402.1		$778.8	$13.0
(1)    On April 14, 2021 and April 15, 2020 the Company made a $0.15 and $0.21 per AOG Unit pro rata distribution, respectively, to the Non-Controlling Interest holders in the Apollo Operating Group, in connection with payments made under the tax receivable agreement. See note 14 for more information regarding the tax receivable agreement. On April 14, 2021, June 15, 2021, and September 15, 2021 the Company made a $0.03, $0.08 and $0.10 per AOG Unit pro rata distribution, respectively, to the Non-Controlling Interest holders in the Apollo Operating Group, in connection with U.S. corporate tax payments.
Non-Controlling Interests
As discussed in note 1, Athene acquired 29,154,519 non-voting equity interests of the Apollo Operating Group, which as of September 30, 2021 represented a 6.7% economic interest in the Apollo Operating Group. The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income and comprehensive income attributable to Non-Controlling Interests consisted of the following:

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to Non-Controlling Interests in consolidated entities:
Interest in management companies and a co-investment vehicle(1)	$1,866	$1,037	$4,464	$2,316
Other consolidated entities	110,703	98,984	294,959	(25,636)
Net income (loss) attributable to Non-Controlling Interests in consolidated entities	$112,569	$100,021	$299,423	$(23,320)

Net income (loss) attributable to Non-Controlling Interests in the Apollo Operating Group:
Net income (loss)	$631,417	$676,099	$3,655,380	$(608,659)
Net income (loss) attributable to Non-Controlling Interests in consolidated entities	(112,569)	(100,021)	(299,423)	23,320
Net income (loss) after Non-Controlling Interests in consolidated entities	518,848	576,078	3,355,957	(585,339)
Adjustments:
Income tax provision (benefit)(2)	101,434	89,357	498,731	(66,173)
NYC UBT and foreign tax benefit(3)	(11,213)	(11,966)	(24,694)	(22,609)
Net income in non-Apollo Operating Group entities	1,099	46	1,103	64
Series A Preferred Stock Dividends	(4,382)	(4,382)	(13,148)	(13,148)
Series B Preferred Stock Dividends	(4,782)	(4,781)	(14,344)	(14,344)
Total adjustments	82,156	68,274	447,648	(116,210)
Net income (loss) after adjustments	601,004	644,352	3,803,605	(701,549)
Weighted average ownership percentage of Apollo Operating Group	44.1%	47.1%	45.8%	46.7%
Net income (loss) attributable to Non-Controlling Interests in Apollo Operating Group	$260,526	$303,679	$1,761,018	$(307,849)

Net income (loss) attributable to Non-Controlling Interests	$373,095	$403,700	$2,060,441	$(331,169)
Other comprehensive income (loss) attributable to Non-Controlling Interests	(10,082)	13,081	(20,275)	12,263
Comprehensive Income (Loss) Attributable to Non-Controlling Interests	$363,013	$416,781	$2,040,166	$(318,906)
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

	As of September 30, 2021	As of December 31, 2020
Due from Related Parties:
Due from credit funds(1)	$270,987	$183,992
Due from private equity funds	52,515	21,169
Due from real assets funds	38,315	28,231
Due from portfolio companies	72,511	80,122
Due from Contributing Partners, employees and former employees	84,891	148,869
Total Due from Related Parties	$519,219	$462,383
Due to Related Parties:
Due to Co-Founders and Contributing Partners	$511,562	$310,230
Due to credit funds	28,096	34,280
Due to private equity funds	64,996	216,899
Due to real assets funds	29,816	47,060
Total Due to Related Parties	$634,470	$608,469
(1) Due from credit funds includes $46.1 million related to a receivable from a credit fund in connection with the Company’s sale of a platform investment to such fund during the three months ended September 30, 2021. The amount is payable to the Company over 5 years and is held at fair value.
Tax Receivable Agreement
Subject to certain restrictions, each of the Co-Founders and Contributing Partners has the right to exchange his vested AOG Units for the Company’s Class A Common Stock. The Apollo Operating Group entities have made, or will make, an election under Section 754 of the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which will result in an adjustment to the tax basis of the assets owned by the Apollo Operating Group at the time of the exchange. These exchanges will result in increases in the basis of underlying assets that will reduce the amount of taxable gain or increase the amount of taxable loss that AGM Inc. and its subsidiaries will otherwise recognize in the future.
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
As a result of the exchanges of AOG Units for Class A Common Stock during the nine months ended September 30, 2021 and 2020, a $243.2 million and $62.5 million liability was recorded, respectively, to estimate the amount of the future expected payments to be made by AGM Inc. and its subsidiaries to the Co-Founders and Contributing Partners pursuant to the tax receivable agreement. In April 2021, Apollo made a $39.9 million cash payment pursuant to the tax receivable agreement resulting from the realized tax benefit for the 2020 tax year. In connection with this payment, the Company made a corresponding pro rata distribution of $34.7 million ($0.15 per AOG Unit) to the Non-Controlling Interest holders in the Apollo Operating Group. In April 2020, Apollo made a $48.2 million cash payment pursuant to the tax receivable agreement resulting from the realized tax benefit for the 2019 tax year. In connection with this payment, the Company made a corresponding pro rata distribution of $43.0 million ($0.21 per AOG Unit) to the Non-Controlling Interest holders in the Apollo Operating Group.
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
Due from Contributing Partners, Employees and Former Employees
As of September 30, 2021 and December 31, 2020, due from Contributing Partners, Employees and Former Employees includes various amounts due to the Company including employee loans and return of profit sharing distributions. As of September 30, 2021 and December 31, 2020, the balance included interest-bearing employee loans receivable of $11.1 million and $17.5 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.
The Company recorded a receivable from the Contributing Partners and certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of September 30, 2021 and December 31, 2020 of $64.8 million and $124.1 million, respectively.
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
Accordingly, in the event that the Company’s Co-Founders, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions with respect to Fund IV, Fund V and Fund VI, the Company will be obligated to reimburse the Company’s Co-Founders and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. The Company recorded an indemnification liability of $13.2 million and $12.8 million as of September 30, 2021 and December 31, 2020, respectively.
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
The following table presents the general partner obligation to return previously distributed performance allocations related to certain funds by segment:

	As of September 30, 2021	As of December 31, 2020
Credit	$—	$—
Private Equity	64,781	215,011
Real Assets	29,660	46,860
Total general partner obligation	$94,441	$261,871

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

As of September 30, 2021
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
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Athene and Apollo Strategic Transaction
On October 28, 2019 Athene Holding, AGM Inc. and the entities that form the Apollo Operating Group entered into a Transaction Agreement, pursuant to which, among other things:
•(i) Athene Holding issued, on February 28, 2020 (the “Closing Date”), 35,534,942 Class A common shares of Athene Holding (the “AHL Class A Common Shares”) to certain subsidiaries of the Apollo Operating Group in exchange for (i) issuance by the Apollo Operating Group of 29,154,519 non-voting equity interests of the Apollo Operating Group to Athene and (ii) $350 million in cash (“Share Issuance”);
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
On February 28, 2020, Apollo and Athene closed on the strategic transaction discussed above. In connection with the transaction, Apollo purchased a 17% incremental equity stake in Athene at a premium, bringing Apollo’s beneficial ownership in Athene to 28%, or 35% including shares and warrants owned by related parties and employees, on a fully diluted basis, at the close of the transaction. Apollo entered into a lock-up agreement restricting transfers of Apollo’s existing and newly acquired shares of Athene for three years from the Closing Date.
As of September 30, 2021 and December 31, 2020, the Company held a 28.4% and an 28.5% ownership interest in the AHL Class A Common Shares, respectively.
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
Athora
The Company, through ISGI, provides investment advisory services to certain portfolio companies of Apollo funds and Athora, a strategic platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). The Company had commitments to make additional equity investments in Athora of $289.4 million as of September 30, 2021, subject to certain conditions.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following table presents the revenues earned in aggregate from Athene and Athora:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues earned in aggregate from Athene and Athora, net(1)(2)	$420,932	$363,746	$2,217,048	$(297,924)
(1)    Consisting of management fees, sub-advisory fees, performance revenues (net of related profit sharing expense) and changes in the market value of the Athene Holding shares owned directly by Apollo.
(2)    Gains (losses) on the market value of the shares of Athene Holding owned directly by Apollo were $147.8 million and $145.0 million for the three months ended September 30, 2021 and 2020, respectively, and $1.4 billion and $(851.4) million for the nine months ended September 30, 2021 and 2020, respectively.
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
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at September 30, 2021. From time to time, this entity is involved in transactions with related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties, whereby AGS earns underwriting and transaction fees for its services.
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

On July 13, 2021, Acropolis, a SPAC, completed an initial public offering, ultimately raising total gross proceeds of $345 million, including the underwriters’ subsequent exercise in full of their over-allotment option. In a private placement concurrent with the initial public offering, Acropolis sold warrants to Acropolis Infrastructure Acquisition Sponsor, L.P., a subsidiary of Apollo, for total gross proceeds of $8.8 million. Acropolis Infrastructure Acquisition Sponsor, L.P. also holds Class B ordinary shares of Acropolis. Apollo currently consolidates Acropolis as a voting interest entity, and thus all private placement warrants and Class B ordinary shares are eliminated in consolidation.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
15. COMMITMENTS AND CONTINGENCIES
Investment Commitments—As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of September 30, 2021 and December 31, 2020 of $0.9 billion and $1.0 billion, respectively, of which $212.7 million and $348.0 million, respectively, related to Fund IX.
Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of September 30, 2021, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.
Litigation and Contingencies—Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and lawsuits, reviews, investigations or proceedings by governmental and self-regulatory agencies regarding its business.
On August 3, 2017, a complaint was filed in the United States District Court for the Middle District of Florida against AGM Inc., a senior partner of Apollo and a former principal of Apollo by Michael McEvoy on behalf of a purported class of employees of subsidiaries of CEVA Group, LLC (“CEVA Group”) who purchased shares in CEVA Investment Limited (“CIL”), the former parent company of CEVA Group. The complaint alleged that the defendants breached fiduciary duties to and defrauded the plaintiffs by inducing them to purchase shares in CIL and subsequently participating in a debt restructuring of CEVA Group in which shareholders of CIL did not receive a recovery. On February 9, 2018, the Bankruptcy Court for the Southern District of New York held that the claims asserted in the complaint were assets of CIL, which is a chapter 7 debtor, and that the complaint was null and void as a violation of the automatic stay. McEvoy subsequently revised his complaint to attempt to assert claims that do not belong to CIL. The amended complaint no longer named any individual defendants, but Apollo Management VI, L.P. and CEVA Group were added as defendants. The amended complaint sought damages of approximately €30 million and asserts, among other things, claims for violations of the Investment Advisers Act of 1940, breach of fiduciary duties, and breach of contract. On December 7, 2018, after receiving permission from the Bankruptcy Court, McEvoy filed his amended complaint in the District Court in Florida. On January 18, 2019, Apollo filed a motion to dismiss the amended complaint. A hearing on that motion was held December 3, 2019. On January 6, 2020, the Florida court granted in part Apollo’s motion to dismiss, dismissing McEvoy’s Investment Advisers Act claim with prejudice, and denying without prejudice Apollo’s motion with respect to the remaining claims, and directing the parties to conduct limited discovery, and submit new briefing, solely with respect to the statute of limitations. On July 30, 2020, Apollo and CEVA filed a joint motion for summary judgment on statute of limitations grounds. On June 29, 2021, the District Court issued a decision denying the defendants’ joint motion for summary judgment on statute of limitations grounds, and set deadlines on July 23, 2021 for the plaintiff to file an amended complaint and August 20, 2021 for defendants to answer or move to dismiss the amended complaint. Plaintiff filed his second amended complaint on July 23, 2021 which added alleged grounds for tolling the statute of limitations. Also on July 23, 2021, the defendants filed a joint motion for reconsideration with respect to aspects of the District Court’s June 29, 2021 decision. Defendants filed their reply to the motion for reconsideration on September 10, 2021. Apollo’s deadline to respond to the amended complaint has been stayed pending resolution of defendants’ motion for reconsideration. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
On December 21, 2017, Harbinger Capital Partners II, LP, Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Harbinger Capital Partners Special Situations GP, LLC, Harbinger Capital Partners Offshore Manager, L.L.C., Global Opportunities Breakaway Ltd. (in voluntary liquidation), and Credit Distressed Blue Line Master Fund, Ltd. (collectively, “Harbinger”) commenced an action in New York Supreme Court captioned Harbinger Capital Partners II LP et al. v. Apollo Global Management LLC, et al. (No. 657515/2017). The complaint named as defendants (i) AGM Inc., (ii) the funds managed by Apollo that invested in SkyTerra Communications, Inc. (“SkyTerra”) equity before selling their interests to Harbinger under an April 2008 agreement that closed in 2010, and (iii) six former SkyTerra directors, five of whom are current or former Apollo employees. The complaint alleged that during the period of Harbinger’s various equity and debt investments in SkyTerra, from 2004 to 2010, the defendants concealed from Harbinger material defects in SkyTerra technology that was to be used to create a new mobile wi-fi network. The complaint alleged that Harbinger would not have made investments in SkyTerra totaling approximately $1.9 billion had it known of the defects, and that the public disclosure of these defects ultimately led to SkyTerra filing for bankruptcy in 2012 (after it had been renamed LightSquared). The complaint asserted claims against (i) all defendants for fraud, civil conspiracy, and negligent misrepresentation, (ii) AGM Inc. and the Apollo-managed funds only for breach of fiduciary duty, breach of contract, and unjust enrichment, and (iii) the SkyTerra director defendants only for aiding and abetting breach of fiduciary duty. The complaint sought $1.9 billion in damages, as well as punitive damages, interest, costs, and fees. This action was stayed from

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
February 14, 2018, through June 12, 2019. On February 14, 2018, the defendants moved the United States Bankruptcy Court for the Southern District of New York to reopen the LightSquared bankruptcy proceeding for the limited purpose of enforcing Harbinger’s assignment and release in that bankruptcy of the claims that it asserted in the New York state court action (the “Bankruptcy Motion”). Briefing and hearing on the Bankruptcy Motion were adjourned while the state court stay was pending. On June 12, 2019, Harbinger voluntarily discontinued the state action without prejudice subject to a tolling agreement, and Apollo voluntarily withdrew the Bankruptcy Motion subject to a right to refile the motion if Harbinger were to refile the state court action. On June 8, 2020, Harbinger refiled its litigation in New York Supreme Court, captioned Harbinger Capital Partners II, LP et al. v. Apollo Global Management, LLC et al. (No. 652342/2020).  The complaint adds eight new defendants: two former SkyTerra executives, one former SkyTerra consultant, and five entities (four of whom have since been dismissed) that were Harbinger’s counterparties in a transaction involving TVCC One Six Holdings LLC (“TVCC”).  It also adds three new claims relating to Harbinger’s contention that the new defendants induced Harbinger to buy TVCC to support SkyTerra’s network even though they allegedly knew that the network had material defects. The parties agreed to stay this action until November 15, 2020. On November 23, 2020, Defendants refiled the Bankruptcy Motion, and on November 24, 2020, filed in the state court a motion to stay the state court proceedings pending a ruling by the Bankruptcy Court on the Bankruptcy Motion. On February 1, 2021, the Bankruptcy Court denied the Bankruptcy Motion. On March 31, 2021, Defendants filed their motions to dismiss the New York Supreme Court action. Harbinger opposed those motions on June 15, 2021. Defendants filed their replies on July 29, 2021. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
On May 3, 2018, Caldera Holdings Ltd, Caldera Life Reinsurance Company, and Caldera Shareholder, L.P. (collectively, “Caldera”) filed a summons with notice in the Supreme Court of the State of New York, New York County, naming as defendants AGM Inc., Apollo Management, L.P., Apollo Advisors VIII, L.P., Apollo Capital Management VIII, LLC, Athene Asset Management, L.P., Athene Holding, Ltd., and Leon Black (collectively, “Defendants” and all but Athene Holding, Ltd., the “Apollo Defendants”). On July 12, 2018, Caldera filed a complaint, Index No. 652175/2018 (the “Complaint”), alleging three causes of action: (1) tortious interference with prospective business relations/prospective economic advantage; (2) defamation/trade disparagement/injurious falsehood; and (3) unfair competition. The Complaint sought damages of no less than $1.5 billion, as well as exemplary and punitive damages, attorneys’ fees, interest, and an injunction. Defendants moved to dismiss the Complaint on September 21, 2018 and Caldera filed an amended complaint on January 21, 2019 (the “Amended Complaint”). Defendants moved to dismiss the Amended Complaint, and the Apollo Defendants submitted to the Court a Final Arbitration Award issued on April 26, 2019 in a JAMS arbitration, finding Caldera, Imran Siddiqui, and Ming Dang liable for various causes of action, including breaches of fiduciary duty and/or aiding and abetting thereof. Oral argument on the motions to dismiss was held on May 31, 2019. On December 20, 2019, the Court issued a Decision and Order dismissing Caldera’s complaint in its entirety as against all Defendants. On December 23, 2019, the Apollo Defendants filed a Notice of Entry of the Decision and Order. On January 8, 2020, Caldera filed a Notice of Appeal. The time for plaintiffs to perfect their appeal has expired. This case is therefore concluded.
On November 1, 2019, plaintiff Benjamin Fongers filed a putative class action in Illinois Circuit Court, Cook County, against CareerBuilder, LLC (“CareerBuilder”) and AGM Inc. Plaintiff alleges that in March 2019, CareerBuilder changed its compensation plan so that sales representatives such as Fongers would (i) receive reduced commissions; and (ii) only be able to receive commissions for accounts they originated that were not reassigned to anyone else, a departure from the earlier plan.  Plaintiff also claims that the plan applied retroactively to deprive sales representatives of commissions to which they were earlier entitled.  Plaintiff alleges that AGM Inc. exercises complete control over CareerBuilder and thus, CareerBuilder acts as AGM Inc.’s agent.  Based on these allegations, Plaintiff alleges claims against both defendants for breach of written contract, breach of implied contract, unjust enrichment, violation of the Illinois Sales Representative Act, and violation of the Illinois Wage and Payment Collection Act. The defendants removed the action to the Northern District of Illinois on December 5, 2019, and Plaintiff moved to remand on January 6, 2020. On October 21, 2020, the District Court granted the motion to remand. On January 11, 2021, the District Court ordered the Clerk of Court to take the necessary steps to transfer the case back to Illinois Circuit Court, Cook County. On March 8, 2021, Plaintiff filed a motion under 28 U.S.C. § 1447(c) to recover attorneys’ fees of approximately $35,000 for the remand briefing. Defendants filed their opposition on March 31, 2021, and Plaintiff replied on April 14, 2021. Defendants filed motions to dismiss the complaint in the Illinois Circuit Court, Cook County on June 11, which were fully briefed on August 13, 2021. CareerBuilder has also filed a Motion for a Protective Order and to Stay Discovery pending the outcome of the motions to dismiss, which was fully briefed on July 26, 2021. Under the Court’s August 5, 2021 stipulated order, those motions have been continued, and the case stayed in its entirety, pending the parties’ October 21, 2021 mediation. The parties will update the Court by November 4, 2021 about the status of settlement discussion and the need, if any, to continue the stay. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
In March 2020, Frank Funds, which claims to be a former shareholder of MPM Holdings, Inc. (“MPM”), commenced an action in the Delaware Court of Chancery, captioned Frank Funds v. Apollo Global Management, Inc., et al., C.A. No. 2020-0130, against AGM Inc., certain former MPM directors (including three Apollo officers and employees), and members of the consortium that acquired MPM in a May 2019 merger. The complaint asserts, on behalf of a putative class of former MPM shareholders, a claim against Apollo for breach of its fiduciary duties as MPM’s alleged controlling shareholder in connection with the May 2019 merger in which a consortium acquired MPM. Frank Funds seeks unspecified compensatory damages. Apollo believes the claims in this action are without merit. On July 1, 2020, Apollo moved to dismiss the complaint; briefing on that motion did not occur because the complaint was superseded, as described herein. On July 23, 2019, a group of former MPM shareholders filed an appraisal petition in Delaware Chancery Court seeking the fair value of their MPM shares that were purchased through MPM’s May 15, 2019 merger with a consortium of buyers, in an action captioned In re Appraisal of MPM Holdings, Inc., C.A. No. 2019-0519 (Del. Ch.). While Apollo was not a party to the appraisal action, it was served a document subpoena on October 22, 2019, to which it responded. On June 3, 2020, petitioners moved for leave to file a verified amended appraisal petition and class-action complaint that included claims for breach of fiduciary duty and/or aiding and abetting breaches of fiduciary duty against AGM Inc., the Apollo-affiliated fund that owned MPM’s shares before the merger, certain former MPM directors (including three Apollo employees), and members of the consortium that acquired MPM, based on alleged actions related to the May 2019 merger. The petitioners also sought to consolidate their appraisal proceeding with the Frank Funds action, and notified the Delaware Chancery Court via letter on September 23, 2020, that they had reached an agreement in principle with Frank Funds to consolidate the two cases. On November 13, 2020, the Chancery Court granted the parties’ stipulated order to consolidate the two matters, and on December 21, 2020, the Chancery Court granted petitioners’ motion for leave to file the proposed amended complaint. This new consolidated action is captioned In Re MPM Holdings Inc. Appraisal and Stockholder Litigation, C.A. No. 2019-0519 (Del Ch.). Defendants filed motions to dismiss the amended complaint on February 19, 2021, and the motions were fully briefed on July 26, 2021. A hearing on defendants’ motions to dismiss is set for January 13, 2022. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
On May 29, 2020, plaintiff Vrajeshkumar Patel filed a putative stockholder derivative and class action complaint in the Delaware Court of Chancery against Talos Energy, Inc. (“Talos”), all of the members of Talos’s board of directors (including two Apollo partners), Riverstone Holdings, LLC (“Riverstone”), AGM Inc., and Guggenheim Securities, LLC in connection with the acquisition of certain assets from Castex Energy 2014, LLC and ILX Holdings, LLC in February 2020. The complaint asserts, on behalf of a putative class of shareholders and Talos, direct and derivative claims against Apollo, Riverstone, and the individual defendants for breach of their fiduciary duties. The plaintiff alleges that Apollo and Riverstone comprise a controlling shareholder group. The complaint seeks, among other relief, class certification and unspecified money damages. On August 4, 2020, the defendants filed motions to dismiss the complaint in its entirety. The motion was fully briefed and oral argument was held on February 19, 2021. On May 17, 2021, Vice Chancellor Zurn sent a letter to counsel ordering that the Riverstone funds and Apollo funds that hold the relevant Talos stock be joined as necessary parties. The parties filed a stipulation, which was entered by the court on June 7, 2021, adding Riverstone Talos Energy Equityco LLC, Riverstone Talos Energy Debtco LLC, Apollo Talos Holdings, L.P., and AP Talos Energy Debtco LLC as defendants in the action. These parties adopted the arguments previously advanced by the Riverstone and Apollo defendants, and did not engage in any separate briefing or argument. On September 30, 2021, Vice Chancellor Zurn dismissed the complaint in its entirety against all defendants.
On August 4, 2020, a putative class action complaint was filed in the United States District Court for the District of Nevada against PlayAGS Inc. (“PlayAGS”), all of the members of PlayAGS’s board of directors (including three directors who are affiliated with Apollo), certain underwriters of PlayAGS (including Apollo Global Securities, LLC), as well as AGM Inc., Apollo Investment Fund VIII, L.P., Apollo Gaming Holdings, L.P., and Apollo Gaming Voteco, LLC (these last four parties, together, the “Apollo Defendants”). The complaint asserts claims arising under the Securities Act of 1933 in connection with certain secondary offerings of PlayAGS stock conducted in August 2018 and March 2019, alleging that the registration statements issued in connection with those offerings did not fully disclose certain business challenges facing PlayAGS. Such claims are asserted against all defendants, including Apollo Global Securities, LLC and the Apollo Defendants, as well as all directors (including the directors affiliated with Apollo). The complaint further asserts a control person claim under Section 20(a) of the Securities Exchange Act of 1934 against the Apollo Defendants and the director defendants (including the directors affiliated with Apollo), alleging that the Apollo Defendants and the director defendants were responsible for certain misstatements and omissions by PlayAGS about its business during a putative class period from May 3, 2018 through August 7, 2019. Plaintiffs filed a consolidated amended complaint on January 21, 2021, and they filed a further amended complaint on March 25, 2021. On May 24, 2021, the Apollo Defendants filed a motion to dismiss the complaint in its entirety. Plaintiffs opposed this motion on July 23, 2021. The Apollo Defendants’ filed their reply on September 13, 2021. Apollo believes the

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
On October 19, 2021, a purported stockholder of AGM Inc. filed a complaint against AGM Inc. in the Court of Chancery of the State of Delaware seeking the disclosure of certain AGM Inc. books and records pursuant to Section 220 of the Delaware General Corporation Law. The complaint alleges that the stockholder seeks to investigate (a) whether wrongdoing or mismanagement occurred in connection with the decision of the AGM Inc. board of directors to pay, in connection with the elimination of the AGM Inc. Up-C structure, the members of AP Professional Holdings, L.P. (including the Co-Founders) a payment of cash equal to $3.66 per AOG Unit held, which the complaint characterizes as providing $640 million for “Tax Receivable Agreement” assets that the stockholder alleges are worth nothing; (b) the independence and disinterestedness of AGM Inc. directors and/or officers; and (c) potential damages. To the extent the complaint suggests that the AGM Inc. board of directors committed any wrongdoing or mismanagement in connection with the decision cited above, Apollo believes that any such claims would lack merit.
Commitments and Contingencies—Other long-term obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo, as well as long-term service contracts. A significant portion of these costs are reimbursable by funds or portfolio companies. As of September 30, 2021, fixed and determinable payments due in connection with these obligations were as follows:

	Remaining 2021	2022	2023	2024	2025	Thereafter	Total
Other long-term obligations	$14,441	$13,626	$1,972	$801	$695	$695	$32,230
Contingent Obligations—Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through September 30, 2021 and that would be reversed approximates $4.0 billion. Management views the possibility of all of the investments becoming worthless as remote. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of September 30, 2021 and December 31, 2020, there were no open underwriting commitments.
As of September 30, 2021, one of the Company’s subsidiaries had unfunded contingent commitments of $23.8 million, to facilitate fundings at closing by the lead arrangers for syndicated term loans issued by portfolio companies of a fund managed by Apollo. The commitments expire on November 22, 2021. As of November 5, 2021, the unfunded commitments were approximately $1.7 million.
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
Contingent Consideration—In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future performance revenues earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability was determined based on the present value of estimated future performance revenue payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the remaining contingent obligation was $119.6 million and $119.8 million as of September 30, 2021 and December 31, 2020, respectively.
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
The following tables present financial data for Apollo’s reportable segments.

	As of and for the Three Months Ended September 30, 2021
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$278,928	$119,716	$67,374	$466,018
Advisory and transaction fees, net	7,648	55,797	1,632	65,077
Performance fees(1)	19,856	—	—	19,856
Fee Related Revenues	306,432	175,513	69,006	550,951
Salary, bonus and benefits	(72,503)	(62,869)	(29,637)	(165,009)
General, administrative and other	(38,084)	(31,548)	(14,879)	(84,511)
Placement fees	(594)	(188)	—	(782)
Fee Related Expenses	(111,181)	(94,605)	(44,516)	(250,302)
Other income (loss), net of Non-Controlling Interest	(1,427)	109	733	(585)
Fee Related Earnings	193,824	81,017	25,223	300,064
Realized performance fees	23,264	565,738	19,128	608,130
Realized profit sharing expense	(13,054)	(273,897)	(8,935)	(295,886)
Net Realized Performance Fees	10,210	291,841	10,193	312,244
Realized principal investment income, net(2)	248,864	41,420	885	291,169
Net interest loss and other	(14,688)	(11,865)	(7,522)	(34,075)
Segment Distributable Earnings(3)	$438,210	$402,413	$28,779	$869,402
Total Assets(3)	$6,451,728	$5,081,183	$923,362	$12,456,273
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

	For the Three Months Ended September 30, 2020
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$246,159	$128,446	$51,847	$426,452
Advisory and transaction fees, net	51,376	20,108	878	72,362
Performance fees(1)	2,204	—	—	2,204
Fee Related Revenues	299,739	148,554	52,725	501,018
Salary, bonus and benefits	(61,975)	(53,451)	(29,513)	(144,939)
General, administrative and other	(40,367)	(25,099)	(11,869)	(77,335)
Placement fees	(425)	(188)	—	(613)
Fee Related Expenses	(102,767)	(78,738)	(41,382)	(222,887)
Other income (loss), net of Non-Controlling Interest	(780)	23	59	(698)
Fee Related Earnings	196,192	69,839	11,402	277,433
Realized performance fees	7,614	2,025	7,806	17,445
Realized profit sharing expense	(7,614)	(2,025)	(7,806)	(17,445)
Net Realized Performance Fees	—	—	—	—
Realized principal investment income, net(2)	928	1,598	356	2,882
Net interest loss and other	(14,010)	(14,580)	(6,216)	(34,806)
Segment Distributable Earnings (3)	$183,110	$56,857	$5,542	$245,509
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
     The following table reconciles total consolidated revenues to total revenues for Apollo’s reportable segments:

	For the Three Months Ended September 30,
	2021	2020
Total Consolidated Revenues	$1,079,298	$1,018,274
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(34,940)	(27,479)
Adjustments related to consolidated funds and VIEs(1)	33,176	22,084
Performance fees(2)	(449,992)	(457,754)
Principal investment income	(76,591)	(54,107)
Total Fee Related Revenues	550,951	501,018
Realized performance fees	608,130	17,445
Realized principal investment income, net and other	291,169	1,198
Total Segment Revenues	$1,450,250	$519,661
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following table reconciles total consolidated expenses to total expenses for Apollo’s reportable segments:

	For the Three Months Ended September 30,
	2021	2020
Total Consolidated Expenses	$648,907	$531,055
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(39,691)	(26,339)
Reclassification of interest expenses	(34,820)	(34,889)
Transaction-related charges, net(1)	(13,693)	(10,835)
Charges associated with corporate conversion	—	(2,829)
Equity-based compensation	(19,538)	(17,962)
Total profit sharing expense(2)	(286,626)	(213,494)
Dividend-related compensation expense	(4,237)	(1,820)
Total Fee Related Expenses	250,302	222,887
Realized profit sharing expense	295,886	17,445
Total Segment Expenses	$546,188	$240,332
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
(2)Includes unrealized profit sharing expense, realized profit sharing expense and equity-based profit sharing expense and other.
The following table reconciles total consolidated other income (loss) to total other loss for Apollo’s reportable segments:

	For the Three Months Ended September 30,
	2021	2020
Total Consolidated Other Income	$302,460	$278,237
Adjustments related to consolidated funds and VIEs(1)	(158,487)	(121,425)
Net (gains) losses from investment activities	(156,460)	(144,839)
Interest income and other, net of Non-Controlling Interest	11,902	(12,671)
Other Loss, net of Non-Controlling Interest	(585)	(698)
Net interest loss and other	(34,075)	(33,122)
Total Segment Other Loss	$(34,660)	$(33,820)
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
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following table presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Segment Distributable Earnings:

	For the Three Months Ended September 30,
	2021	2020
Income before income tax (provision) benefit	$732,851	$765,456
Transaction-related charges(1)	13,693	10,835
Charges associated with corporate conversion	—	2,829
Net income attributable to Non-Controlling Interests in consolidated entities	(112,569)	(100,021)
Unrealized performance fees	159,044	(440,310)
Unrealized profit sharing expense	(40,991)	168,368
Equity-based profit sharing expense and other(2)	31,731	27,681
Equity-based compensation	19,538	17,962
Unrealized principal investment (income) loss	218,816	(49,406)
Unrealized net (gains) losses from investment activities and other	(152,711)	(157,885)
Segment Distributable Earnings	$869,402	$245,509
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

	As of and for the Nine Months Ended September 30, 2021
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$820,266	$365,090	$191,567	$1,376,923
Advisory and transaction fees, net	95,535	104,175	4,097	203,807
Performance fees(1)	36,702	—	—	36,702
Fee Related Revenues	952,503	469,265	195,664	1,617,432
Salary, bonus and benefits	(217,181)	(180,474)	(88,883)	(486,538)
General, administrative and other	(118,303)	(80,223)	(41,224)	(239,750)
Placement fees	(1,660)	(188)	—	(1,848)
Fee Related Expenses	(337,144)	(260,885)	(130,107)	(728,136)
Other income (loss), net of Non-Controlling Interest	(2,976)	1,528	482	(966)
Fee Related Earnings	612,383	209,908	66,039	888,330
Realized performance fees	141,424	998,452	43,764	1,183,640
Realized profit sharing expense	(92,978)	(484,678)	(22,539)	(600,195)
Net Realized Performance Fees	48,446	513,774	21,225	583,445
Realized principal investment income, net(2)	253,299	130,225	4,420	387,944
Net interest loss and other	(40,342)	(39,101)	(25,198)	(104,641)
Segment Distributable Earnings(3)	$873,786	$814,806	$66,486	$1,755,078
Total Assets(3)	$6,451,728	$5,081,183	$923,362	$12,456,273
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

	For the Nine Months Ended September 30, 2020
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$679,109	$381,306	$150,227	$1,210,642
Advisory and transaction fees, net	80,399	85,253	5,191	170,843
Performance fees(1)	8,048	—	—	8,048
Fee Related Revenues	767,556	466,559	155,418	1,389,533
Salary, bonus and benefits	(171,789)	(149,133)	(83,037)	(403,959)
General, administrative and other	(112,991)	(68,863)	(35,637)	(217,491)
Placement fees	(1,089)	(295)	—	(1,384)
Fee Related Expenses	(285,869)	(218,291)	(118,674)	(622,834)
Other income (loss), net of Non-Controlling Interest	(2,167)	48	154	(1,965)
Fee Related Earnings	479,520	248,316	36,898	764,734
Realized performance fees	37,834	6,717	49,477	94,028
Realized profit sharing expense	(37,530)	(7,021)	(49,477)	(94,028)
Net Realized Performance Fees	304	(304)	—	—
Realized principal investment income, net(2)	4,112	5,544	4,028	13,684
Net interest loss and other	(42,981)	(41,940)	(16,069)	(100,990)
Segment Distributable Earnings (3)	$440,955	$211,616	$24,857	$677,428
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
     The following table reconciles total consolidated revenues to total revenues for Apollo’s reportable segments:

	For the Nine Months Ended September 30,
	2021	2020
Total Consolidated Revenues	$4,756,323	$1,057,523
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(102,614)	(88,167)
Adjustments related to consolidated funds and VIEs(1)	108,209	36,798
Performance fees(2)	(2,595,752)	358,188
Principal investment (income) loss	(548,734)	25,191
Total Fee Related Revenues	1,617,432	1,389,533
Realized performance fees	1,183,640	94,028
Realized principal investment income, net and other	387,944	10,315
Total Segment Revenues	$3,189,016	$1,493,876
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following table reconciles total consolidated expenses to total expenses for Apollo’s reportable segments:

	For the Nine Months Ended September 30,
	2021	2020
Total Consolidated Expenses	$2,417,438	$905,398
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(117,179)	(80,212)
Reclassification of interest expenses	(104,433)	(98,422)
Transaction-related charges, net(1)	(65,359)	(21,546)
Charges associated with corporate conversion (2)	—	(3,893)
Equity-based compensation	(55,187)	(49,779)
Total profit sharing expense(3)	(1,339,932)	(22,532)
Dividend-related compensation expense	(7,212)	(6,180)
Total Fee Related Expenses	728,136	622,834
Realized profit sharing expense	600,195	94,028
Total Segment Expenses	$1,328,331	$716,862
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
(3)Includes unrealized profit sharing expense, realized profit sharing expense and equity-based profit sharing expense and other.
The following table reconciles total consolidated other income (loss) to total other loss for Apollo’s reportable segments:

	For the Nine Months Ended September 30,
	2021	2020
Total Consolidated Other Income (Loss)	$1,815,226	$(826,957)
Adjustments related to consolidated funds and VIEs(1)	(413,550)	(11,157)
Loss from change in tax receivable agreement liability	(1,941)	—
Net (gains) losses from investment activities	(1,425,360)	849,293
Interest income and other, net of Non-Controlling Interest	24,659	(13,144)
Other Income (Loss), net of Non-Controlling Interest	(966)	(1,965)
Net interest loss and other	(104,641)	(97,621)
Total Segment Other Loss	$(105,607)	$(99,586)
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
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following table presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Segment Distributable Earnings:

	For the Nine Months Ended September 30,
	2021	2020
Income (Loss) before income tax (provision) benefit	$4,154,111	$(674,832)
Transaction-related charges(1)	65,359	21,546
Charges associated with corporate conversion(2)	—	3,893
Loss from change in tax receivable agreement liability	(1,941)	—
Net (income) loss attributable to Non-Controlling Interests in consolidated entities	(299,423)	23,320
Unrealized performance fees	(1,411,205)	452,215
Unrealized profit sharing expense	646,142	(172,128)
Equity-based profit sharing expense and other(3)	93,595	100,632
Equity-based compensation	55,187	49,779
Unrealized principal investment (income) loss	(153,577)	45,054
Unrealized net (gains) losses from investment activities and other	(1,393,170)	827,949
Segment Distributable Earnings	$1,755,078	$677,428
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
The following table presents the reconciliation of Apollo’s total reportable segment assets to total assets:

	As of September 30, 2021	As of December 31, 2020
Total reportable segment assets	$12,456,273	$8,681,467
Adjustments(1)	15,834,369	14,987,617
Total assets	$28,290,642	$23,669,084
(1)    Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.
17. SUBSEQUENT EVENTS
Dividends
On November 2, 2021, the Company declared a cash dividend of $0.50 per share of Class A Common Stock, which will be paid on November 30, 2021 to holders of record at the close of business on November 19, 2021.
On November 2, 2021, the Company declared a cash dividend of $0.398438 per share of Series A Preferred Stock and Series B Preferred Stock, which will be paid on December 15, 2021 to holders of record at the close of business on December 1, 2021.

ITEM 1A. UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of September 30, 2021
	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$2,086,845	$3,352	$—	$2,090,197
Restricted cash and cash equivalents	17,687	1,035,095	—	1,052,782
U.S. Treasury securities, at fair value	—	817,226	—	817,226
Investments	8,278,685	457	(292,536)	7,986,606
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	672,619	—	672,619
Investments, at fair value	—	13,568,170	(380,042)	13,188,128
Other assets	—	500,595	(481)	500,114
Incentive fees receivable	4,124	—	—	4,124
Due from related parties	612,004	(4,704)	(88,081)	519,219
Deferred tax assets, net	466,899	—	—	466,899
Other assets	493,820	3,193	(494)	496,519
Lease assets	379,251	—	—	379,251
Goodwill	116,958	—	—	116,958
Total Assets	$12,456,273	$16,596,003	$(761,634)	$28,290,642
Liabilities, Redeemable non-controlling interests and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$205,998	$3,319	$(5)	$209,312
Accrued compensation and benefits	239,242	—	—	239,242
Deferred revenue	175,204	—	—	175,204
Due to related parties	636,927	10,800	(13,257)	634,470
Profit sharing payable	1,528,662	—	—	1,528,662
Debt	3,153,181	—	—	3,153,181
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	8,170,997	(148,250)	8,022,747
Notes payable	—	2,600,639	(102,505)	2,498,134
Other liabilities	—	761,732	(58,632)	703,100
Due to related parties	—	31,815	(31,815)	—
Other liabilities	375,125	119,512	(19,675)	474,962
Lease liabilities	427,529	—	—	427,529
Total Liabilities	6,741,868	11,698,814	(374,139)	18,066,543

Redeemable non-controlling interests:
Redeemable non-controlling interests	—	1,742,302	7,752	1,750,054
Stockholders’ Equity:
Apollo Global Management, Inc. Stockholders’ Equity:
Series A Preferred Stock	264,398	—	—	264,398
Series B Preferred Stock	289,815	—	—	289,815
Additional paid in capital	1,067,493	(78,389)	28,835	1,017,939
Retained earnings (accumulated deficit)	1,081,842	425,937	(428,923)	1,078,856
Accumulated other comprehensive income (loss)	(2,967)	(4,976)	4,841	(3,102)
Total Apollo Global Management, Inc. Stockholders’ Equity	2,700,581	342,572	(395,247)	2,647,906
Non-Controlling Interests in consolidated entities	6,532	2,812,315	—	2,818,847
Non-Controlling Interests in Apollo Operating Group	3,007,292	—	—	3,007,292
Total Stockholders’ Equity	5,714,405	3,154,887	(395,247)	8,474,045
Total Liabilities, Redeemable non-controlling interests and Stockholders’ Equity	$12,456,273	$16,596,003	$(761,634)	$28,290,642

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
General
Our Businesses
Founded in 1990, Apollo is a high-growth, global alternative asset manager. We are a contrarian, value-oriented asset manager in credit, private equity and real assets with significant distressed expertise and a flexible mandate in the majority of our funds which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo is led by Joshua Harris and Marc Rowan, who have worked together for more than 35 years and lead a team of 2,035 employees, including 631 investment professionals, as of September 30, 2021.
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
As of September 30, 2021, we had total AUM of $481.1 billion across all of our businesses. Approximately 89% of our total AUM was in funds with a contractual life at inception of five years or more, and 60% of such AUM was in permanent capital vehicles.

The following table presents the gross and net returns for Apollo’s credit segment by category type:

	Gross Returns		Net Returns
Category	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Corporate Credit	1.7%	6.4%	1.4%	5.4%
Structured Credit	2.9%	13.3%	2.5%	11.8%
Direct Origination	3.2%	12.7%	2.4%	9.9%
On December 31, 2017, Fund IX held its final closing, raising a total of $23.5 billion in third-party capital and approximately $1.2 billion of additional capital from Apollo and affiliated investors for total commitments of $24.7 billion. As of September 30, 2021, Fund IX had $11.4 billion of uncalled commitments remaining. On December 31, 2013, Fund VIII held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of September 30, 2021, Fund VIII had $2.5 billion of uncalled commitments remaining. Additionally, Fund VII held a final closing in December 2008, raising a total of $14.7 billion, and as of September 30, 2021, Fund VII had $1.8 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through September 30, 2021. Apollo’s private equity fund appreciation was 4.8% and 40.0% for the three and nine months ended September 30, 2021, respectively.
For our real assets segment, there was a total gross return of 6.0% and 14.2% for the three and nine months ended September 30, 2021, respectively, which represents gross return for our real estate equity funds and their co-investment capital, the European principal finance funds, and infrastructure equity funds.
For further detail related to fund performance metrics across all of our businesses, see “—The Historical Investment Performance of Our Funds.”

Holding Company Structure
The diagram below depicts our current organizational structure:

Co-Founders
100% of LP Units
BRH Holdings GP, Ltd. (Class B Common Stock)(2)(5)
GP
BRH Holdings, L.P.(3)
GP
89.7% of LP Units
10.35% of LP Units
Contributing Partners
Class A Stockholders (Class A Common Stock)(1)
AGM Management, LLC(5) (Class C Common Stock)
AP Professional Holdings, L.P.(4)
Athene Holding Ltd. (6.7% of Apollo Operating Group Units)(7)
36.3% of the LP or LLC interests of each Apollo Operating Group Entity
Apollo Global Management, Inc.
(57% of Apollo Operating Group Units)(6)
Intermediate Holding Companies
100%
100%
100%
100%
100%
APO Asset Co., LLC
APO (FC), LLC
APO (FC III), LLC
APO (FC II), LLC
APO Corp.
57% of the LP or LLC interests of certain Apollo Operating Group Entities
57% of the LP or LLC interests of certain Apollo Operating Group Entities
57% of the LP or LLC interests of certain Apollo Operating Group Entities
57% of the LP or LLC interests of certain Apollo Operating Group Entities
57% of the LP or LLC interests of certain Apollo Operating Group Entities
Apollo Operating Group

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure. Ownership percentages are as of November 3, 2021. As of November 3, 2021, there were 246,579,482 Class A shares, 1 Class B share and 1 Class C share issued and outstanding, and 157,065,879 AOG Units held by Holdings that are exchangeable for Class A shares on a one-for-one basis. In addition, as of November 3, 2021, Athene held 29,154,519 AOG Units that are non-voting equity interests of the Apollo Operating Group and are not exchangeable for Class A shares.
(1)As of November 3, 2021, the Class A shares represented 9.2% of the total voting power of the Class A shares, the Class B share and the Class C share, voting together as a single class, with respect to General Stockholder Matters. As of November 3, 2021, the Class A shares represented 56.9% of the total voting power of the Class A shares and the Class B share with respect to certain matters upon which they are entitled to vote pursuant to the certificate of incorporation of AGM Inc. (“COI”).
(2)Our Co-Founders own BRH Holdings GP, Ltd., which in turn holds our only outstanding Class B share. As of November 3, 2021, the Class B share represented 6.9% of the total voting power of the Class A shares, the Class B share and the Class C share, voting together as a single class, with respect to General Stockholder Matters, and a de minimus economic interest in AGM Inc. As of November 3, 2021, the Class B share represented 43% of the total voting power of the Class A shares and the Class B share with respect to certain matters upon which they are entitled to vote as a single class.
(3)Through BRH Holdings, L.P., our Co-Founders indirectly beneficially own through estate planning vehicles, limited partner interests in Holdings. Our Co-Founders’ economic interests are represented by their indirect beneficial ownership, through Holdings, of 32.5% of the limited partner interests in the Apollo Operating Group.
(4)Holdings owns 36.3% of the limited partner or limited liability company interests in each Apollo Operating Group entity. The AOG Units held by Holdings are exchangeable for Class A shares. Our Co-Founders, through their interests in BRH Holdings, L.P. and Holdings, beneficially own 32.5% of the AOG Units. Our Contributing Partners, through their interests in Holdings, beneficially own 3.8% of the AOG Units.
(5)BRH Holdings GP, Ltd. is the sole member of AGM Management, LLC, which in turns holds our only outstanding Class C share. The Class C share bestows to its holder certain management rights over AGM Inc. As of November 3, 2021, the Class C share represented 83.9% of the total voting power of the Class A shares, the Class B share and the Class C share, voting together as a single class, with respect to General Stockholder Matters, and a de minimus economic interest in AGM Inc.
(6)Represents 57% of the limited partner or limited liability company interests in each Apollo Operating Group entity, held through the intermediate holding companies. AGM Inc. also indirectly owns 100% of the general partner or managing member interests in each Apollo Operating Group entity.

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
In the U.S., the S&P 500 Index increased by 0.2% during the third quarter of 2021, following an increase of 8.2% during the second quarter of 2021. Global equity markets depreciated during the quarter, with the MSCI All Country World ex USA Index decreasing 0.6% following an increase of 5.9% in the second quarter of 2021.
Conditions in the credit markets also have a significant impact on our business. Credit markets were positive in the third quarter of 2021, with the BofAML HY Master II Index increasing by 0.9%, while the S&P/LSTA Leveraged Loan Index increased by 1.0%. The U.S. 10-year Treasury yield increased during the quarter to 1.52%. The Federal Reserve kept the benchmark interest rate steady during the last twelve months at a target range of 0% to 0.25%.
Foreign exchange rates can materially impact the valuations of our investments and those of our funds that are denominated in currencies other than the U.S. dollar. Relative to the U.S. dollar, the Euro depreciated 2.4% during the quarter, after appreciating 1.1% in the second quarter of 2021, while the British pound depreciated 2.6% during the quarter, after appreciating 0.4% in the second quarter of 2021. The price of crude oil appreciated by 2.1% during the quarter, after appreciating by 24.2% during the second quarter of 2021.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 2.0% in the third quarter of 2021, following an increase of 6.5% in the second quarter of 2021. As of October 2021, the International Monetary Fund estimated that the U.S. economy will expand by 6.0% in 2021 and 5.2% in 2022. The U.S. Bureau of Labor Statistics reported that the U.S. unemployment rate decreased to 4.8% as of September 30, 2021. In addition, the U.S. Bureau of Labor Statistics reported that the annual U.S. inflation rate was 5.4% as of September 30, 2021, continuing to be the highest rate since 2008 but relatively flat in comparison to the second quarter of 2021.
Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its fund investors by focusing on opportunities that management believes are often overlooked by other investors. As such, Apollo’s global integrated investment platform deployed $28.3 billion and $81.0 billion of capital through the funds it manages during the three and nine months ended September 30, 2021, respectively. Drawdown capital deployed was $7.4 billion and $16.7 billion during the three and nine months ended September 30, 2021, respectively. We believe Apollo’s expertise in credit and its focus on nine core industry sectors, combined with more than 31 years of investment experience, has allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors include chemicals, manufacturing and industrial, natural resources, consumer and retail, consumer services, business services, financial services, leisure, and media/telecom/technology. Apollo believes that these attributes have contributed to the success of its private equity funds investing in buyouts and credit opportunities during both expansionary and recessionary economic periods.

In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities, such as continuing to grow the assets of our permanent capital vehicles. As such, Apollo had $18.1 billion and $43.9 billion of capital inflows during the three and nine months ended September 30, 2021, respectively. Apollo returned $8.8 billion and $21.6 billion of capital and realized gains to the investors in the funds it manages during the three and nine months ended September 30, 2021, respectively.
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
Assets Under Management
The following presents Apollo’s Total AUM and Fee-Generating AUM by segment (in billions):

Note: Totals may not add due to rounding

The following presents Apollo’s AUM with Future Management Fee Potential by segment (in billions):

Note: Totals may not add due to rounding
The following tables present the components of Performance Fee-Eligible AUM for each of Apollo’s three segments:

	As of September 30, 2021
	Credit(1)	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM (1)	$48,386	$38,539	$5,605	$92,530
AUM Not Currently Generating Performance Fees	5,054	3,101	931	9,086
Uninvested Performance Fee-Eligible AUM	11,802	21,530	6,010	39,342
Total Performance Fee-Eligible AUM	$65,242	$63,170	$12,546	$140,958

	As of September 30, 2020
	Credit	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM (1)	$21,076	$20,690	$5,562	$47,328
AUM Not Currently Generating Performance Fees	29,028	10,888	618	40,534
Uninvested Performance Fee-Eligible AUM	9,551	27,647	4,621	41,819
Total Performance Fee-Eligible AUM	$59,655	$59,225	$10,801	$129,681

	As of December 31, 2020
	Credit	Private Equity	Real Assets	Total
	(in millions)
Performance Fee-Generating AUM (1)	$34,685	$29,296	$4,886	$68,867
AUM Not Currently Generating Performance Fees	16,791	5,035	821	22,647
Uninvested Performance Fee-Eligible AUM	9,847	27,214	5,709	42,770
Total Performance Fee-Eligible AUM	$61,323	$61,545	$11,416	$134,284
(1)Performance Fee-Generating AUM of $4.2 billion, $0.5 billion and $1.6 billion as of September 30, 2021, September 30, 2020 and December 31, 2020, respectively, are above the hurdle rates or preferred returns and have been deferred to future periods when the fees are probable to not be significantly reversed.
The following table presents AUM Not Currently Generating Performance Fees for funds that have invested capital for more than 24 months as of September 30, 2021 and the corresponding appreciation required to reach the preferred return or high watermark in order to generate performance fees:

Strategy / Fund	Invested AUM Not Currently Generating Performance Fees	Investment Period Active > 24 Months	Appreciation Required to Achieve Performance Fees(1)
	(in millions)
Credit:
Corporate Credit	$1,462	$1,268	2%
Structured Credit	3,483	3,483	6%
Direct Origination	109	108	30%
Total Credit	5,054	4,859	6%
Private Equity:
Hybrid Capital	544	524	>250bps
Other PE	2,557	2,196	45%
Total Private Equity	3,101	2,720	103%
Real Assets:
Total Real Assets	931	730	>250bps
Total	$9,086	$8,309
(1)All investors in a given fund are considered in aggregate when calculating the appreciation required to achieve performance fees presented above. Appreciation required to achieve performance fees may vary by individual investor. Funds with an investment period less than 24 months are “N/A”.
The components of Fee-Generating AUM by segment are presented below:

	As of September 30, 2021
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$1,101	$25,168		$7,243	$33,512
Fee-Generating AUM based on invested capital	3,170	12,798		2,354	18,322
Fee-Generating AUM based on gross/adjusted assets	239,969	577		30,807	271,353
Fee-Generating AUM based on NAV	35,250	642		2,214	38,106
Total Fee-Generating AUM	$279,490	$39,185	(1)	$42,618	$361,293
(1)The weighted average remaining life of the traditional private equity funds as of September 30, 2021 was 67 months.

	As of September 30, 2020
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$854	$27,113		$6,347	$34,314
Fee-Generating AUM based on invested capital	2,816	15,220		2,278	20,314
Fee-Generating AUM based on gross/adjusted assets	226,760	1,119		25,871	253,750
Fee-Generating AUM based on NAV	26,241	469		1,057	27,767
Total Fee-Generating AUM	$256,671	$43,921	(1)	$35,553	$336,145
(1)    The weighted average remaining life of the traditional private equity funds at September 30, 2020 was 72 months.

	As of December 31, 2020
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$922	$25,168		$6,580	$32,670
Fee-Generating AUM based on invested capital	3,000	15,393		2,434	20,827
Fee-Generating AUM based on gross/adjusted assets	238,202	771		26,820	265,793
Fee-Generating AUM based on NAV	27,534	494		1,356	29,384
Total Fee-Generating AUM	$269,658	$41,826	(1)	$37,190	$348,674
(1)    The weighted average remaining life of the traditional private equity funds as of December 31, 2020 was 73 months.
The following presents the total AUM and Fee-Generating AUM amounts for our credit segment by category type (in billions):

Total AUM
$312.1
$74.6
$24.6
$56.5
$156.4
$328.6
$76.9
$23.9
$64.2
$163.6
$340.9
$63.7
$27.8
$78.7
$170.7
09/30/20
12/31/20
09/30/21
Corporate Credit
Structured Credit
Direct Origination
Advisory and Other

Fee-Generating AUM
$256.7
$63.5
$21.8
$48.4
$122.9
$269.7
$67.1
$21.1
$54.6
$126.9
$279.5
$56.6
$25.3
$63.7
$133.9
09/30/20
12/31/20
09/30/21
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
The following table presents the aggregate Athene Sub-Allocated Total AUM by asset class (in billions):

Note: Totals may not add due to rounding
Other Assets include cash, treasuries, equities and alternatives. Total AUM includes $52.1 billion, $39.2 billion and $41.3 billion of gross assets related to Athene Co-Invest Reinsurance Affiliate 1A Ltd. and $2.0 billion, $2.5 billion and $2.5 billion of unfunded commitments related to Apollo/Athene Dedicated Investment Program (“ADIP”) as of September 30, 2021, September 30, 2020 and December 31, 2020 respectively.
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

The following table presents Athora Sub-Advised and Athora Non-Sub-Advised AUM (in billions):

Note: Totals may not add due to rounding
The following presents total AUM and Fee-Generating AUM amounts for our private equity segment by category type (in billions):

Total AUM
$76.8
$4.9
$10.8
$61.1
$80.7
$5.1
$11.1
$64.5
$86.1
$5.1
$14.1
$66.9
09/30/20
12/31/20
09/30/21
Private Equity Funds
Hybrid Capital
Natural Resources

Fee-Generating AUM

$43.9
$4.2
$3.8
$35.9
$41.8
$3.8
$4.0
$34.0
$39.2
$3.4
$4.5
$31.3
09/30/20
12/31/20
09/30/21
Private Equity Funds
Hybrid Capital
Natural Resources

Note: Totals may not add due to rounding

The following presents total AUM and Fee-Generating AUM amounts for our real assets segment by category type (in billions):

Total AUM
$44.2
$4.7
$6.9
$32.6
$46.2
$5.1
$6.9
$34.2
$54.1
$5.9
$6.9
$41.3
09/30/20
12/31/20
09/30/21
Real Estate
Principal Finance
Infrastructure

Fee-Generating AUM
$35.6
$3.9
$5.1
$26.6
$37.2
$4.2
$5.1
$27.9
$42.6
$4.9
$4.9
$32.9
09/30/20
12/31/20
09/30/21
Real Estate
Principal Finance
Infrastructure

Note: Totals may not add due to rounding
The following tables summarize changes in total AUM for each of Apollo’s three segments:

	For the Three Months Ended September 30,
	2021				2020
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$331,028	$88,469	$52,278	$471,775	$300,454	$73,301	$39,851	$413,606
Inflows	13,904	2,406	1,753	18,063	7,110	1,701	4,147	12,958
Outflows(2)	(1,882)	(7)	—	(1,889)	(4,959)	(108)	—	(5,067)
Net Flows	12,022	2,399	1,753	16,174	2,151	1,593	4,147	7,891
Realizations	(2,305)	(6,177)	(351)	(8,833)	(419)	(1,082)	(227)	(1,728)
Market Activity(3)	124	1,367	457	1,948	9,919	2,989	468	13,376
End of Period	$340,869	$86,058	$54,137	$481,064	$312,105	$76,801	$44,239	$433,145
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
(2)Outflows for Total AUM include redemptions of $0.6 billion and $0.7 billion during the three months ended September 30, 2021 and 2020, respectively.
(3)Includes foreign exchange impacts of $(1.8) billion, $(91.5) million and $(142.1) million for credit, private equity and real assets, respectively, during the three months ended September 30, 2021 and foreign exchange impacts of $3.2 billion, $88.6 million and $172.3 million for credit, private equity and real assets, respectively, during the three months ended September 30, 2020.

	For the Nine Months Ended September 30,
	2021				2020
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$328,560	$80,716	$46,210	$455,486	$215,530	$76,788	$38,787	$331,105
Inflows	28,716	7,230	7,931	43,877	98,726	3,949	6,776	109,451
Outflows(2)	(11,408)	(721)	—	(12,129)	(11,585)	(169)	(517)	(12,271)
Net Flows	17,308	6,509	7,931	31,748	87,141	3,780	6,259	97,180
Realizations	(4,686)	(15,874)	(1,017)	(21,577)	(1,584)	(2,785)	(817)	(5,186)
Market Activity(3)	(313)	14,707	1,013	15,407	11,018	(982)	10	10,046
End of Period	$340,869	$86,058	$54,137	$481,064	$312,105	$76,801	$44,239	$433,145
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
(2)Outflows for Total AUM include redemptions of $1.9 billion and $1.9 billion during the nine months ended September 30, 2021 and 2020, respectively.
(3)Includes foreign exchange impacts of $(4.2) billion, $(92.4) million and $(234.3) million for credit, private equity and real assets, respectively, during the nine months ended September 30, 2021, and foreign exchange impacts of $2.7 billion, $119.2 million and $133.1 million for credit, private equity and real assets, respectively, during the nine months ended September 30, 2020.
    Three Months Ended September 30, 2021
Total AUM was $481.1 billion at September 30, 2021, an increase of $9.3 billion, or 2.0%, compared to $471.8 billion at June 30, 2021. The net increase was primarily due to growth of our retirement services assets under management. More specifically, the net increase was due to:
•Net flows of $16.2 billion primarily related to:
•a $12.0 billion increase related to funds we manage in the credit segment primarily consisting of (i) a $9.5 billion increase in AUM in the advisory and other category due to the growth of our retirement services clients and (ii) $3.4 billion of subscriptions driven by the corporate credit and structured credit funds we manage; offsetting these increases were $(1.1) billion of net segment transfers, primarily into real assets, and $(0.6) billion of redemptions;
•a $2.4 billion increase related to funds we manage in the private equity segment primarily consisting of $1.4 billion of subscriptions across the hybrid capital and traditional private equity funds we manage; and
•a $1.8 billion increase related to funds we manage in the real assets segment primarily consisting of $0.8 billion of net segment transfers, $0.7 billion of subscriptions and $0.3 billion of leverage across the real estate and infrastructure funds we manage; partially offset by
•Realizations of $(8.8) billion primarily related to:
•$(6.2) billion related to funds we manage in the private equity segment primarily consisting of distributions of $5.4 billion from the traditional private equity funds we manage; and
•$(2.3) billion related to funds we manage in the credit segment primarily consisting of distributions from the corporate credit funds we manage.
Nine Months Ended September 30, 2021
Total AUM was $481.1 billion at September 30, 2021, an increase of $25.6 billion, or 5.6%, compared to $455.5 billion at December 31, 2020. The net increase was primarily due to growth of our retirement services assets under management, appreciation in the private equity segment and fundraising across the platform. More specifically, the net increase was due to:
•Net flows of $31.7 billion primarily related to:
•a $17.3 billion increase related to funds we manage in the credit segment primarily consisting of (i) $9.8 billion of subscriptions driven by the corporate credit and structured credit funds we manage and (ii) a $16.8 billion net increase in AUM in the advisory and other category primarily due to the growth of our retirement services clients; offsetting these increases were $(5.3) billion of net segment transfers, primarily into real assets, and $1.8 billion of redemptions;

•a $7.9 billion increase related to funds we manage in the real assets segment primarily consisting of $4.9 billion of net segment transfers, $1.8 billion of leverage and $1.2 billion of subscriptions across the real estate and infrastructure funds we manage; and
•a $6.5 billion increase related to funds we manage in the private equity segment primarily consisting of $4.5 billion of subscriptions and $1.3 billion of leverage across the hybrid capital and traditional private equity funds we manage.
•Market activity of $15.4 billion, primarily related to $14.7 billion of appreciation in the private equity segment driven by $4.2 billion, $3.8 billion, $1.2 billion, and $0.9 billion from Fund VIII, Fund IX, Fund VII, and Tech Data Co-Invest, respectively.
•Realizations of $(21.6) billion primarily related to:
•$(15.9) billion related to funds we manage in the private equity segment primarily consisting of distributions of $13.3 billion and $1.4 billion from the traditional private equity and hybrid capital funds we manage, respectively; and
•$(4.7) billion related to funds we manage in the credit segment primarily consisting of distributions from the corporate credit and direct origination funds we manage.
The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three segments:

	For the Three Months Ended September 30,
	2021				2020
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$272,139	$39,541	$41,880	$353,560	$254,332	$43,840	$31,606	$329,778
Inflows	11,394	955	1,142	13,491	5,552	277	4,059	9,888
Outflows(2)	(3,457)	(197)	(272)	(3,926)	(7,069)	(229)	(185)	(7,483)
Net Flows	7,937	758	870	9,565	(1,517)	48	3,874	2,405
Realizations	(756)	(1,103)	(115)	(1,974)	(211)	(130)	(167)	(508)
Market Activity(3)	170	(11)	(17)	142	4,067	163	240	4,470
End of Period	$279,490	$39,185	$42,618	$361,293	$256,671	$43,921	$35,553	$336,145

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
(2)Outflows for Fee-Generating AUM include redemptions of $0.6 billion and $0.7 billion during the three months ended September 30, 2021 and 2020, respectively.
(3)Includes foreign exchange impacts of $(1.6) billion, $(15.7) million and $(109.3) million for credit, private equity and real assets, respectively, during the three months ended September 30, 2021, and foreign exchange impacts of $3.0 billion, $14.9 million and $129.8 million for credit, private equity and real assets, respectively, during the three months ended September 30, 2020.

	For the Nine Months Ended September 30,
	2021				2020
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$269,658	$41,826	$37,190	$348,674	$172,893	$43,826	$29,727	$246,446
Inflows	24,930	2,158	6,116	33,204	93,807	1,723	6,785	102,315
Outflows(2)	(12,343)	(1,580)	(419)	(14,342)	(14,074)	(1,252)	(861)	(16,187)
Net Flows	12,587	578	5,697	18,862	79,733	471	5,924	86,128
Realizations	(2,238)	(3,271)	(329)	(5,838)	(681)	(676)	(368)	(1,725)
Market Activity(3)	(517)	52	60	(405)	4,726	300	270	5,296
End of Period	$279,490	$39,185	$42,618	$361,293	$256,671	$43,921	$35,553	$336,145
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
(2)Outflows for Fee-Generating AUM include redemptions of $1.8 billion and $1.8 billion during the nine months ended September 30, 2021 and 2020, respectively.
(3)Includes foreign exchange impacts of $(3.6) billion, $(13.2) million and $(209.5) million for credit, private equity and real assets, respectively, during the nine months ended September 30, 2021, and foreign exchange impacts of $2.6 billion, $2.1 million and $100.2 million for credit, private equity and real assets, respectively, during the nine months ended September 30, 2020.
    Three Months Ended September 30, 2021
Total Fee-Generating AUM was $361.3 billion at September 30, 2021, an increase of $7.7 billion, or 2.2%, compared to $353.6 billion at June 30, 2021. The net increase was primarily due to growth of our retirement services assets under management. More specifically, the net increase was due to:
Net flows of $9.6 billion primarily related to:
•a $7.9 billion increase related to funds we manage in the credit segment primarily consisting of (i) $8.6 billion increase in AUM in the advisory and other category due to the growth of our retirement services clients and (ii) $1.0 billion of subscriptions across the corporate credit funds we manage; offsetting these increases was $(1.8) billion of change in leverage.
Net flows were offset by realizations of $(2.0) billion primarily related to the traditional private equity funds we manage.

Nine Months Ended September 30, 2021
Total Fee-Generating AUM was $361.3 billion at September 30, 2021, an increase of $12.6 billion, or 3.6%, compared to $348.7 billion at December 31, 2020. The net increase was primarily due to growth of our retirement services assets under management. More specifically the net increase was due to:
•Net flows of $18.9 billion primarily related to:
•a $12.6 billion increase related to funds we manage in the credit segment primarily consisting of (i) a $15.4 billion increase in AUM in the advisory and other category due to the growth of our retirement services clients, (ii) $4.6 billion of fee-generating capital deployment and (iii) $3.4 billion of subscriptions primarily across the corporate credit funds we manage; offsetting these increases were (i) $(4.2) billion of net segment transfers, primarily into real assets, (ii) $(3.9) billion of change in leverage and (iii) $(2.1) billion of fee-generating capital reduction; and
•a $5.7 billion increase related to funds we manage in the real assets segment primarily consisting of $3.6 billion of net segment transfers and $1.3 billion of fee-generating capital deployment.
•Net flows were offset by realizations of $(5.8) billion primarily related to the traditional private equity funds we manage.

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
$67.6
$7.5
$28.4
$31.7
12/31/20
09/30/21
Credit
Private Equity
Real Assets

Note: Totals may not add due to rounding
As of September 30, 2021 and December 31, 2020, Apollo had $46.9 billion and $46.8 billion of dry powder, respectively, which represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses and commitments from permanent capital vehicles.
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
Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund VI generated a 12% gross IRR and a 9% net IRR since its inception through September 30, 2021, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through September 30, 2021. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares and our Preferred shares” and “Item 1A. Risk Factors—The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and is expected to continue to impact our business, financial condition and results of operations” in the 2020 Annual Report.

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
All amounts are as of September 30, 2021, unless otherwise noted:

($ in millions)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital	Realized Value	Remaining Cost	Unrealized Value	Total Value	Gross IRR	Net IRR
Private Equity:
Fund IX	2018	$28,666	$24,729	$12,862	$3,782	$10,926	$14,993	$18,775	47%	28%
Fund VIII	2013	16,436	18,377	16,063	18,149	6,739	12,196	30,345	18	14
Fund VII	2008	2,250	14,677	16,461	33,970	184	282	34,252	33	25
Fund VI	2006	643	10,136	12,457	21,134	405	2	21,136	12	9
Fund V	2001	260	3,742	5,192	12,721	120	2	12,723	61	44
Fund I, II, III, IV & MIA(2)	Various	10	7,320	8,753	17,400	—	—	17,400	39	26
Traditional Private Equity Funds(3)		$48,265	$78,981	$71,788	$107,156	$18,374	$27,475	$134,631	39	24
ANRP III	2020	1,485	1,400	393	75	393	479	554	NM1	NM1
ANRP II	2016	2,292	3,454	2,779	2,679	1,334	1,449	4,128	20	12
ANRP I	2012	342	1,323	1,149	1,091	554	123	1,214	2	(2)
AION	2013	453	826	700	407	365	353	760	3	(2)
Hybrid Value Fund II(8)	N/A	3,073	3,379	431	—	431	430	430	NM1	NM1
Hybrid Value Fund	2019	4,013	3,238	3,237	1,368	2,343	3,000	4,368	32	26
Total Private Equity		$59,923	$92,601	$80,477	$112,776	$23,794	$33,309	$146,085
Credit:
Apollo Origination Partners(8)	N/A	$1,820	$1,818	$267	$1	$267	$273	$274	NM1	NM1
FCI IV	2021	$1,123	$1,123	$123	$—	$123	$129	$129	NM1	NM1
FCI III	2017	2,713	1,906	2,859	1,899	1,866	1,865	3,764	19%	14%
FCI II	2013	2,192	1,555	3,207	2,416	1,720	1,507	3,923	7	5
FCI I	2012	—	559	1,516	1,975	—	—	1,975	12	8
SCRF IV (6)	2017	2,510	2,502	5,183	4,325	1,266	1,434	5,759	9	8
SCRF III	2015	—	1,238	2,110	2,428	—	—	2,428	18	14
SCRF II	2012	—	104	467	528	—	—	528	15	12
SCRF I	2008	—	118	240	357	—	—	357	33	26
Accord IV	2020	2,410	2,337	784	494	356	367	861	NM1	NM1
Accord IIIB(7)	2020	—	1,758	691	762	—	—	762	23	18
Accord III(7)	2019	—	886	2,358	2,499	—	—	2,499	22	18
Accord II(7)	2018	—	781	801	843	—	—	843	16	12
Accord I(7)	2017	—	308	111	121	—	—	121	10	5
Total Credit		$12,768	$16,993	$20,717	$18,648	$5,598	$5,575	$24,223
Real Assets:
European Principal Finance Funds
EPF III(4)	2017	$5,224	$4,558	$3,924	$2,113	$2,263	$3,247	$5,360	21%	11%
EPF II(4)	2012	985	3,472	3,556	4,620	555	336	4,956	13	8
EPF I(4)	2007	241	1,499	1,970	3,315	—	—	3,315	23	17
U.S. RE Fund III(5)	2021	945	935	303	4	300	332	336	NM1	NM1
U.S. RE Fund II(5)	2016	1,195	1,264	1,000	574	729	869	1,443	14	11
U.S. RE Fund I(5)	2012	185	655	639	830	131	101	931	12	9
Asia RE Fund II(5)(8)	N/A	951	947	405	57	354	363	420	NM1	NM1
Asia RE Fund I(5)	2017	729	719	456	228	287	448	676	17	13
Apollo Infrastructure Opportunity Fund II(8)	N/A	1,583	1,517	394	—	394	471	471	NM1	NM1
Apollo Infrastructure Opportunity Fund I	2018	758	897	802	861	298	363	1,224	26	20
Total Real Assets		$12,796	$16,463	$13,449	$12,602	$5,311	$6,530	$19,132
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

(4)Funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.16 as of September 30, 2021.
(5)U.S. RE Fund I, U.S. RE Fund II, U.S. RE Fund III, Asia RE Fund I and Asia RE Fund II had $158 million, $792 million, $260 million, $376 million and $515 million of co-investment commitments as of September 30, 2021, respectively, which are included in the figures in the table. A co-invest entity within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.35 as of September 30, 2021.
(6)Remaining cost for certain of our credit funds may include physical cash called, invested or reserved for certain levered investments.
(7)Gross and Net IRR have been presented for these funds as they have a defined maturity date of less than 24 months and have been liquidated.
(8)Vintage Year is not yet applicable as these funds have not had their final closings.
Private Equity
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of September 30, 2021:

	Total Invested Capital	Total Value	Gross IRR
	(in millions)
Distressed for Control	$7,795	$18,873	29%
Non-Control Distressed	5,963	10,202	71
Total	13,758	29,075	49
Corporate Carve-outs, Opportunistic Buyouts and Other Credit(1)	58,030	105,556	21
Total	$71,788	$134,631	39%
(1)Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.
The following tables provide additional detail on the composition of the Fund IX, Fund VIII and Fund VII private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV, V and VI are included in the table above but not presented below as their remaining value is less than $100 million or the fund has been liquidated and such information was deemed not meaningful. All amounts are as of September 30, 2021:
Fund IX(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,768	$3,274
Opportunistic Buyouts	9,689	13,763
Distressed(2)	405	1,738
Total	$12,862	$18,775
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,704	$6,905
Opportunistic Buyouts	12,792	22,686
Distressed(2)	567	754
Total	$16,063	$30,345

Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,539	$4,799
Opportunistic Buyouts	4,338	10,817
Distressed/Other Credit(2)	9,584	18,636
Total	$16,461	$34,252
(1)Committed capital less unfunded capital commitments for Fund IX, Fund VIII and Fund VII were $13.5 billion, $16.1 billion and $14.4 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreement or other governing agreements.
(2)The distressed investment strategy includes distressed for control, non-control distressed and other credit. Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.
During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods (beginning the second half of 2007 through September 30, 2021), our private equity funds have invested $68.6 billion, of which $21.4 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII and VI was 5.7x, 6.1x and 7.7x, respectively, as of September 30, 2021. Our average entry multiple for a private equity fund is the average of the total enterprise value over an applicable adjusted earnings before interest, taxes, depreciation and amortization, which may incorporate certain adjustments based on the investment team’s estimates and we believe captures the true economics of our funds’ investments in portfolio companies. The average entry multiple of actively investing funds may include committed investments not yet closed.
Permanent Capital
The following table summarizes the investment record for our permanent capital vehicles by segment, excluding Athene-related and Athora-related assets managed or advised by ISG and ISGI:

			Total Returns(1)
	IPO Year(2)	Total AUM	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Credit:		(in millions)
MidCap(3)	N/A	$9,879	3%	16%	4%	3%
AIF	2013	366	3	15	4	(11)
AFT	2011	392	2	15	5	(11)
AINV/Other(4)	2004	4,665	(2)	32	(10)	(45)
Real Assets:
ARI	2009	8,068	(5)%	42%	(5)%	(44)%
Total		$23,370
(1)Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.
(2)An initial public offering (“IPO”) year represents the year in which the vehicle commenced trading on a national securities exchange.
(3)MidCap is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 2% and 2% for the three months ended September 30, 2021 and September 30, 2020, respectively, and 12% and 0% for the nine months ended September 30, 2021 and September 30, 2020, respectively.
(4)All amounts are as of June 30, 2021 except for total returns. Refer to www.apolloic.com for the most recent financial information on AINV. Included within total AUM of AINV/Other is $1.7 billion of AUM related to a non-traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services. Total returns exclude performance related to this AUM.
SIAs
As of September 30, 2021, Apollo managed approximately $38.0 billion of total AUM in SIAs, which include capital deployed from certain SIAs across Apollo’s credit, private equity and real assets funds.

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
As of September 30, 2021, approximately 57% of the value of our funds’ investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 43% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our credit, private equity and real assets segments, the percentage determined using market-based valuation methods as of September 30, 2021 was 73%, 21% and 31%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest” and “—The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and is expected to continue to impact our business, financial condition and results of operations” in the 2020 Annual Report for discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
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
The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis and (ii) realized and unrealized performance fees for Apollo’s combined segments:

	As of September 30, 2021	For the Three Months Ended September 30, 2021			For the Nine Months Ended September 30, 2021

	Performance Fees Receivable on an Unconsolidated Basis	Unrealized Performance Fees	Realized Performance Fees	Total Performance Fees	Unrealized Performance Fees	Realized Performance Fees	Total Performance Fees
	(in thousands)
Credit:
Corporate Credit	$175,133	$19,063	$23,227	$42,290	$99,282	$48,763	$148,045
Structured Credit	229,336	28,164	10,594	38,758	48,822	117,271	166,093
Direct Origination	104,902	6,336	9,298	15,634	45,277	12,092	57,369
Advisory and Other	43,326	(606)	—	(606)	17,983	—	17,983
Total Credit	552,697	52,957	43,119	96,076	211,364	178,126	389,490
Total Credit, net of profit sharing payable/expense	102,516	25,296	30,067	55,363	99,415	85,148	184,563
Private Equity:
Fund IX	591,815	(93,777)	265,209	171,432	438,017	265,209	703,226
Fund VIII(5)	877,451	(162,847)	175,517	12,670	76,985	700,860	777,845
Fund VII(1)(2)	77,459	(1,446)	49,393	47,947	182,511	49,408	231,919
Fund VI	17,012	(270)	11	(259)	(826)	32	(794)
Fund IV and V(1)	—	(78)	—	(78)	(399)	—	(399)
ANRP I, II and III(1)(2)	91,514	(39,588)	51,738	12,150	100,882	51,743	152,625
HVF I	100,855	40,623	8,659	49,282	48,358	56,434	104,792
Other(1)(3)	131,533	11,058	15,210	26,268	129,993	23,379	153,372
Total Private Equity	1,887,639	(246,325)	565,737	319,412	975,521	1,147,065	2,122,586
Total Private Equity, net of profit sharing payable/expense	995,075	(159,203)	291,839	132,636	554,223	588,065	1,142,288
Real Assets Funds:
Principal Finance(1)	121,387	29,525	3,477	33,002	43,591	25,890	69,481
Real Estate Equity Funds(1)	27,932	9,682	1	9,683	11,973	1	11,974
AIOF I and II	14,268	(8,351)	15,105	6,754	1,469	15,548	17,017
Other(1)(3)	23,213	3,487	545	4,032	17,733	2,325	20,058
Total Real Assets	186,800	34,343	19,128	53,471	74,766	43,764	118,530
Total Real Assets, net of profit sharing payable/expense	92,910	16,761	10,192	26,953	38,040	21,225	59,265
Total	$2,627,136	$(159,025)	$627,984	$468,959	$1,261,651	$1,368,955	$2,630,606
Total, net of profit sharing payable(4)/expense	$1,190,501	$(117,146)	$332,098	$214,952	$691,678	$694,438	$1,386,116
(1)As of September 30, 2021, certain private equity funds and certain real asset funds had $64.8 million and $29.7 million, respectively, in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations for certain private equity funds and certain real assets funds was $1.2 billion and $234.1 million, respectively, as of September 30, 2021.
(2)As of September 30, 2021, the remaining investments and escrow cash of Fund VII and ANRP II were valued at 108% and 108% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, the funds are required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of September 30, 2021, Fund VII and ANRP II had $128.5 million and $58.8 million of gross performance fees, or $73.2 million and $36.4 million net of profit sharing, respectively, in escrow. With respect to Fund VII and ANRP II, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the funds’ partnership agreements. Performance fees receivable as of September 30, 2021 and realized performance fees for the three months ended September 30, 2021 include interest earned on escrow balances that is not subject to contingent repayment.
(3)Other includes certain SIAs.
(4)There was a corresponding profit sharing payable of $1.4 billion as of September 30, 2021, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $119.6 million.

(5)For the nine months ended September 30, 2021, total performance fees includes $148.6 million of realized performance fees received in the form of shares.
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
The following table summarizes our performance fees since inception for our combined segments through September 30, 2021:

	Performance Fees Since Inception(1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized(2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation(3)	Maximum Performance Fees Subject to Potential Reversal(4)
	(in millions)
Credit:
Corporate Credit	$175.1	$1,382.2	$1,557.3	$—	$207.8
Structured Credit	229.3	265.1	494.4	—	202.9
Direct Origination	104.9	55.7	160.6	—	95.8
Advisory and Other	43.3	—	43.3	—	43.3
Total Credit	552.6	1,703.0	2,255.6	—	549.8
Private Equity:
Fund IX	591.8	265.2	857.0	—	739.6
Fund VIII	877.5	1,519.4	2,396.9	—	1,878.1
Fund VII	77.5	3,181.6	3,259.1	—	55.0
Fund VI	17.0	1,663.9	1,680.9	—	0.4
Fund IV and V	—	2,053.1	2,053.1	31.5	0.4
ANRP I, II and III	91.5	146.0	237.5	12.0	111.6
HVF I	100.9	76.2	177.1	—	134.6
Other(5)	131.5	749.7	881.2	21.3	171.6
Total Private Equity	1,887.7	9,655.1	11,542.8	64.8	3,091.3
Real Assets:
Principal Finance	121.4	442.3	563.7	27.1	286.5
Real Estate Equity Funds	27.9	34.9	62.8	2.6	34.1
AIOF I and II	14.3	31.0	45.3	—	28.7
Other(5)	23.2	36.4	59.6	—	30.8
Total Real Assets	186.8	544.6	731.4	29.7	380.1
Total	$2,627.1	$11,902.7	$14,529.8	$94.5	$4,021.2
(1)Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.16 as of September 30, 2021. Certain funds are denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.35 as of September 30, 2021.
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

(3)Amounts were computed based on the fair value of fund investments on September 30, 2021. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at September 30, 2021. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.
(4)Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on September 30, 2021. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, Inc. primarily include the 36.6% and 40.4% ownership interest in the Apollo Operating Group held by the Co-Founders and Contributing Partners through their limited partner interests in Holdings as of September 30, 2021 and 2020, respectively. Additionally, as of September 30, 2021, and Athene holds a 6.7% Non-Controlling Interest in the Apollo Operating Group as a result of the Transaction Agreement. Non-Controlling Interests also include limited partner interests in certain consolidated funds and VIEs.
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

Results of Operations
Below is a discussion of our condensed consolidated results of operations for the three and nine months ended September 30, 2021 and 2020. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Three Months Ended September 30,		Amount Change	Percentage Change	For the Nine Months Ended September 30,		Amount Change	Percentage Change
	2021	2020			2021	2020
Revenues:	(in thousands)				(in thousands)
Management fees	$474,537	$433,570	$40,967	9.4%	$1,401,814	$1,240,127	$161,687	13.0%
Advisory and transaction fees, net	62,831	73,449	(10,618)	(14.5)	205,530	172,369	33,161	19.2
Investment income (loss):
Performance allocations	458,211	459,241	(1,030)	(0.2)	2,588,697	(350,483)	2,939,180	NM
Principal investment income (loss)	78,283	50,722	27,561	54.3	536,674	(25,506)	562,180	NM
Total investment income (loss)	536,494	509,963	26,531	5.2	3,125,371	(375,989)	3,501,360	NM
Incentive fees	5,436	1,292	4,144	320.7	23,608	21,016	2,592	12.3
Total Revenues	1,079,298	1,018,274	61,024	6.0	4,756,323	1,057,523	3,698,800	349.8
Expenses:
Compensation and benefits:
Salary, bonus and benefits	182,576	163,197	19,379	11.9	538,505	453,485	85,020	18.7
Equity-based compensation	56,218	49,726	6,492	13.1	165,664	161,268	4,396	2.7
Profit sharing expense	262,874	191,809	71,065	37.0	1,279,601	(68,230)	1,347,831	NM
Total compensation and benefits	501,668	404,732	96,936	24.0	1,983,770	546,523	1,437,247	263.0
Interest expense	34,820	34,889	(69)	(0.2)	104,433	98,422	6,011	6.1
General, administrative and other	111,597	90,822	20,775	22.9	327,285	259,073	68,212	26.3
Placement fees	822	612	210	34.3	1,950	1,380	570	41.3
Total Expenses	648,907	531,055	117,852	22.2	2,417,438	905,398	1,512,040	167.0
Other Income (Loss):
Net gains (losses) from investment activities	172,798	144,472	28,326	19.6	1,439,343	(851,412)	2,290,755	NM
Net gains from investment activities of consolidated variable interest entities	142,455	122,119	20,336	16.7	400,452	14,061	386,391	NM
Interest income	2,114	1,485	629	42.4	3,557	13,413	(9,856)	(73.5)
Other income (loss), net	(14,907)	10,161	(25,068)	NM	(28,126)	(3,019)	(25,107)	NM
Total Other Income (Loss)	302,460	278,237	24,223	8.7	1,815,226	(826,957)	2,642,183	NM
Income (Loss) before income tax provision	732,851	765,456	(32,605)	(4.3)	4,154,111	(674,832)	4,828,943	NM
Income tax (provision) benefit	(101,434)	(89,357)	(12,077)	13.5	(498,731)	66,173	(564,904)	NM
Net Income (Loss)	631,417	676,099	(44,682)	(6.6)	3,655,380	(608,659)	4,264,039	NM
Net income (loss) attributable to Non-Controlling Interests	(373,095)	(403,700)	30,605	(7.6)	(2,060,441)	331,169	(2,391,610)	NM
Net Income (Loss) Attributable to Apollo Global Management, Inc.	258,322	272,399	(14,077)	(5.2)	1,594,939	(277,490)	1,872,429	NM
Series A Preferred Stock Dividends	(4,382)	(4,382)	—	—	(13,148)	(13,148)	—	—
Series B Preferred Stock Dividends	(4,782)	(4,781)	(1)	—	(14,344)	(14,344)	—	—
Net Income (Loss) Attributable to Apollo Global Management, Inc. Class A Shareholders	$249,158	$263,236	$(14,078)	(5.3)%	$1,567,447	$(304,982)	$1,872,429	NM
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

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
In this section, references to 2021 refer to the three months ended September 30, 2021 and references to 2020 refer to the three months ended September 30, 2020.
Revenues
Management fees increased by $41.0 million to $474.5 million in 2021 from $433.6 million in 2020. This change was primarily attributable to an increase in management fees earned from Athene and ANRP III of $34.6 million and $4.3 million, respectively. For additional details regarding changes in management fees in each segment, see “—Segment Analysis” below.
Advisory and transaction fees, net, decreased by $10.6 million to $62.8 million in 2021 from $73.4 million in 2020. Advisory and transaction fees earned during 2021 were primarily related to advisory and transaction fees earned from companies in the media, telecom and technology, chemicals and consumer and retail sectors. Advisory and transaction fees earned during 2020 were primarily attributable to advisory and transaction fees related to a long-term strategic investment for an underlying real estate portfolio.
Principal investment income increased by $27.6 million to $78.3 million in 2021 from $50.7 million in 2020. The increase was primarily driven by increases in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to Fund IX and Redding Ridge of $24.0 million and $7.4 million, respectively.
Incentive fees increased by $4.1 million to $5.4 million in 2021 from $1.3 million in 2020. This change was primarily attributable to incentive fees earned from Apollo Investment Corporation (“AINV”) of $4.1 million in 2021.
Expenses
Compensation and benefits increased by $96.9 million to $501.7 million in 2021 from $404.7 million in 2020. This change was primarily attributable to an increase in salary, bonus and benefits of $19.4 million due to an increase in headcount. Additionally, there was an increase in profit sharing expense of $71.1 million in 2021 related to the Incentive Pool. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. Included in profit sharing expense is $37.0 million and $8.3 million for 2021 and 2020, respectively, related to the Incentive Pool.
General, administrative and other expenses increased by $20.8 million to $111.6 million in 2021 from $90.8 million in 2020. This change was primarily driven by an increase in legal and other professional fees as well as higher travel and occupancy expenses in 2021.
Other Income (Loss)
Net gains from investment activities increased by $28.3 million to $172.8 million in 2021 from $144.5 million in 2020. This change was primarily driven by gains attributable to new investments in APSG, AP Liberty, L.P. and APSG II of $11.8 million, $9.8 million and $4.5 million, respectively, during 2021.
Net gains from investment activities of consolidated VIEs increased by $20.3 million to $142.5 million in 2021 from $122.1 million in 2020. This change was primarily driven by gains from newly consolidated funds during 2021 as discussed in note 5 to the condensed consolidated financial statements.
Other Income (loss), net decreased by $25.1 million to $(14.9) million in 2021 from $10.2 million in 2020 primarily driven by foreign exchange losses in 2021.
Income Tax Provision
Income tax (provision) benefit totaled $(101.4) million and $(89.4) million for 2021 and 2020, respectively. The increase was primarily due to changes in pretax income subject to income taxes and an increase in the estimated effective income tax rate. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 13.8% and 11.7% for 2021 and 2020, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) income passed through to Non-

Controlling Interests and (ii) foreign, state and local income taxes, including NYC UBT (see note 9 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
In this section, references to 2021 refer to the nine months ended September 30, 2021 and references to 2020 refer to the nine months ended September 30, 2020.
Revenues
Management fees increased by $161.7 million to $1.4 billion in 2021 from $1.2 billion in 2020. This change was primarily attributable to an increase in management fees earned from Athene and Athora of $127.8 million and $21.2 million, respectively. For additional details regarding changes in management fees in each segment, see “—Segment Analysis” below.
Advisory and transaction fees, net, increased by $33.2 million to $205.5 million in 2021 from $172.4 million in 2020. Advisory and transaction fees earned during 2021 were primarily related to transaction fees earned from companies in the consumer services, financial services and media and technology industries and structuring fees earned from a company in the consumer and retail industry. Advisory and transaction fees earned during 2020 were primarily related to fees earned in relation to a long-term strategic investment for an underlying real estate portfolio as well as net advisory and transaction fees earned with respect to certain portfolio companies in the media, telecom and technology industries and an increase in structuring fees earned from a company in the consumer and retail industry.
Performance allocations increased by $2.9 billion to $2.6 billion in 2021 from $(350.5) million in 2020. The increase in performance allocations was primarily attributable to increased performance allocations earned from Fund VIII, Fund IX, Fund VII, ANRP II and EPF III of $908.5 million, $872.5 million, $343.0 million, $169.0 million and $98.5 million, respectively, during 2021. In 2020, the pandemic resulting from COVID-19 and the actions taken in response caused severe disruption to the global economy and financial markets. In line with public equity and credit indices, the Company experienced significant unrealized mark-to-market losses in underlying funds in 2020.
The increase in performance allocations from Fund VIII was primarily driven by higher appreciation in the value of the fund’s investments in public portfolio companies primarily in the consumer services, media, telecom and technology and financial services sectors, as well as appreciation in private portfolio companies primarily in the natural resources and media, telecom and technology sectors during 2021.
The increase in performance allocations from Fund IX was primarily driven by appreciation in the value of the fund’s investments in private portfolio companies in the consumer services, media, telecom and technology, consumer and retail, leisure and financial services sectors during 2021. Moreover, the fund achieved its annualized hurdle rate in 2021 whereas it was below the annualized hurdle rate in 2020.
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
The increase in performance allocations from EPF III was primarily driven by appreciation in the value of the fund’s investments in private portfolio companies primarily in the financial services, logistics, hospitality and commercial real estate sectors, as well as appreciation in the value of the fund’s investments in public portfolio companies primarily in the real estate and real estate investment trusts sectors.
Principal investment income increased by $562.2 million to $536.7 million in 2021 from $(25.5) million in 2020. This change was primarily driven by increases in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to VA Capital, LLC, Fund VIII, Fund IX, Redding Ridge Holdings and Fund VII of $220.0 million, $116.1 million, $72.9 million, $30.9 million and $20.6 million, respectively. The impact of the COVID-19 pandemic led to unrealized principal investment losses during 2020.
Incentive fees increased by $2.6 million to $23.6 million in 2021 from $21.0 million in 2020. Incentive fees earned during 2021 were primarily earned from an SIA and AINV of $13.8 million and $4.0 million, respectively. Incentive fees earned during 2020 were primarily earned from Athene of $13.9 million in 2020.

Expenses
Compensation and benefits increased by $1.4 billion to $2.0 billion in 2021 from $546.5 million in 2020. This change was primarily attributable to an increase in profit sharing expense of $1.3 billion, due to a corresponding increase in performance allocations during 2021. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. Additionally, there was an increase in salary, bonus and benefits of $85.0 million, primarily attributable to an increase in bonus accruals and headcount.
Included in profit sharing expense is $72.7 million and $51.2 million for 2021 and 2020, respectively, related to the Incentive Pool. See “—Profit Sharing Expense” in the Critical Accounting Policies section for an overview of the Incentive Pool.
Interest expense increased by $6.0 million to $104.4 million in 2021 from $98.4 million in 2020, primarily due to additional interest expense incurred as a result of the timing of issuances of debt arrangements, as described in note 10 to our condensed consolidated financial statements.
General, administrative and other expenses increased by $68.2 million to $327.3 million in 2021 from $259.1 million in 2020. This change was primarily driven by an increase in legal, consulting, and other professional fees as well as higher recruitment expenses corresponding to the increase in headcount during 2021.
Other Income (Loss)
Net gains (losses) from investment activities increased by $2.3 billion to $1.4 billion in 2021 from $(0.9) billion in 2020. This change was primarily attributable to a gain from the Company’s investment in Athene Holding during 2021 as compared to the same period in 2020 due to the combined impact of COVID-19 related market dislocation and a higher discount for lack of marketability (“DLOM”) during 2020. See note 6 and 14 to the condensed consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net gains from investment activities of consolidated VIEs increased by $386.4 million to $400.5 million in 2021 from $14.1 million in 2020. This change was primarily driven by gains from existing consolidated VIEs during 2021. See note 5 to the condensed consolidated financial statements for details regarding net gains from investment activities of consolidated VIEs.
Interest income decreased by $9.9 million to $3.6 million in 2021 from $13.4 million in 2020, primarily due to lower interest income earned from money market funds and U.S. Treasury securities in 2021.
Other Income (loss), net decreased by $25.1 million to $28.1 million in 2021 from $3.0 million in 2020 primarily due to losses from changes in foreign exchange rates in 2021.
Income Tax Provision
The income tax (provision) benefit totaled $(498.7) million and $66.2 million in 2021 and 2020, respectively. The change was primarily related to the increase in pre-tax income. Significant realized and unrealized mark-to-market book gains were recognized in 2021 as compared to the unrealized mark-to-market book losses recognized in 2020 due to the market dislocation impact of COVID-19. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 12.0% and 9.8% for 2021 and 2020, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) income passed through to Non-Controlling Interests; and (ii) foreign, state and local income taxes including NYC UBT (see note 9 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
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

	For the Three Months Ended September 30,		Total Change	Percentage Change	For the Nine Months Ended September 30,		Total Change	Percentage Change
	2021	2020			2021	2020
	(in thousands)				(in thousands)
Credit:
Management fees	$278,928	$246,159	$32,769	13.3%	$820,266	$679,109	$141,157	20.8%
Advisory and transaction fees, net	7,648	51,376	(43,728)	(85.1)	95,535	80,399	15,136	18.8
Performance fees(1)	19,856	2,204	17,652	NM	36,702	8,048	28,654	356.0
Fee Related Revenues	306,432	299,739	6,693	2.2	952,503	767,556	184,947	24.1
Salary, bonus and benefits	(72,503)	(61,975)	(10,528)	17.0	(217,181)	(171,789)	(45,392)	26.4
General, administrative and other	(38,084)	(40,367)	2,283	(5.7)	(118,303)	(112,991)	(5,312)	4.7
Placement fees	(594)	(425)	(169)	39.8	(1,660)	(1,089)	(571)	52.4
Fee Related Expenses	(111,181)	(102,767)	(8,414)	8.2	(337,144)	(285,869)	(51,275)	17.9
Other income (loss), net of Non-Controlling Interest	(1,427)	(780)	(647)	82.9	(2,976)	(2,167)	(809)	37.3
Fee Related Earnings	193,824	196,192	(2,368)	(1.2)	612,383	479,520	132,863	27.7
Realized performance fees	23,264	7,614	15,650	205.5	141,424	37,834	103,590	273.8
Realized profit sharing expense	(13,054)	(7,614)	(5,440)	71.4	(92,978)	(37,530)	(55,448)	147.7
Net Realized Performance Fees	10,210	—	10,210	NM	48,446	304	48,142	NM
Realized principal investment income, net(2)	248,864	928	247,936	NM	253,299	4,112	249,187	NM
Net interest loss and other	(14,688)	(14,010)	(678)	4.8	(40,342)	(42,981)	2,639	(6.1)
Segment Distributable Earnings	$438,210	$183,110	$255,100	139.3%	$873,786	$440,955	$432,831	98.2%
(1)Represents certain performance fees from business development companies, Redding Ridge Holdings, and MidCap.
(2)Realized principal investment income, net includes dividends from our permanent capital vehicles, net of such amounts used to compensate employees.
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
In this section, references to 2021 refer to the three months ended September 30, 2021 and references to 2020 refer to the three months ended September 30, 2020.
Management fees increased by $32.8 million to $278.9 million in 2021 from $246.2 million in 2020. This change was primarily attributable to an increase in management fees earned from Athene of $27.5 million during 2021.
Advisory and transaction fees, net decreased by $43.7 million to $7.6 million in 2021 from $51.4 million in 2020. Advisory and transaction fees in 2021 were primarily attributable to advisory and transaction fees earned from companies in the manufacturing and industrial, media, telecom and technology and consumer services sectors. Advisory and transaction fees in 2020 were attributable to fees earned in relation to a long-term strategic investment for an underlying real estate portfolio.
Performance fees increased by $17.7 million to $19.9 million in 2021 from $2.2 million in 2020, primarily attributable to an increase in performance fees earned from Redding Ridge Holdings and AINV of $10.6 million and $5.0 million, respectively. Both Redding Ridge Holdings and AINV achieved its respective annualized hurdle rates during 2021 but did not do so in 2020.
Salary, bonus and benefits expense increased by $10.5 million to $72.5 million in 2021 from $62.0 million in 2020 primarily due to an increase in headcount as the Company continues to invest in its businesses.
General, administrative and other expenses decreased by $2.3 million to $38.1 million in 2021 from $40.4 million in 2020. This decrease was primarily driven by a decrease in technology and other miscellaneous expenses in 2021.
Realized performance fees increased by $15.7 million to $23.3 million in 2021 from $7.6 million in 2020. This change was primarily attributable to an increase in realized performance fees from Accord III and Accord III B of $9.6 million and $5.5 million, respectively.
The realized performance fees generated from Accord III and Accord III B in 2021 were due to incentive fees realized as part of the respective funds’ final distributions.

Realized profit sharing expense increased by $5.4 million to $13.1 million in 2021 from $7.6 million in 2020, as a result of a corresponding increase in realized performance fees as described above. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $1.0 million and $2.7 million related to the Incentive Pool for 2021 and 2020, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income increased by $247.9 million to $248.9 million in 2021 from $0.9 million in 2020. This change was primarily attributable to an increase in realizations driven by the sale of a platform investment to certain funds we manage and Athora in 2021.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
In this section, references to 2021 refer to the nine months ended September 30, 2021 and references to 2020 refer to the nine months ended September 30, 2020.
Management fees increased by $141.2 million to $820.3 million in 2021 from $679.1 million in 2020. This change was primarily attributable to an increase in management fees earned from Athene and Athora of $111.4 million and $17.7 million, respectively.
Advisory and transaction fees, net increased by $15.1 million to $95.5 million in 2021 from $80.4 million in 2020. This increase was primarily driven by advisory and transaction fees earned related to portfolio companies in the consumer and retail industries during 2021.
Performance fees increased by $28.7 million to $36.7 million in 2021 from $8.0 million in 2020, primarily attributable to an increase in performance fees earned from Redding Ridge Holdings and AINV of $24.6 million and $4.9 million, respectively during 2021. Both Redding Ridge Holdings and AINV achieved its respective annualized hurdle rates during 2021 but did not do so in 2020.
Salary, bonus and benefits expense increased by $45.4 million to $217.2 million in 2021 from $171.8 million in 2020 primarily due to an increase in headcount and bonus accruals.
General, administrative and other expenses increased by $5.3 million to $118.3 million in 2021 from $113.0 million in 2020. This increase was primarily driven by an increase in depreciation and professional fees, partially offset by a decrease in technology expenses in 2021.
Realized performance fees increased by $103.6 million to $141.4 million in 2021 from $37.8 million in 2020. This change was primarily attributable to an increase in realized performance fees generated from the sale of a mortgage business and Accord III of $75.0 million and $14.3 million, respectively.
The realized performance fees generated from Accord III in 2021 were primarily due to incentive fees realized as part of the fund’s final distribution.
Realized profit sharing expense increased by $55.4 million to $93.0 million in 2021 from $37.5 million in 2020, as a result of a corresponding increase in realized performance fees as described above partially offset by decrease in profit sharing expense related to the Incentive Pool. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $6.4 million and $19.4 million related to the Incentive Pool for 2021 and 2020, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income increased by $249.2 million to $253.3 million in 2021 from $4.1 million in 2020. This change was primarily attributable to an increase in realizations driven by the sale of a platform investment to certain funds we manage and Athora in 2021.
Net interest loss and other decreased by $2.6 million to $40.3 million in 2021 from $43.0 million in 2020. The decrease was primarily due to higher expenses incurred in 2020 driven by one-time costs to wind down a managed account arrangement partially offset by lower interest income earned from U.S. Treasury securities and additional interest expense incurred as a result of the timing of issuances of debt arrangements, as described in note 10 to our condensed consolidated financial statements, in 2021.

Private Equity
The following table sets forth our segment statement of operations information and our supplemental performance measure, Segment Distributable Earnings, within our private equity segment.

	For the Three Months Ended September 30,		Total Change	Percentage Change	For the Nine Months Ended September 30,		Total Change	Percentage Change
	2021	2020			2021	2020
	(in thousands)				(in thousands)
Private Equity:
Management fees	$119,716	$128,446	$(8,730)	(6.8)%	$365,090	$381,306	$(16,216)	(4.3)%
Advisory and transaction fees, net	55,797	20,108	35,689	177.5	104,175	85,253	18,922	22.2
Fee Related Revenues	175,513	148,554	26,959	18.1	469,265	466,559	2,706	0.6
Salary, bonus and benefits	(62,869)	(53,451)	(9,418)	17.6	(180,474)	(149,133)	(31,341)	21.0
General, administrative and other	(31,548)	(25,099)	(6,449)	25.7	(80,223)	(68,863)	(11,360)	16.5
Placement fees	(188)	(188)	—	—	(188)	(295)	107	(36.3)
Fee Related Expenses	(94,605)	(78,738)	(15,867)	20.2	(260,885)	(218,291)	(42,594)	19.5
Other income, net	109	23	86	373.9	1,528	48	1,480	NM
Fee Related Earnings	81,017	69,839	11,178	16.0	209,908	248,316	(38,408)	(15.5)
Realized performance fees	565,738	2,025	563,713	NM	998,452	6,717	991,735	NM
Realized profit sharing expense	(273,897)	(2,025)	(271,872)	NM	(484,678)	(7,021)	(477,657)	NM
Net Realized Performance Fees	291,841	—	291,841	NM	513,774	(304)	514,078	NM
Realized principal investment income	41,420	1,598	39,822	NM	130,225	5,544	124,681	NM
Net interest loss and other	(11,865)	(14,580)	2,715	(18.6)	(39,101)	(41,940)	2,839	(6.8)
Segment Distributable Earnings	$402,413	$56,857	$345,556	NM	$814,806	$211,616	$603,190	285.0%
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
In this section, references to 2021 refer to the three months ended September 30, 2021 and references to 2020 refer to the three months ended September 30, 2020.
Management fees decreased by $8.7 million to $119.7 million in 2021 from $128.4 million in 2020. This change was primarily attributable to a decrease in management fees earned from ANRP II and Fund VIII of $7.7 million and $4.4 million, respectively, partially offset by an increase in management fees earned from ANRP III of $4.3 million.
Advisory and transaction fees, net increased by $35.7 million to $55.8 million in 2021 from $20.1 million in 2020. This increase was primarily attributable to transaction and placement fees earned in relation to a portfolio company in the media, telecom and technology sector and structuring fees earned in relation to a company in the chemicals sector.
Salary, bonus and benefits expense increased by $9.4 million to $62.9 million in 2021 from $53.5 million in 2020 primarily due to an increase in headcount.
General, administrative and other expenses increased by $6.4 million to $31.5 million in 2021 from $25.1 million in 2020. This change was primarily driven by an increase in professional fees, travel, technology and occupancy expenses in 2021.
Realized performance fees increased by $563.7 million to $565.7 million in 2021 from $2.0 million in 2020. This change was primarily attributable to increases in realized performance fees generated from Fund IX, Fund VIII and Fund VII of $269.5 million, $182.0 million and $49.4 million, respectively.
The increase in realized performance fees earned from Fund IX was the result of sales and income generated from investments primarily in the consumer and retail and media, telecom and technology sectors during 2021.
The increase in realized performance fees earned from Fund VIII was the result of sales and income generated from investments primarily in the financial services, consumer services, natural resources and leisure sectors during 2021.
The increase in realized performance fees earned from Fund VII in 2021 was the result of a sale of an investment in the consumer services sector during 2021.

Realized profit sharing expense increased by $271.9 million to $273.9 million in 2021 from $2.0 million in 2020, as a result of the corresponding increase in realized performance fees as described above as well as an increase in the profit sharing expense related to the Incentive Pool. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $35.0 million and $1.2 million of expenses related to the Incentive Pool for 2021 and 2020, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income increased by $39.8 million to $41.4 million in 2021 from $1.6 million in 2020. This change was primarily attributable to an increase in realizations from Apollo’s equity ownership in Fund VIII and Fund IX of $22.3 million and $15.5 million, respectively.
Net interest loss and other decreased by $2.7 million to $11.9 million in 2021 from $14.6 million in 2020 primarily due to an increase in interest income earned from U.S. Treasury securities in 2021.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
In this section, references to 2021 refer to the nine months ended September 30, 2021 and references to 2020 refer to the nine months ended September 30, 2020.
Management fees decreased by $16.2 million to $365.1 million in 2021 from $381.3 million in 2020. This change was primarily attributable to a decrease in management fees earned from ANRP II and Fund VIII of $21.0 million and $10.0 million, respectively, partially offset by an increase in management fees earned from ANRP III of $12.9 million.
Advisory and transaction fees, net increased by $18.9 million to $104.2 million in 2021 from $85.3 million in 2020. Advisory and transaction fees in 2021 were primarily attributable to transaction and placement fees earned in relation to a portfolio company in the media, telecom and technology industry and structuring fees earned in relation to a company in the chemicals industry. Advisory and transaction fees in 2020 were primarily attributable to a transaction fee earned with respect to a portfolio company in the media, telecom and technology industry.
Salary, bonus and benefits expense increased by $31.3 million to $180.5 million in 2021 from $149.1 million in 2020 primarily due to an increase in headcount and bonus accruals.
General, administrative and other expenses increased by $11.4 million to $80.2 million in 2021 from $68.9 million in 2020. This change was primarily driven by higher recruitment fees related to the increase in headcount as well as an increase in technology expenses and legal fees.
Realized performance fees increased by $991.7 million to $998.5 million in 2021 from $6.7 million in 2020. This change was primarily attributable to an increase in realized performance fees generated from Fund VIII and Fund IX of $577.1 and $273.2 million in 2021.
The increase in realized performance fees earned from Fund VIII in 2021 was the result of sales and income generated from investments primarily in the financial services, consumer services, natural resources, manufacturing and industrial, and leisure sectors, which reduced the previous netting hole to zero and resulted in recognition of the realized performance fees. Fund VIII had no realized performance fees during 2020.
The increase in realized performance fees earned from Fund IX in 2021 was the result of sales and income generated from investments primarily in the consumer and retail and media, telecom and technology sectors during 2021.
Realized profit sharing expense increased by $477.7 million to $484.7 million in 2021 from $7.0 million in 2020, as a result of the corresponding increase in realized performance fees as described above as well as an increase in the profit sharing expense related to the Incentive Pool. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $63.3 million and $3.0 million of expenses related to the Incentive Pool for 2021 and 2020, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income increased by $124.7 million to $130.2 million in 2021 from $5.5 million in 2020. This change was primarily attributable to an increase in realizations from Apollo’s equity ownership in Fund VIII and Fund IX of $91.2 million and $21.2 million, respectively, in 2021.

Net interest loss and other decreased by $2.8 million to $39.1 million in 2021 from $41.9 million in 2020. The higher expense in 2020 was attributable to one-time costs to wind down a managed account arrangement.
Real Assets
The following table sets forth our segment statement of operations information and our supplemental performance measure, Segment Distributable Earnings, within our real assets segment.

	For the Three Months Ended September 30,		Total Change	Percentage Change	For the Nine Months Ended September 30,		Total Change	Percentage Change
	2021	2020			2021	2020
	(in thousands)				(in thousands)
Real Assets:
Management fees	$67,374	$51,847	$15,527	29.9%	$191,567	$150,227	$41,340	27.5%
Advisory and transaction fees, net	1,632	878	754	85.9	4,097	5,191	(1,094)	(21.1)
Fee Related Revenues	69,006	52,725	16,281	30.9	195,664	155,418	40,246	25.9
Salary, bonus and benefits	(29,637)	(29,513)	(124)	0.4	(88,883)	(83,037)	(5,846)	7.0
General, administrative and other	(14,879)	(11,869)	(3,010)	25.4	(41,224)	(35,637)	(5,587)	15.7
Fee Related Expenses	(44,516)	(41,382)	(3,134)	7.6	(130,107)	(118,674)	(11,433)	9.6
Other income (loss), net of Non-Controlling Interest	733	59	674	NM	482	154	328	213.0
Fee Related Earnings	25,223	11,402	13,821	121.2	66,039	36,898	29,141	79.0
Realized performance fees	19,128	7,806	11,322	145.0	43,764	49,477	(5,713)	(11.5)
Realized profit sharing expense	(8,935)	(7,806)	(1,129)	14.5	(22,539)	(49,477)	26,938	(54.4)
Net Realized Performance Fees	10,193	—	10,193	NM	21,225	—	21,225	NM
Realized principal investment income	885	356	529	148.6	4,420	4,028	392	9.7
Net interest loss and other	(7,522)	(6,216)	(1,306)	21.0	(25,198)	(16,069)	(9,129)	56.8
Segment Distributable Earnings	$28,779	$5,542	$23,237	419.3%	$66,486	$24,857	$41,629	167.5%
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
In this section, references to 2021 refer to the three months ended September 30, 2021 and references to 2020 refer to the three months ended September 30, 2020.
Management fees increased by $15.5 million to $67.4 million in 2021 from $51.8 million in 2020. This change was primarily attributable to an increase in management fees earned from Athene, Apollo Infrastructure Opportunities Fund II (“AIOF II”) and Athora of $6.7 million, $5.3 million and $1.5 million, respectively.
General, administrative and other expenses increased by $3.0 million to $14.9 million in 2021 from $11.9 million in 2020. The change was primarily driven by an increase in professional fees, travel, occupancy and technology expenses in 2021.
Realized performance fees increased by $11.3 million to $19.1 million in 2021 from $7.8 million in 2020. This change was primarily attributable to an increase in realized performance fees generated from Apollo Infrastructure Opportunities Fund (“AIOF I”) of $10.8 million in 2021. The increase in performance allocations from AIOF I was primarily a result of realizations from an investment in the natural resources sector in 2021.
Realized profit sharing expense increased by $1.1 million to $8.9 million in 2021 from $7.8 million in 2020 as a result of the corresponding increase in realized performance fees as described above, partially offset by a decrease in the profit sharing expense related to the Incentive Pool. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $1.0 million and $4.4 million related to the Incentive Pool for 2021 and 2020, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Net interest loss and other increased by $1.3 million to $7.5 million in 2021 from $6.2 million in 2020 primarily due to a payment related to general partner obligations.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
In this section, references to 2021 refer to the nine months ended September 30, 2021 and references to 2020 refer to the nine months ended September 30, 2020.

Management fees increased by $41.3 million to $191.6 million in 2021 from $150.2 million in 2020. This change was primarily attributable to an increase in management fees earned from Athene, AIOF II, Apollo U.S. Real Estate Fund III, L.P. and Athora of $15.3 million, $14.2 million, $4.5 million and $3.5 million, respectively.
Advisory and transaction fees, net decreased by $1.1 million to $4.1 million in 2021 from $5.2 million in 2020. Advisory and transaction fees in 2021 were primarily attributable to a transaction fee earned in relation to a company in the financial services industry. Advisory and transaction fees in 2020 were primarily attributable to structuring fees earned from a company in the consumer and retail industry.
Salary, bonus and benefits expense increased by $5.8 million to $88.9 million in 2021 from $83.0 million in 2020 primarily due to an increase in headcount and bonus accruals.
General, administrative and other expenses increased by $5.6 million to $41.2 million in 2021 from $35.6 million in 2020. The change was primarily driven by higher recruitment fees related to the increase in headcount as well as an increase in professional fees and technology expenses.
Realized performance fees decreased by $5.7 million to $43.8 million in 2021 from $49.5 million in 2020. The lower realized performance fees generated in 2021 were primarily attributable to a decrease in realized performance fees generated from Apollo U.S. Real Estate Fund II, L.P. (“U.S. RE Fund II”) and EPF III of $7.7 million and $4.6 million partially offset by an increase in realized performance fees from AIOF I of $9.2 million in 2021.
The realized performance fees from U.S. RE Fund II were primarily the result of industrial asset realizations in 2020 while the fund had no realizations in 2021.
The realized performance fees from EPF III in 2021 were primarily a result of realizations from residential mortgage-backed securities, commercial real estate, and investments in a real estate investment trust. The realized performance fees from EPF III in 2020 were primarily attributable to the sale of investments in logistics assets.
The increase in performance allocations from AIOF I was primarily a result of realizations from an investment in the natural resources sector in 2021.
Realized profit sharing expense decreased by $26.9 million to $22.5 million in 2021 from $49.5 million in 2020 as a result of the corresponding decrease in realized performance fees as described above, and a decrease in profit sharing expense related to the Incentive Pool. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $3.0 million and $28.8 million related to the Incentive Pool for 2021 and 2020, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Net interest loss and other increased by $9.1 million to $25.2 million in 2021 from $16.1 million in 2020 primarily due to a payment related to general partner obligations as well as a decrease in interest income earned from U.S. treasury securities in 2021.

Summary of Distributable Earnings
The following table is a reconciliation of Distributable Earnings per share of common and equivalent to net dividend per share of common and equivalent.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Segment Distributable Earnings	$869,402	$245,509	$1,755,078	$677,428
Taxes and related payables	(108,157)	(31,257)	(180,118)	(74,490)
Preferred dividends	(9,164)	(9,163)	(27,492)	(27,492)
Distributable Earnings	752,081	205,089	1,547,468	575,446
Add back: Tax and related payables attributable to common and equivalents	96,935	14,678	157,509	51,698
Distributable Earnings before certain payables(1)	849,016	219,767	1,704,977	627,144
Percent to common and equivalents	57%	54%	57%	54%
Distributable Earnings before other payables attributable to common and equivalents	483,939	118,674	971,837	338,658
Less: Taxes and related payables attributable to common and equivalents	(96,935)	(14,678)	(157,509)	(51,698)
Distributable Earnings attributable to common and equivalents(2)	$387,004	$103,996	$814,328	$286,960
Distributable Earnings per share(3)	$1.71	$0.47	$3.51	$1.30
(Retained) contributed capital per share(3)	(1.21)	0.04	(2.01)	0.12
Net dividend per share(3)	$0.50	$0.51	$1.50	$1.42
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

Summary of Non-U.S. GAAP Measures
The table below sets forth a reconciliation of net income attributable to Apollo Global Management, Inc. Class A Common Stockholders to our non-U.S. GAAP performance measures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net Income (Loss) Attributable to Apollo Global Management, Inc. Class A Common Stockholders	$249,158	$263,236	$1,567,447	$(304,982)
Preferred dividends	9,164	9,163	27,492	27,492
Net income (loss) attributable to Non-Controlling Interests in consolidated entities	112,569	100,021	299,423	(23,320)
Net income (loss) attributable to Non-Controlling Interests in the Apollo Operating Group	260,526	303,679	1,761,018	(307,849)
Net Income (Loss)	$631,417	$676,099	$3,655,380	$(608,659)
Income tax provision (benefit)	101,434	89,357	498,731	(66,173)
Income (Loss) Before Income Tax Provision (Benefit)	$732,851	$765,456	$4,154,111	$(674,832)
Transaction-related charges(1)	13,693	10,835	65,359	21,546
Charges associated with corporate conversion(2)	—	2,829	—	3,893
(Gains) losses from change in tax receivable agreement liability	—	—	(1,941)	—
Net (income) loss attributable to Non-Controlling Interests in consolidated entities	(112,569)	(100,021)	(299,423)	23,320
Unrealized performance fees	159,044	(440,310)	(1,411,205)	452,215
Unrealized profit sharing expense	(40,991)	168,368	646,142	(172,128)
Equity-based profit sharing expense and other(3)	31,731	27,681	93,595	100,632
Equity-based compensation	19,538	17,962	55,187	49,779
Unrealized principal investment (income) loss	218,816	(49,406)	(153,577)	45,054
Unrealized net (gains) losses from investment activities and other	(152,711)	(157,885)	(1,393,170)	827,949
Segment Distributable Earnings(4)	$869,402	$245,509	$1,755,078	$677,428
Taxes and related payables	(108,157)	(31,257)	(180,118)	(74,490)
Preferred dividends	(9,164)	(9,163)	(27,492)	(27,492)
Distributable Earnings	$752,081	$205,089	$1,547,468	$575,446
Preferred dividends	9,164	9,163	27,492	27,492
Taxes and related payables	108,157	31,257	180,118	74,490
Realized performance fees	(608,130)	(17,445)	(1,183,640)	(94,028)
Realized profit sharing expense	295,886	17,445	600,195	94,028
Realized principal investment income, net	(291,169)	(2,882)	(387,944)	(13,684)
Net interest loss and other	34,075	34,806	104,641	100,990
Fee Related Earnings	$300,064	$277,433	$888,330	$764,734
Depreciation, amortization and other, net	6,408	3,369	17,176	9,192
Fee Related EBITDA	$306,472	$280,802	$905,506	$773,926
Realized performance fees	608,130	17,445	1,183,640	94,028
Realized profit sharing expense	(295,886)	(17,445)	(600,195)	(94,028)
Fee Related EBITDA + 100% of Net Realized Performance Fees	$618,716	$280,802	$1,488,951	$773,926

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
(4)See note 16 to the condensed consolidated financial statements for more details regarding Segment Distributable Earnings for the combined segments.
The table below sets forth a reconciliation of Class A shares outstanding to our Distributable Earnings Shares Outstanding:

	As of September 30, 2021	As of September 30, 2020	As of December 31, 2020
Total Class A shares outstanding	245,393,192	228,747,302	228,873,449
Non-GAAP Adjustments:
Participating Apollo Operating Group Units	187,406,688	204,028,327	204,028,327
Vested RSUs	253,953	158,007	1,833,332
Unvested RSUs Eligible for Dividend Equivalents	7,311,733	8,086,467	6,275,957
Distributable Earnings Shares Outstanding	440,365,566	441,020,103	441,011,065
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
At September 30, 2021, the Company had $2.1 billion of unrestricted cash and cash equivalents and $750 million of available funds from the AMH Credit Facility.
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
Cash Flow Analysis
The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s condensed consolidated statements of cash flows:

	For the Nine Months Ended September 30,
	2021	2020
	(in thousands)
Operating Activities	$2,136,995	$1,514,716
Investing Activities	(343,604)	(7,467)
Financing Activities	(444,324)	(466,690)
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	$1,349,067	$1,040,559
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

	For the Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by the Company’s operating activities	$2,060,514	$900,186
Net cash provided by the Consolidated Funds and VIEs operating activities	76,481	614,530
Net cash provided by operating activities	2,136,995	1,514,716
Net cash used in the Company’s investing activities	(367,182)	(39,490)
Net cash provided by the Consolidated Funds & VIEs investing activities	23,578	32,023
Net cash used in investing activities	(343,604)	(7,467)
Net cash used in the Company’s financing activities	(1,161,758)	(580,337)
Net cash provided by the Consolidated Funds and VIEs financing activities	717,434	113,647
Net cash used in financing activities	$(444,324)	$(466,690)
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
•During the nine months ended September 30, 2021 and 2020, cash provided by operating activities primarily includes cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, offset by cash outflows for compensation, general, administrative, and other expenses. Net cash provided by operating activities also reflects the operating activity of our consolidated funds and VIEs, which primarily include cash inflows from consolidated funds and from sale of investments offset by cash outflows for purchases of investments.

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
•During the nine months ended September 30, 2021, cash used by investing activities primarily reflects purchases of investments in Motive Partners and Challenger Ltd. and net contributions to equity method investments. Net cash used in investing activities also reflects the investing activity of our consolidated funds and VIEs, which primarily reflects net proceeds from maturities of U.S. Treasury securities.
•During the nine months ended September 30, 2020, cash used by investing activities primarily reflects purchases of U.S. Treasury securities and other investments and net contributions to equity method investments, offset partially by proceeds from maturities of U.S. Treasury securities.
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
•During the nine months ended September 30, 2021, cash used in financing activities primarily reflects dividends to Class A shareholders, distributions to Non-Controlling interest holders, and repurchases of Class A shares. Net cash used in financing activities also reflects the financing activity of our consolidated funds and VIEs, which primarily include cash inflows from the issuance of debt, net contributions from Non-Controlling interest in consolidated entities, proceeds from issuance of securities of a SPAC, partially offset by payment of underwriting discounts and cash outflows for the principal repayment of debt.
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
Future Debt Obligations
The Company had long-term debt of $3.2 billion at September 30, 2021, which includes $3.1 billion of notes with maturities in 2024, 2026, 2029, 2030, 2039, 2048 and 2050. See note 10 to the condensed consolidated financial statements for further information regarding the Company’s debt arrangements.
Contractual Obligations, Commitments and Contingencies
The Company had unfunded general partner commitments of $0.9 billion at September 30, 2021, of which $212.7 million related to Fund IX. For a summary and a description of the nature of the Company’s commitments, contingencies and contractual obligations, see note 15 to the condensed consolidated financial statements and “—Contractual Obligations, Commitments and Contingencies”. The Company’s commitments are primarily fulfilled through cash flows from operations and (to a limited extent) through borrowings and equity issuances as described in notes 10 and 13 to the condensed consolidated financial statements, respectively.
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
On November 2, 2021, the Company declared a cash dividend of $0.50 per Class A share, which will be paid on November 30, 2021 to holders of record at the close of business on November 19, 2021. Also, the Company declared a cash dividend of $0.398438 per share of Series A Preferred share and Series B Preferred share which will be paid on December 15, 2021 to holders of record at the close of business on December 1, 2021.
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
Apollo and Athene are minority investors in Athora with a long term strategic relationship. Through its share ownership, Apollo has approximately 19.9% of the total voting power in Athora, and Athene holds shares in Athora representing 10% of the total voting power in Athora. In addition, Athora shares held by funds and other accounts managed by Apollo represent, in the aggregate, approximately 15.1% of the total voting power in Athora.
For more information regarding unfunded general partner commitments, see “—Contractual Obligations, Commitments and Contingencies”.
Fund VIII, Fund VII, Fund VI, ANRP I and ANRP II Escrow
As of September 30, 2021, the remaining investments and escrow cash of Fund VII and ANRP II were valued at 108% and 108% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, the funds are required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per these funds’ partnership agreements.
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
Profit Sharing Expense. Profit sharing expense is primarily a result of agreements with our Contributing Partners and employees to compensate them based on the ownership interest they have in the general partners of the Apollo funds. Therefore, changes in the fair value of the underlying investments in the funds we manage and advise affect profit sharing expense. The Contributing Partners and employees are generally allocated approximately 30% to 61%, of the total performance fees which is driven primarily by changes in fair value of the underlying fund’s investments and is treated as compensation expense. Additionally, profit sharing expenses paid may be subject to clawback from employees, former employees and Contributing Partners to the extent not indemnified. When applicable, the accrual for potential clawback of previously distributed profit sharing amounts, which is a component of due from related parties on the condensed consolidated statements of financial condition, represents all amounts previously distributed to employees, former employees and Contributing Partners that would need to be returned to the general partner if the Apollo funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual general partner receivable, however, would not become realized until the end of a fund’s life.
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
Contractual Obligations, Commitments and Contingencies
The Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds and debt obligations. Fixed and determinable payments due in connection with these obligations are as follows as of September 30, 2021:

	Remaining 2021	2022	2023	2024	2025	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$11,210	$58,126	$60,259	$58,771	$58,220	$464,689	$711,275
Other long-term obligations(2)	14,441	13,626	1,972	801	695	695	32,230
2018 AMH Credit Facility(3)	169	675	675	675	611	—	2,805
2024 Senior Notes(3)	5,000	20,000	20,000	508,333	—	—	553,333
2026 Senior Notes(3)	5,500	22,000	22,000	22,000	22,000	508,983	602,483
2029 Senior Notes(3)	8,222	32,886	32,886	32,886	32,886	777,933	917,699
2030 Senior Notes(3)	3,313	13,250	13,250	13,250	13,250	558,663	614,976
2039 Senior Secured Guaranteed Notes(3)(4)	3,876	15,503	15,503	15,503	15,503	379,558	445,446
2048 Senior Notes(3)	3,750	15,000	15,000	15,000	15,000	633,750	697,500
2050 Subordinated Notes(3)	3,713	14,850	14,850	14,850	14,850	656,994	720,107
Secured Borrowing I	85	340	340	340	340	20,220	21,665
Secured Borrowing II	84	335	335	335	335	21,784	23,208
2016 AMI Term Facility I	63	254	254	254	19,541	—	20,366
2016 AMI Term Facility II	66	264	19,029	—	—	—	19,359
Obligations	$59,492	$207,109	$216,353	$682,998	$193,231	$4,023,269	$5,382,452
(1)Operating lease obligations excludes $132.3 million of other operating expenses associated with operating leases. Operating lease obligations includes $197.6 million related to leases that have not yet commenced.
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

Commitments
Certain of our management companies and general partners are committed to contribute to the funds we manage and certain related parties. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our related parties, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its related parties and the commitment and remaining commitment amounts of Apollo only (excluding related parties) for each credit, private equity and real assets fund as of September 30, 2021 ($ in millions):

Fund	Apollo and Related Party Commitments	Apollo Only (Excluding Related Party) Commitments	Apollo and Related Party Remaining Commitments	Apollo Only (Excluding Related Party) Remaining Commitments
Credit:
FCI III	$244.3	$0.1	$120.0	$0.1
SCRF IV	426.1	33.1	212.5	16.3
Accord IV	246.2	20.0	208.7	17.0
Apollo Strategic Origination Partners	6,121.2	121.2	5,981.9	118.5
Apollo Origination Partners	1,352.7	7.7	1,101.4	6.7
Other Credit	9,921.6	734.4	3,059.2	148.5
Total Credit	18,312.1	916.5	10,683.7	307.1
Private Equity:
Fund IX	1,914.5	447.0	908.1	212.7
Fund VIII	1,543.5	396.8	217.1	57.8
Fund VII	467.2	178.1	59.7	22.9
ANRP III	650.1	20.2	568.5	17.8
ANRP II	481.2	26.1	57.2	3.3
ANRP I	376.1	10.1	46.2	1.0
AION Capital Partners	151.0	50.0	10.2	3.2
HVF II	1,340.2	31.3	1,340.2	31.3
HVF	839.6	63.4	193.5	14.8
Other Private Equity	5,130.3	280.2	1,326.5	109.8
Total Private Equity	12,893.7	1,503.2	4,727.2	474.6
Real Assets:
European Principal Finance Funds
EPF III(1)	609.4	74.2	295.3	37.2
EPF II(1)	411.7	60.2	90.0	17.8
EPF I(1)	311.0	20.5	50.2	4.7
U.S. RE Fund III(2)	393.3	7.2	301.4	5.7
U.S. RE Fund II(2)	676.3	4.9	184.9	1.1
U.S. RE Fund I(2)	435.0	16.7	77.1	2.6
Asia RE Fund II(2)	894.0	4.5	644.3	3.7
Asia RE Fund I(2)	396.8	8.4	179.6	3.2
Apollo Infrastructure Opportunities Fund II	416.9	11.3	346.8	10.2
Apollo Infrastructure Opportunities Fund I(3)	241.2	8.9	64.2	2.4
Other Real Assets	963.0	9.5	94.5	6.7
Total Real Assets	5,748.6	226.3	2,328.3	95.3
Total	$36,954.4	$2,646.0	$17,739.2	$877.0
(1)Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.16 as of September 30, 2021.
(2)Figures for U.S. RE Fund I include base, additional, and co-investment commitments. A co-investment vehicle within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.35 as of September 30, 2021. Figures for U.S. RE Fund II, U.S. RE Fund III, Asia RE Fund I and Asia RE Fund II include co-investment commitments.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of September 30, 2021 and December 31, 2020, there were no open underwriting commitments.
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
Certain of our funds hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize our risk exposure by limiting the counterparties with which our funds enter into contracts to banks and investment banks who meet established credit and capital guidelines. As of September 30, 2021, we do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.
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
ITEM 1A.    RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our 2020 Annual Report and our Quarterly Report for the quarter ended March 31, 2021, which are accessible on the Securities and Exchange Commission's website at www.sec.gov. There have been no material changes to the risk factors for the three months ended September 30, 2021.
The risks described in our 2020 Annual Report and our Quarterly Report for the quarter ended March 31, 2021 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES
On August 9, 2021, August 17, 2021 and August 27, 2021, we issued 585,835, 8,724 and 569,831 shares of Class A shares, respectively, net of taxes to Apollo Management Holdings, L.P., a subsidiary of Apollo Global Management, Inc., in connection with issuances of stock to participants in the Equity Plan for an aggregate purchase price of $35.2 million, $0.5 million and $33.2 million, respectively. The issuance was exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.
Issuer Purchases of Equity Securities
The following table sets forth purchases of our Class A shares made by us or on our behalf during the fiscal quarter ended September 30, 2021. From July 1, 2021 through September 30, 2021, the Company paid approximately $35.3 million in cash to satisfy tax withholding and cash settlement obligations in lieu of issuing Class A shares upon the vesting of equity awards representing 567,136 Class A shares.

Period	Total number of Class A shares purchased(1)	Average price paid per share	Total number of Class A shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of Class A shares that may yet be purchased under the plans or programs (3)
July 1, 2021 through July 31, 2021	—	$—	—	$213,300,503
August 1, 2021 through August 31, 2021	1,300,000	$60.05	729,662	$134,225,974
September 1, 2021 through September 30, 2021	—	$—	—	$134,225,974
Total	1,300,000
(1)    Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted Class A shares that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase Class A shares on the open market and retire them. During the three months ended September 30, 2021, we repurchased 570,338 Class A shares at an average price paid per share of $60.05 in open-market transactions not pursuant to a publicly-announced repurchase plan or program on account of these awards. See note 13 to the condensed consolidated financial statements for further information on Class A shares.
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

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Exhibit Description

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

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

Apollo Global Management, Inc.
(Registrant)

Date: November 8, 2021	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer and Co-Chief Operating Officer (principal financial officer and authorized signatory)