Form 10-K
period 2021-12-31
Apollo Asset Management, Inc.
filed 2022-02-25
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 001-35107

APOLLO ASSET MANAGEMENT, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-8880053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 West 57th Street, 43rd Floor
New York, New York 10019
(Address of principal executive offices) (Zip Code)
(212) 515-3200
(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
6.375% Series A Preferred Stock	AAM.PR A	New York Stock Exchange
6.375% Series B Preferred Stock	AAM.PR B	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒   No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The aggregate market value of the Class A common stock of the Registrant held by non-affiliates as of June 30, 2021 was approximately $13,200,780,267, which includes non-voting shares of Class A common stock with a value of approximately $24,739,055.
As of February 23, 2022, there were 1,000 shares of common stock of the Registrant outstanding.

Forward-Looking Statements
This report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to be correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to our dependence on certain key personnel, our ability to raise new credit, private equity, or real assets funds, the impact of the novel coronavirus disease 2019 (“COVID-19”), the impact of energy market dislocation, market conditions generally, our ability to manage our growth, fund performance, changes in our regulatory environment and tax status, the variability of our revenues, net income and cash flow, our use of leverage to finance our businesses and investments by our funds, litigation risks and Apollo’s ability to recognize the benefits expected to be derived from the merger with Athene. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.
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
On January 1, 2022, Apollo Global Management, Inc. completed the previously announced merger transactions with Athene Holding Ltd. (the “Mergers”). Upon the closing of the Mergers, Apollo Global Management, Inc. was renamed Apollo Asset Management, Inc. (“AAM”) and became a subsidiary of Tango Holdings, Inc., and Tango Holdings, Inc. was renamed “Apollo Global Management, Inc.” This report includes the financial results for AGM Inc. prior to the Mergers.
In this report, references to “Apollo,” “we,” “us,” “our” and the “Company” refer collectively to (a) AAM (f/k/a Apollo Global Management, Inc.) subsequent to the Mergers, (b) AGM Inc. and its subsidiaries, including the Apollo Operating Group and all of its subsidiaries, following the Conversion and prior to the Mergers, and (c) AGM LLC and its subsidiaries, including the Apollo Operating Group and all of its subsidiaries, prior to the Conversion, or as the context may otherwise require. Additionally, references to “AGM Inc.” for periods (i) on or before December 31, 2021 refer to AAM (f/k/a Apollo Global Management, Inc.) and (ii) subsequent to December 31, 2021 refer to Apollo Global Management, Inc. (f/k/a Tango Holdings, Inc.). Moreover, references to “Class A shares” refers to the Class A common stock, $0.00001 par value per share, of AGM Inc. prior to the Mergers; “Class B share” refers to the Class B common stock, $0.00001 par value per share, of AGM Inc. prior to the Mergers; “Class C share” refers to the Class C common stock, $0.00001 par value per share, of AGM Inc. prior to the Mergers; “Series A Preferred shares” refers to the 6.375% Series A preferred stock of AGM Inc. (n/k/a AAM) both prior to and following the Mergers; “Series B Preferred shares” refers to the 6.375% Series B preferred stock of AGM Inc. (n/k/a AAM) both prior to and following the Mergers; and “Preferred shares” refers to the Series A Preferred shares and the Series B Preferred shares, collectively, both prior to and following the Mergers;
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
“Apollo Group” means (i) the former Class C Stockholder and its affiliates, including their respective general partners, members and limited partners, (ii) Holdings and its affiliates, including their respective general partners, members and limited partners, (iii) with respect to each Former Managing Partner, such Former Managing Partner and such Former Managing Partner’s group (as defined in Section 13(d) of the Exchange Act), (iv) any former or current investment professional of or other employee of an Apollo employer (as defined below) or the Apollo Operating Group (or such other entity controlled by a member of the Apollo Operating Group) and any member of such person’s group, (v) any former or current executive officer of an Apollo employer or the Apollo Operating Group (or such other entity controlled by a member of the Apollo Operating Group) and any member of such person’s group; and (vi) any former or current director of an Apollo employer or the Apollo Operating Group (or such other entity controlled by a member of the Apollo Operating Group) and any member of such person’s group. With respect to any person, Apollo employer means AGM Inc. or such successor thereto or such other entity controlled by AGM Inc. or its successor as may be such person’s employer at such time, but does not include any portfolio companies;
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
“Contributing Partners” refer to those of our current and former partners and their related parties (other than our Former Managing Partners) who indirectly beneficially owned (through Holdings) Apollo Operating Group units;
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
“Former Managing Partners” refer to Messrs. Leon Black, Joshua Harris and Marc Rowan collectively and, when used in reference to holdings of interests in Apollo or Holdings, includes certain related parties of such individuals;
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
“gross IRR” of a private equity fund represents the cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on December 31, 2021 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
“gross IRR” of a real assets fund excluding the principal finance funds represents the cumulative investment-related cash flows in the fund itself (and not any one investor in the fund), on the basis of the actual timing of cash inflows and outflows (for unrealized investments assuming disposition on December 31, 2021 or other date specified) starting on the date that each investment closes, and the return is annualized and compounded before management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
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
“HoldCo” refers to Tango Holdings, Inc., which was subsequently renamed Apollo Global Management, Inc. in connection with the Mergers;
“Holdings” means AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership through which our Former Managing Partners and Contributing Partners indirectly beneficially owned their interests in the Apollo Operating Group units;
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
“net IRR” of a real assets fund excluding the principal finance funds represents the cumulative cash flows in the fund (and not any one investor in the fund), on the basis of the actual timing of cash inflows received from and outflows paid to investors of the fund (assuming the ending net asset value as of December 31, 2021 or other date specified is paid to investors), excluding certain non-fee and non-performance fee bearing parties, and the return is annualized and compounded after management fees, performance fees, and certain other expenses (including interest incurred by the fund itself) and measures the returns to investors of the fund as a whole. Non-USD fund cash flows and residual values are converted to USD using the spot rate as of the reporting date. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor;
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

PART I
ITEM 1.    BUSINESS
Overview
Founded in 1990, Apollo is a high-growth, global alternative asset manager with a focus on three investing strategies: yield, hybrid and equity. We have a flexible mandate in many of the funds we manage which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. As of December 31, 2021, we had total AUM of $497.6 billion. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through December 31, 2021.
Apollo has a team of 2,153 employees, including 652 investment professionals, as of December 31, 2021. This team possesses a broad range of transaction, financial, managerial and investment skills. We have offices in New York, Los Angeles, San Diego, Houston, Bethesda, Miami, London, Frankfurt, Madrid, Luxembourg, Mumbai, Delhi, Singapore, Hong Kong, Shanghai and Tokyo, among other locations throughout the world. We operate our asset management businesses in a highly integrated manner, which we believe distinguishes us from other alternative asset managers. Our investment professionals frequently collaborate across disciplines. We believe that this collaboration, including market insight, management, banking and consultant contacts, and investment opportunities, enables the funds we manage to more successfully invest across a company’s capital structure. This platform and the depth and experience of our investment team have enabled us to deliver strong long-term investment performance for our funds throughout a range of economic cycles.
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

We have grown our total AUM at a 21% compound annual growth rate from December 31, 2011 to December 31, 2021. In addition, we benefit from mandates with long-term capital commitments in our credit, private equity and real assets businesses. Our long-lived capital base allows us to invest our funds' assets with a long-term focus, which is an important component in generating attractive returns for our fund investors. We believe the long-term capital we manage also leaves us well-positioned during economic downturns, when the fundraising environment for alternative assets has historically been more challenging than during periods of economic expansion. As of December 31, 2021, more than 88% of our AUM was in funds with a contractual life at inception of five years or more, and 59% of our AUM was in permanent capital vehicles.
We expect our growth in AUM to continue over time by seeking to create value in our funds’ existing investments, continuing to deploy our funds’ available capital in what we believe are attractive investment opportunities, and raising new funds and investment vehicles as market opportunities present themselves. See “Item 1A. Risk Factors—Risks Related to Our Businesses—We may not be successful in raising new funds or in raising more capital for certain of our existing funds and may face pressure on performance fees and fee arrangements of our future funds.”
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
On January 1, 2022, the Company completed the previously announced merger transactions with Athene. At the closing of the Mergers, AAM and Athene became subsidiaries of AGM Inc.
Our Businesses
As of December 31, 2021, we had three business segments: credit, private equity and real assets.
Credit
Since Apollo’s founding in 1990, we believe our expertise in credit has served as an integral component of our company’s growth and success. Our credit-oriented approach to investing commenced in 1990 with the management of a high-yield bond and leveraged loan portfolio. Since that time, our credit activities have grown significantly, through both organic growth and strategic acquisitions. As of December 31, 2021, Apollo’s credit segment had total AUM and Fee-Generating AUM of $350.1 billion and $285.5 billion, respectively, across a diverse range of credit-oriented investments that utilize the same disciplined, value-oriented investment philosophy that we employ with respect to our private equity funds. As of December 31, 2021, Apollo’s broad credit platform, which we believe is adaptable to evolving market conditions and different risk tolerances, was categorized as follows: corporate credit, structured credit, direct origination, and advisory and other.
Corporate Credit
Our corporate credit category is comprised of corporate fixed income and corporate credit investments. Corporate fixed income generally includes investment grade corporate bonds, emerging markets and investment grade private placement investments. Corporate credit generally includes credit investment strategies that are less liquid in nature. Corporate credit investments includes performing credit, opportunistic credit, CLOs and other strategic investment accounts. Performing credit strategies focus on income-oriented, senior loan and bond investment strategies that target issuers primarily domiciled in the U.S. and in Europe. Liquid opportunistic strategies primarily focus on credit investments that are generally liquid in nature and utilize a value-oriented investment philosophy that is similar to the philosophy utilized by our private equity business. This includes investments by our credit funds in a broad array of primary and secondary opportunities encompassing stressed and distressed public and private securities primarily within corporate credit, including senior loans (secured and unsecured), large corporate investment grade loan origination and structured capital solutions, high yield, mezzanine, derivative securities, debtor in possession financings, rescue or bridge financings, and other debt investments. Our AUM and Fee-Generating AUM within corporate credit totaled $170.1 billion and $130.3 billion, respectively, as of December 31, 2021. Corporate credit includes $97.3 billion of AUM in accounts owned by or related to Athene (“Athene Accounts”) as of December 31, 2021, all of which is fee-generating.
CLOs
In aggregate, our AUM and Fee-Generating AUM in CLOs totaled $22.7 billion and $7.3 billion, respectively, as of December 31, 2021. Through their lifecycle, CLOs employ structured credit and performing credit strategies with the goal of providing investors with competitive yields achieved through highly diversified pools of historically low defaulting assets. Included within total AUM of CLOs is $15.1 billion of AUM related to Redding Ridge, from which Apollo earns fees based on net asset value. Redding Ridge’s primary business consists of acting as collateral manager for CLO transactions and related warehouse facilities and as holder of CLO retention interests in both U.S. and Europe. Redding Ridge is strategically positioned with access to significant CLO management and structuring expertise, industry contacts and investor relationships. Furthermore, Redding Ridge is supported by top tier credit research, credit risk management, credit trading platform and other corporate and administrative services through various service contracts.
Corporate Credit Funds - Accord and AOP
Our Accord Series (“Accord”) is a short-term, draw-down contingent capital strategy designed to pursue dislocated credit opportunities. Accord invests opportunistically in both the primary and secondary markets in order to seek to capitalize on both near and longer-term relative value opportunities.
In 2020, we established Apollo Origination Partnership (“AOP”), a commingled offering dedicated to large corporate direct lending which seeks to provide scaled, streamlined first lien and unitranche solutions to large corporate and sponsor-backed borrowers in the U.S. and Europe.
Structured Credit
Our structured credit category includes corporate structured and asset-backed securities, consumer and residential and financial credit investments. Corporate structured and asset-backed securities is focused on structured credit investment strategies that seek to obtain favorable and protective lending terms, predictable payment schedules, well diversified portfolios and low historical defaults. Consumer and residential is focused on consumer and residential real estate credit investment strategies, which include investments in residential mortgage-backed securities, whole residential real estate loans, consumer loans and other asset-backed securities. Financial credit investments is focused on life insurance policies issued by insurance companies that insure the lives of natural persons, as well as other insurance linked securities. Our AUM and Fee-Generating AUM within structured credit totaled $87.5 billion and $72.3 billion, respectively, as of December 31, 2021. Structured credit includes $60.7 billion of AUM in the Athene Accounts as of December 31, 2021, all of which is fee-generating.
    Structured Credit Funds - FCI and SCRF
Our structured credit funds include the financial credit investment fund series (“FCI”) and the structured credit recovery fund series (“SCRF”). Collectively, these structured credit funds employ our structured credit investing strategy, which targets multiple tranches of less liquid structured securities with favorable and protective lending terms, predictable payment schedules, well-diversified portfolios and low default rates. Our AUM and Fee-Generating AUM within Structured Credit Funds totaled $9.4 billion and $3.0 billion, respectively, as of December 31, 2021.
Direct Origination
The direct origination category advises clients investing in loans, including, but not limited to, first-lien senior secured and unsecured loans, second lien term loans, mezzanine loans, private high-yield debt, private investment grade debt, asset-backed loans, leveraged loans, real estate loans, rediscount loans, venture loans and bridge loans, particularly in the context of transactions that require certainty of financing. This strategy focuses on originating private debt both directly with sponsors and through banks in the United States (“U.S.”), but also targets Europe and other markets. This category includes direct origination activities related to Midcap and AINV. Our AUM and Fee-Generating AUM within Direct Origination totaled $30.6 billion and $27.6 billion, respectively, as of December 31, 2021. Direct origination includes $2.8 billion of AUM in the Athene Accounts as of December 31, 2021, all of which is fee-generating.
    MidCap
MidCap is a middle market-focused specialty finance firm managed by Apollo that provides senior debt solutions to companies across all industries. Our AUM and Fee-Generating AUM within MidCap totaled $10.5 billion and $10.2 billion, respectively, as of December 31, 2021.
    AINV
    Apollo Investment Corporation is a closed end investment company managed by Apollo, that has elected to be treated as a business development company under the Investment Company Act. The company seeks to provide private financing solutions for private companies that do not have access to the more traditional providers of credit. Our AUM and Fee-Generating AUM within AINV and a non-traded business development company totaled $4.6 billion and $4.4 billion, respectively, as of December 31, 2021.

Advisory and Other
Advisory and other primarily refers to certain assets advised by ISGI. ISGI is a subsidiary of Apollo which provides asset allocation and risk management advisory services principally to certain of the insurance and bank institutions acquired by Apollo managed funds, which includes Athora assets. Our AUM within the Advisory and Other category totaled $61.8 billion as of December 31, 2021. Advisory assets within Advisory and Other totaled $13.5 billion, none of which is fee-generating as this AUM is subject to a cost reimbursement arrangement. Advisory and Other also includes $40.1 billion of AUM related to Athora, of which $36.0 billion is fee generating, and $8.1 billion of AUM in the Athene Accounts, all of which is fee generating.
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
We seek to focus on investment opportunities where competition is limited or non-existent. We believe we are often sought out early in the investment process because of our industry expertise, sizable amounts of available long-term capital, willingness to pursue investments in complicated situations and ability to provide value-added advice to portfolio companies regarding operational improvements, acquisitions and strategic direction. We generally prefer sole sponsored transactions and since inception through December 31, 2021, approximately 67% of the investments made by our private equity funds have been proprietary in nature. We believe that by emphasizing our proprietary sources of deal flow, our private equity funds will be able to acquire businesses at more compelling valuations which will ultimately create a more attractive risk/reward proposition. As of December 31, 2021, our private equity segment had total and Fee-Generating AUM of approximately $86.6 billion and $40.0 billion, respectively.
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
Impact
In 2021, we launched a new platform dedicated to impact investing to pursue private equity-like opportunities including buyouts, carve-outs, and platform build-ups that are made with the intention to generate positive, measurable social and/or environmental impact while generating attractive risk-adjusted returns. The platform targets investment opportunities that leverage Apollo’s historical experience across five core impact-aligned investment themes: (i) economic opportunity, (ii) education; (iii) health, safety and wellness; (iv) industry 4.0; and (v) climate and sustainability.
Building Value in Portfolio Companies
We are a “hands-on” investor organized where we believe we have significant knowledge and expertise, and we remain actively engaged with the management teams of the portfolio companies of our private equity funds. We have established relationships with operating executives that assist in the diligence review of new opportunities and provide strategic and operational oversight for portfolio investments. We actively work with the management of each of the portfolio companies of the funds we manage to maximize the underlying value of the business. To achieve this, we take a holistic approach to value-creation, concentrating on both the asset side and liability side of the balance sheet of a company. On the asset side of the balance sheet, Apollo works with management of the portfolio companies to enhance the operations of such companies. Our investment professionals assist portfolio companies in rationalizing non-core and underperforming assets, generating cost and working capital savings, and maximizing liquidity. On the liability side of the balance sheet, Apollo relies on its deep credit structuring experience and works with management of the portfolio companies to help optimize the capital structure of such companies through proactive restructuring of the balance sheet to address near-term debt maturities. The companies in which our private equity funds invest also seek to capture discounts on publicly traded debt securities through exchange offers and potential debt buybacks. In addition, we have established a group purchasing program to help our funds' portfolio companies leverage the combined corporate spending among Apollo and portfolio companies of the funds it manages in order to seek to reduce costs, optimize payment terms and improve service levels for all program participants.
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

Private Equity Fund Holdings
The following table presents a list of certain significant portfolio companies of our private equity funds as of December 31, 2021:

Company	Year of Initial Investment	Fund(s)	Buyout Type	Industry	Region
EmployBridge	2021	Fund IX	Opportunistic Buyout	Business Services	North America
Great Canadian Gaming	2021	Fund IX	Opportunistic Buyout	Leisure	North America
LifePoint Health / ScionHealth	2021	Fund IX	Opportunistic Buyout	Consumer Services	North America
Allwyn	2021	HVF, Fund IX	Structured Equity	Leisure	North America
The Michaels Companies	2021	Fund IX	Opportunistic Buyout	Consumer Services	North America
Vallourec	2021	Fund IX, ANRP III	Distressed Buyout	Natural Resources	Europe
WR Grace	2021	HVF II	Structured Equity	Manufacturing & Industrial	North America
Yahoo	2021	Fund IX	Corporate Carve-Out	Media, Telecom, Technology	North America
Albertsons	2020	HVF	Structured Equity	Consumer & Retail	North America
Athora Netherlands N.V.	2020	HVF	Structured Equity	Financial Services	North America
Celeros Flow Technology	2020	ANRP II, Fund IX	Corporate Carve-Out	Manufacturing & Industrial	North America
Covis Pharma	2020	Fund IX	Opportunistic Buyout	Consumer Services	Europe
Takkion Holdings	2020	ANRP II	Opportunistic Buyout	Natural Resources	North America
TD Synnex	2020	Fund IX	Opportunistic Buyout	Media, Telecom, Technology	North America
Aspen Insurance	2019	Fund IX	Opportunistic Buyout	Financial Services	North America
Cox Media Group	2019	Fund IX	Corporate Carve-Out	Media, Telecom, Technology	North America
Direct ChassisLink Inc.	2019	HVF	Structured Equity	Manufacturing & Industrial	North America
Lottomatica	2019	Fund IX	Opportunistic Buyout	Leisure	Western Europe
Shutterfly	2019	Fund IX	Opportunistic Buyout	Media, Telecom, Technology	North America
Sun Country Airlines	2018	Fund VIII	Opportunistic Buyout	Consumer Services	North America
Apollo Education Group	2017	Fund VIII	Opportunistic Buyout	Consumer Services	North America
ClubCorp	2017	Fund VIII	Opportunistic Buyout	Leisure	North America
Intrado	2017	Fund VIII	Opportunistic Buyout	Media, Telecom, Technology	North America
Hilton Grand Vacations	2016	Fund VIII	Opportunistic Buyout	Leisure	North America
Maxim Crane	2016	Fund VIII	Opportunistic Buyout	Manufacturing & Industrial	North America
Nova KBM	2016	Fund VIII	Opportunistic Buyout	Financial Services	Western Europe
Outerwall	2016	Fund VIII	Opportunistic Buyout	Consumer Services	North America
Rackspace	2016	Fund VIII	Opportunistic Buyout	Media, Telecom, Technology	North America
The Fresh Market	2016	Fund VIII	Opportunistic Buyout	Consumer & Retail	North America
ADT	2015	Fund VIII	Opportunistic Buyout	Consumer Services	North America
Ventia	2015	Fund VIII	Corporate Carve-Out	Business Services	Australia
Note:    The table above includes portfolio companies of Fund VIII, Fund IX, ANRP II, HVF I and HVF II with a remaining value greater than $250 million, excluding the value associated with any portion of such private equity funds' portfolio company investments held by co-investment vehicles.
Real Assets
Our real assets group has a dedicated team of multi-disciplinary real estate, principal finance and infrastructure professionals whose investment activities are integrated and coordinated with our credit and private equity business segments. We take a broad view of markets and property types in targeting debt and equity investment opportunities, including the acquisition and recapitalization of real estate portfolios, platforms and operating companies and distressed for control situations, as well as infrastructure equity and debt assets. As of December 31, 2021, our real assets business had AUM and fee generating AUM of approximately $60.8 billion and $43.6 billion, respectively, through a combination of investment funds, strategic investment accounts and Apollo Commercial Real Estate Finance, Inc. (“ARI”), a publicly-traded commercial mortgage real estate investment trust managed by Apollo.
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
    With respect to our real estate debt activities, our real assets funds and accounts offer financing across a broad spectrum of property types and at various points within a property’s capital structure, including first mortgage and mezzanine financing and preferred equity. In addition to ARI, we also manage strategic accounts focused on investing in commercial mortgage-backed securities and other commercial real estate loans. Our AUM and Fee-Generating AUM within the real estate funds totaled $44.2 billion and $35.0 billion, respectively, as of December 31, 2021.
Principal Finance Funds
The European Principal Finance (“EPF”) fund series primarily employs our principal finance investment strategy, which is utilized to invest in European commercial and residential real estate, performing loans, non-performing loans, and unsecured consumer loans, as well as acquiring assets as a result of distressed market situations. Certain of the EPF investment vehicles we manage own captive pan-European financial institutions, loan servicing and property management platforms. These entities perform banking and lending activities and manage and service consumer credit receivables and loans secured by commercial and residential properties. In aggregate, these financial institutions, loan servicing, and property management platforms operate in six European countries as of December 31, 2021. We believe the post-investment loan servicing and real estate asset management requirements, combined with the illiquid nature of these investments, limits participation by traditional long-only investors, hedge funds, and private equity funds, resulting in what we believe to be an opportunity for our real assets business. Our AUM and Fee-Generating AUM within the European Principal Finance fund series totaled $8.6 billion and $2.7 billion, respectively, as of December 31, 2021.
Infrastructure
    We established our first vehicles that invest primarily in infrastructure assets during 2018. The infrastructure funds target a broad range of asset types, including communications, midstream energy, power and renewables, and transportation. We seek to target long-lived assets with stable, contracted cash flows and structural downside protection. Our infrastructure debt vehicles target similar asset types as the infrastructure equity strategy with a heightened focus on the investment’s position in the capital structure and current yield. Our AUM and Fee-Generating AUM within the infrastructure funds totaled $8.1 billion and $5.9 billion, respectively, as of December 31, 2021.
Permanent Capital Vehicles
    Permanent capital vehicles refers to (a) assets that are owned by or related to Athene or Athora; (b) assets that are owned by or related to MidCap and managed by Apollo; (c) assets of publicly traded vehicles managed by Apollo such as AINV, ARI, AIF, AFT, in each case that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law; and (d) a non-traded business development company from which Apollo earns certain investment-related service fees. Permanent capital vehicles utilize a range of investment strategies including those described previously. In aggregate, our AUM and Fee-Generating AUM within our permanent capital vehicles totaled $295.9 billion and $283.4 billion, respectively, as of December 31, 2021.
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
    The Company, through its consolidated subsidiary, ISG, provides asset management and advisory services to Athene, including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisition advice, asset diligence hedging and other asset management services. On September 20, 2018, Athene and Apollo agreed to revise the existing fee arrangements (the “amended fee agreement”) between Athene and Apollo. The amended fee agreement was approved by Athene’s shareholders on June 10, 2019 and took effect retroactively to the month beginning January 1, 2019. As of December 31, 2021, Apollo managed or advised $212.6 billion of AUM, all of which was Fee-Generating AUM, in the Athene Accounts.

    On January 1, 2022, the Company completed the merger transactions with Athene. Upon the closing of the Mergers, AAM and Athene became subsidiaries of HoldCo which was then renamed “Apollo Global Management, Inc.” Following the closing of the Mergers, all of the common shares of Athene and AAM are owned by AGM Inc.
    See note 15 to our consolidated financial statements for details regarding the fee arrangements between the Company and Athene.
Athora
The Company, through its consolidated subsidiary, ISGI, provides investment advisory services to certain portfolio companies of Apollo funds and Athora, an insurance and reinsurance group focused on the European insurance market (collectively, the “Athora Accounts”). As of December 31, 2021, Apollo, through its subsidiaries, managed or advised $59.0 billion of AUM and $54.8 billion of Fee-Generating AUM in accounts owned by or related to Athora. See note 15 to our consolidated financial statements for details regarding the fee arrangements between the Company and Athora.
Athora Non-Sub-Advised Assets
This category includes the Athora assets which are managed by Apollo but not sub-advised by Apollo nor invested in Apollo funds or investment vehicles. We refer to these assets collectively as “Athora Non-Sub-Advised Assets.” Our AUM within the Athora Non-Sub-Advised category totaled $46.0 billion as of December 31, 2021, of which $41.8 billion was Fee-Generating AUM.
Strategic Investment Accounts
    We manage SIAs established to facilitate investments by third-party investors directly in Apollo funds and other securities. Institutional investors are expressing increasing levels of interest in SIAs since these accounts can provide investors with greater levels of transparency, liquidity and control over their investments as compared to more traditional investment funds. Based on the trends we are currently witnessing among a select group of large institutional investors, we expect our AUM that is managed through SIAs to continue to grow over time. As of December 31, 2021, approximately $40 billion of our total AUM was managed through SIAs.
Fundraising and Investor Relations
We believe our performance track record across our funds and our focus on client service have resulted in strong relationships with our fund investors. Our fund investors include many of the world’s most prominent pension and sovereign wealth funds, university endowments and financial institutions, as well as individuals. We maintain an internal team dedicated to investor relations across our businesses.
In our credit segment, we have raised private capital from prominent institutional investors and have also raised capital from public market investors, as in the case of AINV, AFT and AIF. AINV is listed on the NASDAQ Global Select Market and complies with the reporting requirements of that exchange. ATH, AFT and AIF are listed on the NYSE and comply with the reporting requirements of that exchange.
In our private equity segment, fundraising activities for new funds begin once the investor capital commitments for the current fund are largely invested or committed to be invested. The investor base of our private equity funds includes both investors from prior funds and new investors. In many instances, investors in our private equity funds have increased their commitments to subsequent funds as our private equity funds have increased in size. During the fundraising effort for Fund IX, investors representing over 85% of Fund VIII’s third party capital committed to Fund IX. The single largest unaffiliated investor in Fund IX represents 4% of Fund IX’s total fund size. In addition, many of our investment professionals commit their own capital to each private equity fund.
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
In our real assets segment, we have raised capital from prominent institutional investors and we have also raised capital from public market investors, as in the case of ARI. ARI is currently listed on the NYSE under the symbol “ARI.”

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
After discussing the proposed transaction with the deal team, the investment committee will decide whether to give its preliminary approval to the deal team to continue the selection, evaluation, diligence and negotiation process. The investment committee will typically conduct several meetings to consider a particular investment before finally approving that investment and its terms. Both at such meetings and in other discussions with the deal team, senior and other investment professionals will provide guidance to the deal team on strategy, process and other pertinent considerations.
Our private equity investment professionals are responsible for monitoring an investment once it is made and for making recommendations with respect to exiting an investment. Disposition decisions made on behalf of our private equity funds are subject to review and approval by the private equity investment committee.
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
In addition to having an investment manager, each fund that is a limited partnership also has a general partner that makes all policy and investment decisions relating to the conduct of the fund’s business. The general partner is responsible for all decisions concerning the making, monitoring and disposing of investments, but such responsibilities are typically delegated to the fund’s investment manager pursuant to an investment management (or similar) agreement. The limited partners of the funds take no part in the conduct or control of the business of the funds, have no right or authority to act for or bind the funds and have no influence over the voting or disposition of the securities or other assets held by the funds. These decisions are made by the fund’s general partner in its sole discretion, subject to the investment limitations set forth in the agreements governing each fund. The limited partners often have the right to remove the general partner or investment manager for cause or cause an early dissolution by a simple majority vote. In connection with the private offering transactions that occurred in 2007 pursuant to which we sold shares of AGM Inc. to certain initial purchasers and accredited investors in transactions exempt from the registration requirements of the Securities Act (“Private Offering Transactions”) and the reorganization of the Company’s predecessor business (the “2007 Reorganization”), we deconsolidated certain of our credit and private equity funds that had historically been consolidated in our financial statements and amended the governing agreements of those funds to provide that a simple majority of a fund’s investors have the right to accelerate the dissolution date of the fund.
In addition, the governing agreements of our private equity funds and certain of our credit and real assets funds enable the limited partners holding a specified percentage of the interests entitled to vote, to elect not to continue the limited partners’ capital commitments for new portfolio investments in the event certain investment professionals do not devote the requisite time to managing the fund or in connection with certain triggering events (as defined in the applicable governing agreements). In addition to having a significant, immeasurable negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damage to us. The loss of the services of our key personnel would have a material adverse effect on us, including our ability to retain and attract investors and raise new funds, and the performance of our funds. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our key personnel.
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
Certain of our management companies, general partners and co-invest vehicles are committed to contribute to our funds and affiliates. As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of December 31, 2021 of $1.0 billion.
Professionals Investments
To further align our interests with those of investors in our funds, certain of our professionals have invested their own capital in our funds. Our professionals will either re-invest their performance fees to fund these investments or use cash on hand or funds borrowed from third parties. We generally have not historically charged management fees or performance fees on capital invested by our professionals directly in our funds.
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
For additional information concerning the competitive risks that we face, see “Item 1A. Risk Factors—Risks Related to Our Businesses—The asset management business is intensely competitive, which could have a material adverse impact on us.”
Human Capital
We believe that investing in opportunities, communities and our people helps us to achieve exceptional outcomes for our shareholders and fund investors and a positive social impact. Apollo’s talent is instrumental to our success as a global alternative asset manager, and investing in and fostering a high-performing, diverse and inclusive workforce is a key pillar of operating our business. We believe this commitment to diversity, equity and inclusion is central to the Apollo business model, an integrated platform which fosters strong collaboration across businesses and functions. Rooted in our core values, we strive to build a culture where our talent can excel and grow in their careers.
Diversity, Equity, and Inclusion
At Apollo, we feel strongly that building a diverse and inclusive workforce is a strategic imperative.
We are approaching our diversity, equity and inclusion strategy through the positioning of our “expanding opportunity” initiative. Expanding opportunity focuses on three specific areas – workplace, marketplace and community. In collaboration with our employees, we are seeking to empower our entire organization to expand opportunity in the work we do, every day. We are keenly focused on how we attract, retain, develop and advance talent at Apollo. We believe that an engaged, diverse workforce is one that will bring its best ideas to innovate and drive value for the firm. Across the organization, from our team dedicated to citizenship initiatives to our employee affinity networks, we are committed to advancing a shared goal of building a more inclusive, modern high-performance culture.
Talent Development
We believe that ongoing professional development is a critical part of our culture at Apollo and an important enabler of our investment process. Because of our entrepreneurial culture, the breadth of our integrated platform, and our reputation for strong investment performance, we believe we are able to attract, develop and retain top talent. We have development programs in place at the associate, principal, managing director and partner levels which demonstrate our commitment to developing, engaging and retaining our employees. In addition to our training and annual review programs, we have instituted annual employee surveys that measure employee satisfaction and engagement, and help evaluate and guide human capital decision-making.
Compensation and Benefits
We offer competitive compensation and benefits to support our employees’ well-being and reward strong performance. Our pay for performance compensation philosophy is designed to reward employees for performance and to align employee interests with the firm’s long-term growth. Our benefits program includes healthcare, wellness initiatives, retirement offerings, paid time off and family leave. We also offer all employees access to our Employee Assistance Program and specific resources for parents and caregivers.
Citizenship
Apollo seeks to actively invest in our communities and engage our employees and other stakeholders in meaningful and impactful Citizenship Programs. Apollo offers its employees philanthropic, volunteer, and other forms of engagement to strengthen communities and expand opportunity around the globe. To empower employees to give back, Apollo hosts volunteer events and provides citizenship grants for matching gifts and volunteer rewards. Apollo is proud to amplify the efforts of employees, supporting the communities in which they live and the causes and organizations of greatest importance to them.

Environmental, Social and Governance
At Apollo, we believe that Sustainability and Environmental, Social and Governance (“ESG”) engagement can help drive value creation. With one of the longest-running ESG programs in the alternative investments industry, we recognize the unique opportunity to do well by doing good through investments.
We understand the social, operational, and financial benefits of implementing ESG factors into our investment process and have invested across industries aligned with the United Nation’s Sustainable Development Goals, including healthcare, education and energy transition.
For more than 13 years, Apollo’s ESG program has committed extensive resources, time, and capital to incorporate environmental, social, and governance factors into our investment analysis and investment decision-making. Apollo’s mission is to ensure we engage on ESG issues throughout our funds’ investment portfolios, seek appropriate and applicable disclosure on ESG issues, report on our ESG activities and progress, and the ESG activities and progress of our funds’ portfolio companies, to fund investors, shareholders, and stakeholders alike, and support the implementation of ESG best practices across the alternative asset management industry.
In 2021, Apollo continued to build expertise and deepen our pool of leadership talent in Sustainability and ESG. We hired the firm’s first Chief Sustainability Officer to spearhead sustainability and ESG efforts across the enterprise. In addition, we added new Heads of ESG for both credit and private equity to advance ESG diligence, integration, and performance across our businesses. Apollo has aligned its public ESG reporting with the Global Reporting Initiative (GRI) standards, is a founding signatory of the Institutional Limited Partners Association’s (ILPA) newly launched Diversity in Action initiative, and is also a signatory to the United Nations Principles for Responsible Investment (PRI), which set forth investment principles to ensure ESG considerations are integrated throughout the investment life cycle.
As part of Apollo’s effort to create an industry-leading corporate governance model, AGM Inc.’s Board of Directors established a Sustainability and Corporate Responsibility Committee of the Board of Directors in 2022. This Committee has the responsibility for overseeing AGM Inc.’s corporate responsibility and sustainability matters, including environmental sustainability and climate change, human rights, social impact, employee health and safety, and diversity, equity and inclusion.
Regulatory and Compliance Matters
Our businesses, as well as the financial services industry generally, are subject to extensive regulation in the United States and elsewhere.
Regulation under the Investment Advisers Act. We conduct our advisory business through our investment adviser subsidiaries, including Apollo Capital Management, L.P., Apollo Management, L.P., Apollo Global Real Estate Management, L.P., Apollo Investment Management, L.P., and Apollo Credit Management, LLC, each of which is registered as an investment adviser with the SEC under the Investment Advisers Act. Certain of our investment advisers have a number of relying advisers that operate a single advisory business and rely on umbrella registration to be deemed registered as an investment adviser with the SEC. All of our SEC-registered investment advisers are subject to the requirements and regulations of the Investment Advisers Act that include, but are not limited to, anti-fraud provisions, upholding fiduciary duties to advisory clients, maintaining an effective compliance program, managing conflicts of interest, record-keeping and reporting requirements, and disclosure requirements. In addition, on February 9, 2022, the SEC issued proposed rules under the Investment Advisers Act that, if adopted, would impose significant new requirements on private fund advisers. The SEC proposal includes enhanced disclosures and fund audits, cyber risk management and incident reporting and prohibitions on certain sales practices, conflicts and compensation arrangements.
Regulation under the Investment Company Act. Each of AFT and AIF is a registered management investment company under the Investment Company Act. AINV and ADS are investment companies that have elected to be treated as business development companies under the Investment Company Act. Each of AFT, AIF, AINV and ADS has elected for U.S. federal tax purposes to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As such, each of AFT, AIF, AINV and ADS is required to distribute during each taxable year at least 90% of its ordinary income and realized, net short-term capital gains in excess of realized net long-term capital losses, if any, to its shareholders. In addition, in order to avoid excise tax, each needs to distribute during each calendar year at least 98% of its ordinary income and 98.2% of its capital gains net income for the one-year period ended on October 31st of such calendar year, plus any shortfalls from any prior year's distribution, which would take into account short-term and long-term capital gains and losses. In addition, as business development companies, AINV and ADS must not acquire any assets other than “qualifying assets” specified in the Investment Company Act unless, at the time the acquisition is made, at least 70% of AINV’s and ADS’ total assets are qualifying assets (with certain limited exceptions).

Real Estate Investment Trust. ARI has elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code. To maintain its qualification as a REIT, ARI must distribute at least 90% of its taxable income to its shareholders and meet, on a continuing basis, certain other complex requirements under the Internal Revenue Code.
Regulation as a Broker-Dealer. Apollo Global Securities, LLC (“AGS”), one of our subsidiaries, is registered as a broker-dealer with the SEC and in 53 states and U.S. territories and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). FINRA is a self-regulatory organization subject to oversight by the SEC which adopts and enforces rules governing the conduct and examines the activities, of its member firms, including AGS. State securities regulators also have regulatory oversight authority over AGS. From time to time, AGS is involved in certain capital markets, financial advisory, and fund marketing and distribution activities with affiliates of Apollo, including portfolio companies of the funds we manage, and with third parties, whereby AGS will earn fees for its services.
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
Regulation by the Federal Communications Commission. We are deemed by the Federal Communications Commission (“FCC”) to control certain radio and television broadcast stations that are owned by a company in which one of our funds has a majority investment. As a result, we are subject to FCC ownership restrictions that could limit our ability and the ability of our funds to make investments in other radio or television broadcast stations. We are also subject to FCC restrictions on the ownership of our stock by non-U.S. persons or entities. We must report to the FCC if we or any of our officers or directors or controlling stockholders are convicted of a felony or of violating certain laws.
United States Insurance Regulation. We are subject to insurance holding company system laws and regulations in the states of domicile of certain insurance companies for which we are deemed to be a control person for purposes of such laws. Specifically, under state insurance laws, we are deemed to be the parent of (i) Athene Holding’s insurance company subsidiaries, which are domiciled in Delaware, Iowa and New York, (ii) Catalina Holdings (Bermuda) Ltd.’s (“Catalina’s”) insurance company subsidiaries, which are domiciled in California, Colorado, Connecticut, the District of Columbia and New York, (iii) Venerable Holdings, Inc.’s (“Venerable’s”) insurance company subsidiaries, which are domiciled in Delaware and Iowa, (iv) LifePoint Health, Inc.’s (f/k/a RegionalCare Hospital Partners Holdings, Inc.) (“LifePoint’s”) health maintenance organization subsidiary, which is domiciled in Michigan, and (v) Aspen Insurance Holdings Limited’s (“Aspen’s”) insurance company subsidiaries, which are domiciled in North Dakota and Texas. Each of California, Colorado, Connecticut, Delaware, the District of Columbia, Iowa, Michigan, New York, North Dakota and Texas is a “Domiciliary State.”
The insurance holding company system laws and regulations in the Domiciliary States generally require each insurance company subsidiary to register with the insurance department in its Domiciliary State and to furnish financial and other information about the operations of companies within its holding company system. These regulations also impose restrictions and limitations on the ability of an insurance company subsidiary to pay dividends and make other distributions to its parent company. In addition, transactions between an insurance company and other companies within its holding company system, including sales, loans, investments, reinsurance agreements, tax allocation agreements, management agreements and service agreements, must be on terms that are fair and reasonable and, if material or within a specified category, require prior notice and approval or non-disapproval by the applicable Domiciliary State insurance department.
The insurance laws of each of the Domiciliary States prohibit any person from acquiring direct or indirect control of a domestic insurance company or its parent company unless that person has filed a notification with specified information with that state’s Commissioner, Director or Superintendent of Insurance (the “Commissioner”) and has obtained the Commissioner’s prior approval. Under applicable statutes in each of the Domiciliary States, the acquisition of 10% or more (with respect to California, more than 10%) of the voting securities of an insurance company or its parent company is presumptively considered an acquisition of control of the insurance company, although such presumption may be rebutted. Accordingly, any person or entity that acquires, directly or indirectly, 10% or more (with respect to California, more than 10%) of the voting securities of AAM or its immediate parent, AGM Inc., without the requisite prior approvals will be in violation of these laws and may be subject to injunctive action requiring the disposition or seizure of those securities or prohibiting the voting of those securities, or to other actions that may be taken by the applicable state insurance regulators.
The New York State Department of Financial Services (the “NYSDFS”) adopted an amendment to its holding company system regulations which requires prospective acquirers of New York domiciled insurers to provide greater disclosure with respect to intended changes to the business operations of the insurer, and which expressly authorizes the NYSDFS to impose additional conditions on such an acquisition and limit changes that the acquirer may make to the insurer’s business operations for a specified period of time following the acquisition without the NYSDFS’ prior approval. In particular, the amendment provides the NYSDFS with the specific authority to require acquirers of New York domiciled life insurers to post assets in a trust account for the benefit of the target company’s policyholders. In making such determination, the NYSDFS may consider whether the acquirer is, or is controlled by or under common control with, an investment manager such as Apollo. The National Association of Insurance Commissioners (the “NAIC”) has also published in its Financial Analysis Handbook specific narrative guidance for state insurance examiners to consider in reviewing applications for an acquisition of an insurer by a private equity firm. The NAIC also is undertaking a review of regulatory considerations applicable to insurers and reinsurers owned by a private equity firm and has appointed the Macroprudential (E) Working Group to coordinate this workstream. No specific action has been taken Macroprudential (E) Working Group as of February 1, 2022 other than the adoption of a list of “Regulatory Considerations Applicable (But Not Exclusive) to Private Equity (PE) Owned Insurers,” which list requires further adoption by a task force and committee of the NAIC. Once the list is fully adopted, the Macroprudential (E) Working Group will assess each consideration to determine whether additional work by the NAIC is deemed necessary in addition to the projects currently underway and, if so, by which NAIC committee. Accordingly, we currently are unable to predict the impact of such NAIC activities on our business, including our investment activities.
In addition, many U.S. state insurance laws require prior notification to state insurance departments of an acquisition of control of a non-domiciliary insurance company doing business in that state if the acquisition would result in specified levels of market concentration. While these pre-acquisition notification statutes do not authorize the state insurance departments to disapprove the acquisition of control, they authorize regulatory action in the affected state, including requiring the insurance company to cease and desist from doing certain types of business in the affected state or denying a license to do business in the affected state, if particular conditions exist, such as substantially lessening competition in any line of business in such state. Any transactions that would constitute an acquisition of indirect or direct control of AAM or AGM Inc. may require prior notification in those states that have adopted pre-acquisition notification laws. These laws may discourage potential acquisition proposals and may delay, deter or prevent an acquisition of indirect or direct control of AAM or AGM Inc. (in particular through an unsolicited transaction), even if AAM or AGM Inc. might consider such transaction to be desirable for its shareholders.
The scope of regulation of insurance holding companies has increased in both the United States and internationally. The NAIC has adopted amendments to the NAIC Insurance Holding Company System Regulatory Act and Model Regulation (the “Holding Company Model Act”) that introduced the concept of “enterprise risk” within an insurance holding company system and imposed more extensive informational reporting regarding parents and other affiliates of insurance companies, with the purpose of protecting domestic insurers from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to domestic insurers. Changes to existing NAIC model laws or regulations must be adopted by individual states or foreign jurisdictions before they will become effective. To date, each of the Domiciliary States has enacted laws to adopt such amendments. In December 2020, the NAIC adopted amendments to the Holding Company Model Act to require, subject to certain exceptions, the ultimate controlling person of every insurer subject to the holding company registration requirement to file an annual group capital calculation (“GCC”) with its lead state on a confidential basis. The GCC is a tool developed by the NAIC to provide U.S. insurance regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all groups regardless of their structure. The December 2020 changes also require the ultimate controlling person for certain large U.S. life insurers and insurance groups meeting certain scope criteria, based on the amounts of business written or material exposure to certain investment transactions, to file the results of a liquidity stress test (“LST”) annually with the lead state of the insurance group. The LST utilizes a company cash-flow projection approach incorporating liquidity sources and uses over various time horizons under a baseline assumption and stress scenarios that may vary from year to year. Iowa, the lead state of Apollo’s insurance group, has not yet adopted the December 2020 amendments to the Holding Company Model Act. The NAIC has stated that the GCC will be a regulatory tool and will not constitute a requirement or standard. We cannot predict with any degree of certainty the additional capital requirements, compliance costs or other burdens these requirements may impose on us and our insurance company affiliates.
Internationally, in November 2019, the International Association of Insurance Supervisors (the “IAIS”) adopted the Common Framework for the Supervision of Internationally Active Insurance Groups (“ComFrame”). ComFrame will be applicable to entities that meet the IAIS’ criteria for internationally active insurance groups (or “IAIGs”) and are designated as such. Under ComFrame, an IAIG is defined as an insurance group which has (i) premiums written in three or more jurisdictions, with the percentage of gross premiums written outside the home jurisdiction comprising at least 10% of the group's total gross written premiums, and (ii) based on a rolling three-year average, total assets of at least $50 billion, or gross written premiums of at least $10 billion. ComFrame includes measures such as group supervision, group capital requirements, uniform standards for insurer corporate governance, enterprise risk management and other control functions and resolution planning. In November 2019, the IAIS adopted a revised version of the risk-based global insurance capital standard (“ICS”) which is the group capital component of ComFrame. The ICS will be implemented in the following two phases: in the first phase, which will last for five years and which is referred to as the “monitoring period,” the ICS will be used for confidential reporting to group-wide supervisors and discussion in supervisory colleges, and the ICS will not be used as a prescribed capital requirement. After the monitoring period, the ICS will be implemented as a group-wide prescribed capital standard. In addition, in the United States, the NAIC and the Federal Reserve Board are developing a group capital calculation tool using a risk-based capital aggregation method, similar to the GCC, for all entities within the insurance holding company, including non-U.S. entities and are seeking effective equivalency of such tool to the ICS for U.S.-based IAIGs. In the United States, the NAIC has also promulgated additional amendments to the Holding Company Model Act that address “group wide” supervision of internationally active insurance groups to allow state insurance regulators in the U.S. to be designated as group-wide supervisors for U.S.-based IAIGs and acknowledge another regulatory official acting as the group-wide supervisor of an IAIG. To date, each of the Domiciliary States has adopted a form of these provisions. We cannot predict with any degree of certainty the additional capital requirements, compliance costs or other burdens these requirements may impose on us and our insurance company affiliates.
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
In addition, the Dodd-Frank Act authorized the Treasury Secretary and the Office of the U.S. Trade Representative to negotiate covered agreements. A covered agreement is an agreement between the United States and one or more foreign governments, authorities or regulatory entities, regarding prudential measures with respect to insurance or reinsurance. Pursuant to this authority, in September 2017, the U.S. and the EU signed a covered agreement to address, among other things, group supervision and reinsurance collateral requirements (the “EU Covered Agreement”) and the U.S. released a “Statement of the United States on the Covered Agreement with the European Union” (the “Policy Statement”) providing the U.S.’s interpretation of certain provisions in the EU Covered Agreement. The Policy Statement provides that the U.S. expects that the GCC developed by the NAIC will satisfy the EU Covered Agreement’s group capital assessment requirement. In addition, on December 18, 2018, the Bilateral Agreement between the U.S. and the United Kingdom on Prudential Measures Regarding Insurance and Reinsurance (the “U.K. Covered Agreement”) was signed in anticipation of the United Kingdom’s exit from the European Union. U.S. state regulators have until September 1, 2022 to adopt reinsurance reforms removing reinsurance collateral requirements for EU and United Kingdom (“U.K.”) reinsurers that meet the prescribed minimum conditions set forth in the EU Covered Agreement and U.K. Covered Agreement or else state laws imposing such reinsurance collateral requirements may be subject to federal preemption. In 2019, the NAIC adopted revisions to the Credit for Reinsurance Model Law and Regulation that would, if adopted into law by state regulators, implement the reinsurance collateral provisions of the

EU Covered Agreement and U.K. Covered Agreement. As of January 5, 2022, each of the Domiciliary States has adopted the 2019 amendments to the Credit for Reinsurance Model Law, other than the District of Columbia, which currently has pending legislation to adopt such amendments to the Credit for Reinsurance Model Law. Additionally, as of January 5, 2022, each of California, Colorado, Delaware, Iowa, Michigan, New York and Texas has adopted the 2019 amendments to the Credit for Reinsurance Model Regulation, and each of the remaining Domiciliary States (other than the District of Columbia) has pending legislation to adopt such amendments to the Credit for Reinsurance Model Regulation. The NAIC adopted a new accreditation standard that requires states to adopt the revisions no later than September 1, 2022, which is likely to motivate the remaining Domiciliary States to adopt the amendments. The reinsurance collateral provisions of the EU Covered Agreement or U.K. Covered Agreement may increase competition, in particular with respect to pricing for reinsurance transactions, by lowering the cost at which competitors of the reinsurance subsidiaries of our insurance company affiliates, such as Athene Holding’s wholly owned subsidiary, Athene Life Re Ltd. (“ALRe”), are able to provide reinsurance to U.S. insurers.
Bermuda Insurance Regulation. As the parent of Athene Holding, we are subject to certain insurance laws and regulations in Bermuda, where Apollo is considered a “shareholder controller” of (a) Athene Annuity Re Ltd. (“AARe”), a Bermuda Class E insurance company and a wholly owned subsidiary of Athene Holding, as well as AARe’s direct and indirect Bermuda domiciled insurance and reinsurance subsidiaries, including ALRe, a Bermuda Class E insurance company, including ALRe, a Bermuda Class E insurance company, (b) Athene Life Re International Ltd. (“ALREI”), a Bermuda Class C insurer and wholly-owned subsidiary of Athene Holding, (c) Athora Life Re Ltd. (“Athora Life Re”), a Bermuda Class E insurance company and a wholly owned subsidiary of Athora Holding Ltd. (“Athora”), a Bermuda private company, (d) Catalina General Insurance Ltd (“Catalina General”), a Bermuda Class 3A and Class C insurer and a wholly owned subsidiary of Catalina, and (e) Aspen Bermuda Limited (“Aspen Bermuda”), a Class 4 insurer and wholly owned subsidiary of Aspen. Each of AARe, ALRe, ALREI, Athora, Catalina General and Aspen Bermuda is subject to regulation and supervision by the Bermuda Monetary Authority (“BMA”) and compliance with all applicable Bermuda law and Bermuda insurance statutes and regulations, including but not limited to the Insurance Act of 1978 (Bermuda) and the rules and regulations promulgated thereunder (the “Bermuda Insurance Act”).
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
European Insurance Regulation. Apollo is considered the parent and/or indirect qualifying shareholder of certain European insurance companies and insurance intermediaries for purposes of certain European insurance laws. A European solvency framework and prudential regime for insurers and reinsurers, under the Solvency II Directive 2009/138/EC (“Solvency II”), took effect in full on January 1, 2016. Solvency II is a regulatory regime which imposes economic risk-based solvency requirements across all EU Member States and consists of three pillars: Pillar I-quantitative capital requirements, based on a valuation of the entire balance sheet; Pillar II-qualitative regulatory review, which includes governance, internal controls, enterprise risk management and supervisory review process; and Pillar III-market discipline, which is accomplished through reporting of the insurer’s financial condition to regulators and the public. Solvency II is supplemented by European Commission Delegated Regulation (E.U.) 2015/35 (as amended) (the “Delegated Regulation”), other European Commission “delegated acts” and binding technical standards, and guidelines issued by the European Insurance and Occupational Pensions Authority (“EIOPA”). The Delegated Regulation sets out detailed requirements for individual insurance and reinsurance undertakings, as well as for groups, based on the overarching provisions of Solvency II, which together make up the core of the single prudential rulebook for insurance and reinsurance undertakings in the EU. On September 22, 2021, the European Commission published its proposals (“EC Proposals”) for amendments to Solvency II. The EC Proposals relate to proportionality, quality of supervision, reporting, long-term guarantee measures, macro-prudential tools, sustainability risks, group and cross-border supervision. The present review aims to: (i) provide incentives for insurers to contribute to the long-term sustainable financing of the economy; (ii) improve risk-sensitivity; (iii) mitigate excessive short-term volatility in insurers’ solvency positions; (iv) improve proportionality; (v) enhance quality, consistency and coordination of insurance supervision across the EU, and improve the protection of policyholders and beneficiaries, including when their insurer fails; (vi) better address the potential build-up of systemic risk in the insurance sector; and (vii) improve preparedness for extreme scenarios that may make recovery or the resolution of a failing insurer or reinsurer necessary. Following the EC Proposals, as a part of the forthcoming review of the “delegated acts”, the capital requirements may be set to change through reforms to reduce the risk margin provision that insurers must hold against certain long-term business and to lower the capital charges for equities that are treated as “long-term.” These amendments to Solvency II may have a bearing on how the Prudential Regulation Authority (“PRA”) and the HM Treasury consider their regulatory analysis in the U.K. going forward.
The Insurance Distribution Directive 2016/97 (“IDD”) came into force on October 1, 2018 and replaced the Insurance Mediation Directive 2002/92/EC. It aims to enhance consumer protection when buying insurance and to support competition between insurance distributors by creating a level playing field. In addition, the IDD aims to ensure consistent prudential standards for insurance intermediaries, through enhanced conduct standards, thereby improving consumer protection and effective competition. The IDD is currently under review and in accordance with its provisions, EIOPA and the European Commission were due to publish a number of reports on the scope, application and impact of IDD during the course of 2021. Due to the impact of the COVID-19 pandemic, these reports have been delayed.
Following the implementation of Solvency II and the IDD, regulators may continue to issue guidance and other interpretations of applicable requirements, which could ultimately require EU insurance companies or EU insurance intermediaries (respectively) to make adjustments, which could impact their businesses. As noted above, the EU Commission has set out proposals for amendments to Solvency II. This is occurring within the context of an increasing focus on environmental, social and governance considerations.
On September 22, 2021, the European Commission also adopted a proposal for an Insurance Recovery and Resolution Directive (“IRRD”) which will allow authorities to protect policyholders, beneficiaries and claimants, maintain financial stability, ensure the continuity of the (re)insurer’s critical functions and protect public funds by minimizing reliance on extraordinary public financial support. It will provide authorities with comprehensive and effective arrangements to prepare for and deal with near failures of (re)insurers at the national level and cooperation arrangements to tackle cross-border (re)insurance failures. The IRRD will require (re)insurers to formulate pre-emptive recovery plans to facilitate prompt remedial action and ensure they are prepared should problems arise.
Insurers and reinsurers established in a Member State of the EU have the freedom to establish branches in, and provide services to, all European Economic Area (“EEA”) states through “passporting” rights. The U.K. Regulated Entities (defined below) no longer have this right following the U.K.’s withdrawal from the EU (“Brexit”) on January 31, 2020 and the end of the transitional period which expired on December 31, 2020. The U.K. government established a Temporary Permissions Regime (“TPR”) which came into force with effect from January 1, 2021, which allows EEA firms covered by a passport prior to that date, who wish to continue carrying out business in the U.K. in the longer term, to operate in the U.K. for a limited period while they seek authorization or recognition from the U.K. regulators. However, no TPR-equivalent regime is in place for U.K. firms who wish to continue carrying out business in the EEA. In the absence of a TPR-equivalent regime for U.K. firms, the ability of U.K. firms to continue doing business in the EEA depends on applicable EEA state local law and regulation. Similarly, there has been no decision yet made by the European Commission on whether or not the U.K.’s financial services regulatory regime will be granted third-country equivalence for the purposes of reinsurance, solvency calculation and/or group supervision under Solvency II. In the absence of such declarations, EEA firms (and their respective groups) carrying out business with U.K. firms will be subject to a stricter, more complex set of regulatory and supervisory requirements. U.K. firms will also be subject to more stringent requirements in carrying out reinsurance business with EEA firms. Therefore, there remains uncertainty as to the ultimate structure of the U.K.’s future relationship in the EU in certain areas, including, for example, financial services, creating continuing uncertainty as to the full extent to which the businesses of the U.K. Regulated

Entities could be adversely affected by Brexit. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Difficult market or economic conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of the investments made by our funds or reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenue, net income and cash flow and adversely affect our financial prospects and condition” and “—The withdrawal of the U.K. from the EU single market and customs union could have a range of adverse consequences for us, our funds and the portfolio companies of our funds.”
United Kingdom Insurance Regulation. Apollo is considered the parent of certain insurance company subsidiaries of Catalina and Aspen, including Catalina London Limited, Catalina Worthing Insurance Limited and AGF Insurance Limited (the “Catalina Insurance Entities”), Aspen Insurance UK Limited (“Aspen U.K.”), which is domiciled in the United Kingdom and operates a branch in Switzerland, and Aspen Managing Agency Limited (“AMAL” and together with the Catalina Insurance Entities and Aspen U.K., the “U.K. Insurance Entities”). In addition, Aspen U.K. Syndicate Services Limited (“AUSSL”) is also domiciled in the United Kingdom and provides insurance distribution services (AUSSL, together with the U.K. Insurance Entities, the “U.K. Regulated Entities”) for purposes of certain U.K. insurance regulations. The U.K. Insurance Entities are each authorized by the PRA and regulated by both the PRA and the Financial Conduct Authority (“FCA”). AUSSL is only authorized and regulated by the FCA. In addition, AMAL is a Lloyd’s managing agent of Aspen's Lloyd's Syndicate 4711 and is therefore also regulated by Lloyd’s, as is Aspen Underwriting Limited (“AUL”), which is a Lloyd’s corporate member and member of Lloyd’s Syndicate 4711.
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

In early July 2021, HM Treasury published the response to the Solvency II review along with their next steps. The response suggests that Solvency II could be enhanced by being more effective and efficient, including by removing certain requirements. The HM Treasury report also considers that material change might create future discrepancy between EIOPA and PRA regimes. The PRA is also undertaking a review of Solvency II so that the U.K. can develop an appropriate post-Brexit replacement. On July 20, 2021, the PRA launched a quantitative impact study (“QIS”) for its review of Solvency II. The QIS, which contains both quantitative studies and qualitative questions, is focused on three main areas: a) calculation of the matching adjustment, b) risk margin, and c) transitional measures on technical provision. The scenarios tested in the QIS are designed to gather relevant data to allow the modelling of a range of potential policy options and do not represent reform proposals or decisions. HM Treasury published a second consultation on the Future Regulatory Framework Review in November 2021 and jointly with the PRA will evaluate the 2021 quantitative impact study outcomes, in order to comprehend which combination of improvements would best meet the U.K. government’s objectives and what the total effect would be. The Future Regulatory Framework Review was established to determine how the financial services regulatory framework should adapt to the U.K.’s new position outside of the EU and to address how the framework is fit for the future. It seeks to ensure that the government establishes a coherent, agile and internationally respected approach to financial services regulation in the U.K. The consultation period closed on February 9, 2022. Any discrepancies that may arise out of the EU’s and U.K.’s Solvency II reviews may have a bearing on any future equivalence analysis with respect to the U.K. by the EU.

In January 2022, the U.K. Parliament, via its Industry and Regulators Committee, launched an inquiry and with it a “Call for Evidence” into the U.K. insurance and reinsurance industry and, specifically, into the regulation of the London market, the U.K.’s market for commercial and wholesale specialty risks. The purpose of the inquiry is to “explore the extent to which regulatory policy is well-designed and proportionately applied and the possibilities for optimizing policy following Brexit.” The inquiry will further consider the roles of the current regulators, such as the Financial Conduct Authority and the Bank of England, as well as the appropriateness of regulation. The deadline for written submissions was February 11, 2022.

Under the Financial Services and Markets Act 2000 (the “FSMA”), the prior consent of the PRA and/or FCA, as applicable (depending on the regulated entity), is required, before any person can become a “controller” or increase its control over any regulated company, including the U.K. Regulated Entities, or over the parent undertaking of any regulated company. No prior approval for reducing control below one of the thresholds referred to below is needed, though notification must still be given to the appropriate regulator of the relevant transaction. In addition, the authorized firm itself is expected to discuss any prospective changes of which it is aware with the appropriate regulator, regardless of whether the controller or the proposed controller proposes to submit a change in control application. A proposed “controller” for the purposes of the PRA controller regime, which is applicable to the U.K. Insurance Entities, is any natural or legal person who holds (either alone or in concert with others) 10% or more of the shares or voting power in the relevant company or its parent undertaking or is able to exercise “significant influence” over the management of the relevant company. In respect of increases and decreases, the relevant thresholds are 20%, 30% and 50% or an acquired insurance company becoming (or ceasing to be) a subsidiary undertaking of the acquirer. However, a proposed “controller” for the purposes of the FCA controller regime, which is applicable to AUSSL, is any natural or legal person who holds (either alone or in concert with others) 20% or more of the shares or voting power in the relevant company or its parent undertaking or is able to exercise “significant influence” over the management of the relevant company. This 20% threshold is the only threshold that is applicable to the Insurance Intermediary Entities. In both cases, the appropriate regulator has 60 working days from the day on which it acknowledges the receipt of a complete notice of control to determine whether to approve the new controller or object to the transaction, although if the regulator requires further information to be provided in order to complete its review this period will be interrupted for up to 30 working days while the regulator is awaiting the provision of that further information. If the approval is given, it may be given unconditionally or subject to conditions. Breach of the requirement to notify the regulator of a decision to acquire or increase control, or of the requirement to obtain approval before completing the relevant control transaction is a criminal offense attracting potentially unlimited fines. The relevant regulator can also seek other remedies, including suspension of voting rights or a forced disposition of shares acquired without prior approval. As a result of the above requirements, direct controllers, and holding companies who indirectly acquire control of the U.K. Regulated Entities are required to apply for PRA and/or FCA approval prior to acquiring such entities. In addition, a similar process also applies for Lloyd’s Managing Agents and Lloyd’s Corporate Members, therefore the acquisition of control of these types of entities will also require separate Lloyd’s approval. The “controller” thresholds for such entities are the same as the thresholds that are applicable to the U.K. Insurance Entities.

Under English law, all companies are restricted from declaring a dividend to their shareholders unless they have “profits available for distribution.” The calculation as to whether a company has sufficient profits is based on its accumulated realized profits minus its accumulated realized losses. U.K. insurance regulatory rules do not prohibit the payment of dividends, but the PRA requires that insurance companies maintain certain solvency margins and may restrict the payment of a dividend by any of the U.K. Insurance Entities.

Irish Insurance Regulation. Apollo is deemed to hold an indirect qualifying holding in each of the following entities that are authorized and regulated by the Central Bank of Ireland (the “CBI”): (i) Catalina Insurance Ireland DAC, which is Catalina’s wholly-owned Irish subsidiary insurance undertaking, and (ii) Athora Ireland plc, which is a direct wholly-owned subsidiary of Athora Life Re.

Pursuant to Solvency II, and related law and regulation of Ireland, in regard to an Irish authorized and regulated insurance undertaking, such as Catalina Insurance Ireland DAC or Athora Ireland plc, the CBI has broad supervisory and administrative powers. The CBI has power over such matters as scope of authorized activity, standards of solvency, investments, reporting requirements relating to capital structure, ownership, financial condition and general business operations, special reporting and prior approval requirements with respect to certain transactions, reserves for unpaid losses and related matters, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In relevant prescribed scenarios, subject to the required application of, as appropriate, the EU Covered Agreement, Solvency II and other applicable law and regulation, there may also be scope for elements of group supervision to be exercised by the CBI (or other EEA Member State or non-EEA regulator, such as the BMA). Due to the COVID-19 pandemic, the CBI and EIOPA had recommended that insurance firms postpone the payment of dividend distributions or similar transactions but this was adjusted in late 2021, such that they may be made subject to prior notification to the CBI and there being no objection to a payment being made. Catalina Insurance Ireland DAC and Athora Ireland plc must thus disclose any payment of dividend distributions or similar transactions to the CBI in advance of such payments.

For the purposes of Solvency II, as implemented in Ireland, a “qualifying holding” means a direct or indirect holding in an insurance company which represents 10% or more of the capital or of the voting rights or which makes it possible to exercise a significant influence over the management of the company. With respect to each of Catalina Insurance Ireland DAC and Athora Ireland plc, Solvency II, as implemented in Ireland, prohibits any person from acquiring, directly or indirectly, such a qualifying holding unless: (a) the proposed acquirer has notified the CBI of the acquisition; (b) the CBI has acknowledged receipt of that notification and; (c) either the statutory assessment period in relation to the acquisition has ended and the CBI has not notified the proposed acquirer that it opposes the acquisition, or the CBI has notified the proposed acquirer that it does not oppose the acquisition. If a proposed acquirer purports to complete a proposed acquisition in contravention of the aforementioned, as a matter of Irish law: (i) the purported acquisition is not effective to pass title to any share or any other interest; and (ii) any exercise of powers based on the purported acquisition of the holding concerned is void.

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

Italian Insurance Regulation. Apollo is deemed to be the holder of an indirect qualifying holding in Amissima Vita S.p.A., an Italian insurance undertaking, duly authorized and regulated by the Italian insurance regulator (“Istituto per la vigilanza sulle Assicurazioni” or “IVASS”). The Italian insurance company is the head of the Amissima Italian insurance group, which also includes two instrumental companies.

Pursuant to Solvency II, as implemented within the Italian legal framework, Italian insurance undertakings (such as Amissima Vita S.p.A.) are subject to extensive supervisory powers of IVASS on a broad array of matters including calculation of technical provisions, own funds requirements, solvency capital requirements, ownership structure, internal governance and organizational requirements, reporting obligations and extraordinary transactions. Moreover, in accordance with the provisions set forth under the EU Covered Agreement, Solvency II and other relevant provisions of law and regulation, supervision at a group level may be exercised by IVASS or by regulator of an EEA or a non-EEA State.

With particular regard to the ownership structure of Italian insurance undertakings, in accordance with the Solvency II regime, IVASS must authorize in advance (i) any acquisition of participations in an insurance undertaking amounting to a controlling interest or the acquisition of a qualifying holding; for such purpose, a “qualifying holding” means a direct or indirect holding in an insurance undertaking which represents 10% or more of the capital or of the voting rights or which makes it possible to exercise a significant influence over the management of that undertaking, and (ii) any increase of an existing qualifying holding above the applicable thresholds (i.e., 20%, 30% and 50%) and, in any case, when the increase results in obtaining the control of the insurance undertaking.

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

Any person who intends to directly or indirectly participate in a Swiss domiciled insurance or reinsurance undertaking is required to notify FINMA of such intent if the participation reaches or exceeds the thresholds of 10%, 20%, 33% or 50% of the capital or voting rights of the insurance or reinsurance undertaking. Similarly, any person who intends to decrease its direct or indirect participation in an insurance or reinsurance undertaking domiciled in Switzerland below the thresholds of 10%, 20%, 33% or 50% of the capital or voting rights or to change the participation in a way that the insurance or reinsurance undertaking is no longer a subsidiary must notify FINMA. Consequently, although direct and indirect participants of Glacier Re as such are not supervised by FINMA, an intended change of the qualified direct or indirect participation in Glacier Re may require a notification to FINMA. FINMA may disapprove such change in the qualified participation or subject the change to certain conditions, if the nature or scope of the participation potentially jeopardizes the interests of Glacier Re as a Swiss domiciled reinsurance company or the reinsured. Failure to comply with such notification is punishable by a fine of up to CHF 500,000 in case of intent and up to CHF 150,000 in case of negligence. In addition, if a change of persons who directly or indirectly hold a participation of 10% of the capital or voting rights or who may otherwise materially influence the business conduct of Glacier Re has occurred, Glacier Re is required to file a submission to seek for FINMA’s approval of the relevant change of its regulatory business plan (form f) within 14 days upon the occurrence of the event.

Furthermore, a substantial dividend distribution or other form of profit repatriation from Glacier Re to its shareholders may potentially qualify as a change of the regulatory business plan of Glacier Re under art. 4 para. 2 lit. d ISA, if such substantial dividend distribution would be considered as a relevant change of the financial resources and reserves of Glacier Re. Such change of the business plan (form d) must be notified to FINMA no later than 14 days after the occurrence of the event and is subject to FINMA’s approval. To this extent, future dividend distributions or other forms of profit repatriation might be subject to FINMA’s approval. Apollo is also considered a qualified participant of Aspen U.K. Aspen U.K. holds a FINMA license for a Swiss branch of a foreign insurance undertaking for its Swiss insurance branch, Aspen Insurance UK Limited, London, Zurich Insurance Branch. Furthermore, Aspen U.K. holds a reinsurance branch in Switzerland, Aspen Insurance UK Limited, London, Zurich Branch, and Aspen Bermuda Limited holds a reinsurance branch in Switzerland, Aspen Bermuda Limited, Hamilton, Zurich Branch. A change of a direct or indirect participation in a foreign insurance undertaking (in the present case Aspen U.K.) that holds a Swiss insurance branch license does not, in principle, trigger any Swiss insurance regulatory notification or approval requirements. However, Aspen U.K. might notify FINMA out of courtesy of such changes.

German Insurance Regulation. Apollo is deemed to hold an indirect qualified participating interest in (i) Athora Deutschland Verwaltungs GmbH, (ii) Athora Deutschland Holding GmbH & Co. KG, (iii) Athora Deutschland GmbH, (iv) Athora Lebensversicherung AG and (v) Athora Pensionskasse AG, which are either German regulated insurance undertakings or German insurance holding companies (together, the “Regulated German Entities”). The indirect qualified participating interest in the Regulated German Entities is attributed to Apollo via its indirect interest in Athora, which is the 100% parent company of the Regulated German Entities. The Regulated German Entities are subject to the relevant laws and regulations applicable to insurance undertakings or insurance holding companies in Germany which regulate and mandate, among other things, eligibility criteria for investments, policyholder participation in income, accounting principles, corporate governance requirements, regulatory capital, reporting, insurance contracts, insurance distribution requirements, consumer protection laws, data protection requirements (including GDPR) and anti-money-laundering requirements. The Regulated German Entities are subject to supervision by the German Federal Financial Supervisory Authority, Bundesanstalt für Finanzdienstleistungsaufsicht (“BaFin”). BaFin is the central financial regulatory authority for Germany and has wide powers to interpret and execute the insurance regulatory law in Germany, in particular via issuing regulatory ordinances and guidelines as well as orders and decisions with a view to individual insurance undertakings or insurance holding companies.

Pursuant to German insurance regulatory law, the direct or indirect acquisition of a qualified participating interest in the Regulated German Entities or the increase of a qualified participating interest in the Regulated German Entities reaching or exceeding certain thresholds is subject to BaFin approval or the expiration of a statutory non-objection period. Generally, indirectly or directly acquiring a 10% or greater capital or voting interest in a relevant entity or otherwise obtaining the ability to significantly influence the management of a relevant entity is considered a qualified participating interest under German insurance regulatory law. Requirements such as these prevent any person (either alone or in concert with others) from directly or indirectly acquiring qualified participating interests in any of the Regulated German Entities unless that person has filed a notification requiring specified information with BaFin and has obtained BaFin’s prior approval or waited for the expiration of a statutory non-objection period after having filed a formally complete notification. Since Apollo is holding indirectly a significant interest in the Regulated German Entities the indirect or direct acquisition or increase of an interest in AAM or AGM Inc. could qualify as an acquisition or increase of an indirect qualified participating interest in the Regulated German Entities on a look through basis. In case of a breach of the requirement to notify BaFin of the intention to acquire or increase a qualified participating interest, or in case of circumstances that would entitle BaFin to object to the acquisition or increase of a qualified participating interest, BaFin may seek remedies, including the suspension of voting rights, restrictions on disposals of the relevant interest or a forced disposition of the relevant interest. A breach of the notification requirement may also entail administrative sanctions.

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

For the purposes of Solvency II, as implemented in Belgium, a “qualifying holding” means a direct or indirect holding in an insurance or reinsurance company which represents 10% or more of the capital or of the voting rights or which makes it possible to exercise a significant influence over the management of the company. With respect to Athora Belgium, Solvency II, as implemented in Belgium, prohibits any person from acquiring, directly or indirectly, such a qualifying holding or from increasing an existing qualifying holding above the applicable thresholds (i.e. 20%, 30% and 50%) unless: (a) the proposed acquirer has notified the NBB of the acquisition; (b) the NBB has acknowledged receipt of that notification and; (c) either the statutory assessment period in relation to the acquisition has ended and the NBB has not notified the proposed acquirer that it opposes the acquisition, or the NBB has notified the proposed acquirer that it does not oppose the acquisition. If a proposed acquirer purports to complete a proposed acquisition in contravention of the aforementioned, as a matter of Belgian law: (i) the competent business court can suspend the rights attached to the relevant shares, suspend a general meeting of shareholders that has already been convened or order the sale of the relevant shares to a third party that is not related to the proposed acquirer; and (ii) administrative and/or criminal sanctions may be imposed on the proposed acquirer or the company (as applicable).

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

For the purposes of Dutch financial regulatory law, a “qualifying holding” means a direct or indirect holding which represents 10% or more of the issued share capital in an insurance company or of the voting rights in an insurance company, or a comparable degree of control. With respect to the Dutch Regulated Entities, Dutch financial regulatory laws prohibit any person (either alone or acting in concert with others) from acquiring, directly or indirectly, such qualifying holding or from increasing an existing qualifying holding above the applicable thresholds (i.e., 20%, 33% and 50%) unless: (a) the proposed acquirer has notified DNB of the acquisition; (b) DNB has acknowledged receipt of that notification; and (c) either the statutory assessment period in relation to the acquisition has ended and DNB has not notified the proposed acquirer that it opposes the acquisition, or DNB has notified the proposed acquirer that it does not oppose the acquisition. If a proposed acquirer purports to complete a proposed acquisition in contravention of the aforementioned, as a matter of Dutch law: (i) administrative and/or criminal sanctions may be imposed on the proposed acquirer or the company; and (ii) any exercise of powers based on the purported acquisition of the holding concerned can be annulled at the request of DNB.

Australian Insurance and Superannuation Regulation. Apollo holds an indirect stake in Aspen U.K., which is a regulated general insurance company in Australia (through a branch), and Challenger Life Company Limited (“Challenger Life”), which is an Australian regulated life insurance company and a wholly owned subsidiary of Challenger Limited, an Australian listed company. Challenger Life and Aspen U.K. are both financial sector companies for the purposes of the Financial Sector (Shareholdings) Act 1998 (the “FSS Act”). If a person holds a stake in a financial sector company that exceeds 20% (including interests held by the person’s associates), the Australian Federal Court may make orders under the FSS Act to ensure that the situation ceases to exist, although the Australian Treasurer (the “Treasurer”), or the Australian Prudential Regulation Authority (“APRA”) as the Treasurer’s delegate, may approve holding of a higher percentage. Apollo and certain associates have approval to hold a 100% stake in Aspen U.K. and its holding companies. Apollo currently does not hold a stake exceeding 20% in Challenger Life and so does not require approval. A person who proposes to acquire an indirect or direct interest in AAM or AGM Inc. which would result in holding a stake in Aspen U.K. or Challenger Life that exceeds the allowed percentage will need to obtain prior approval from the Treasurer.

Apollo holds an indirect stake in Challenger Retirement and Investment Services Limited (“CRISL”), which is an Australian Registrable Superannuation Entity Licensee (“RSE Licensee”). CRISL is also a wholly owned subsidiary of Challenger Limited. Under the Superannuation Industry (Supervision) Act 1993 (the “SIS Act”), it is an offence to hold a controlling stake in an RSE Licensee without approval from APRA. A person is taken to hold a controlling stake in an RSE Licensee if the person holds a stake of more than 15% (including interests held by the person’s associates). Apollo and certain associates have obtained approval from APRA to hold a controlling stake in CRISL. A person who proposes to acquire an indirect or direct interest in AAM or AGM Inc. which would result in holding a controlling stake in CRISL under the SIS Act will need to obtain prior approval from APRA.

Additional Insurance Regulated Jurisdictions. Aspen also carries on insurance business in jurisdictions located outside of the EU, the U.K., Switzerland, Australia and the U.S. through its Jersey-domiciled insurance company subsidiary, its Singapore Lloyd’s service company, and the branch locations of Aspen U.K., which operate in Canada and Singapore (in addition to Switzerland and Australia). Additionally, Catalina carries on insurance business in jurisdictions located outside of the EU, U.K., Switzerland and the U.S. through its Singapore-domiciled subsidiary Asia Capital Reinsurance Group Pte. Ltd., which in turn operates through its subsidiaries in Malaysia and through its branch offices in South Korea and Hong Kong. The operations of these subsidiaries and branches are subject to the local regulatory and supervisory schemes in the jurisdictions in which they operate, which vary widely from country to country; however, regulators typically grant licenses to operate and control an insurance business in that jurisdiction. In general, insurance regulators in these jurisdictions have the administrative power to supervise the registration of agents, regulation of product features and product approvals, asset allocation, minimum capital requirements, solvency and reserves, policyholder liabilities, and investments. Regulatory authorities may also regulate affiliations with other financial institutions, shareholder structures and may impose restrictions on declaring dividends and the ability to effect certain capital transactions, and many jurisdictions require insurance companies to participate in policyholder protection schemes.

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

Apollo Credit Management International Limited (“ACMI”), registered in England and Wales, is a subsidiary of Apollo whose primary purpose is to act as a sub-adviser to certain of Apollo's credit funds. Apollo Europe Limited (“AEL”), incorporated on December 28, 2020 in Malta, is a subsidiary of Apollo whose primary purpose is to undertake certain business in selected European jurisdictions. AEL is a tied agent of Mirabella Malta Advisers Limited, a private limited liability company registered in Malta and regulated by the Malta Financial Services Authority. As a tied agent, AEL is able to undertake certain MiFID activities without a separate authorization. AEL is also an appointed representative of AMI. As appointed representatives of AMI, both ACMI and AEL can undertake certain activities that are regulated under FSMA, without a separate FCA authorization.

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

Apollo Investment Management Europe LLP (“AIME”), registered in England and Wales, is authorized and regulated by the FCA in the United Kingdom as an alternative investment fund manager, with permission to manage and market alternative investment funds (“AIFs”), such as, among others, certain private equity funds, credit funds and real estate funds. AIME acts as an alternative investment fund manager to certain EEA AIFs and has overall responsibility for risk and portfolio management in relation to those AIFs. The FCA is responsible for supervising AIME’s compliance with the FSMA, in particular with the Alternative Investment Fund Managers Regulations 2013 which were implemented into U.K. law because of the EU Alternative Investment Fund Managers Directive (the “AIFMD”), and related rules. Apollo Investment Management Europe (Luxembourg) S.à r.l. (“AIME Lux”), a Luxembourg regulated entity, was incorporated by Apollo in Luxembourg on January 2, 2019 and received approval from the Luxembourg Commission de Surveillance du Secteur Financier (“CSSF”) to carry out certain activities regulated by the CSSF (including managing and marketing AIFs and, subsequently, certain investment business licenses under MiFID (defined below)), with registration effective from such date. AIME Lux is subject to the regulatory requirements imposed, inter alia, by the AIFMD and MiFID, including with respect to conduct of business, regulatory capital, valuations, disclosures and marketing and rules on the structure of remuneration for certain personnel.

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

AGM India Advisors Private Limited is a private company incorporated in India under the Companies Act, 1956 and is regulated by the Ministry of Corporate Affairs. Additionally, since there are foreign investments in the company, AGM India Advisors Private Limited is also subject to the Foreign Exchange Management Act, 1999 (and rules and regulations made thereunder) which falls within the purview of Reserve Bank of India. The company also acts as the Investment Manager and Sponsor to Asia Real Estate II India Opportunity Trust and AP India Opportunity Trust - India Real Estate II Scheme.

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

AP India Opportunities Trust is a Master trust organized in India and registered with the Securities and Exchange Board of India (SEBI) as a Category II Alternative Investment Fund. The Trust is subject to the regulatory requirements under the Securities and Exchange Board of India Act, 1992 and the regulations issued thereunder governing alternative investment funds in India. Such regulations primarily govern the permitted investment activities, concentration and governance norms and reporting requirements for alternative investment funds. Additionally, since there are foreign investments in the trust, Asia Real Estate II India Opportunity Trust along with India Real Estate II Scheme is also subject to the Foreign Exchange Management Act, 1999 (and rules and regulations made thereunder) which falls within the purview of Reserve Bank of India. The Trust has set up one scheme namely India Real Estate II Scheme. The second scheme (India Real Estate II Scheme II) under the Trust is currently awaiting approval from SEBI.

AIP Investment Advisors Private Limited is a private company incorporated in India under the Companies Act, 1956 and is regulated by the Ministry of Corporate Affairs. Additionally, since there are foreign investments in the company, AIP Investment Advisors Private Limited is also subject to the Foreign Exchange Management Act, 1999 (and rules and regulations made thereunder) which falls within the purview of Reserve Bank of India. The Company is also the Investment Manager and Sponsor to AION India Opportunities Trust and AIP India Opportunities Trust.

AION India Opportunities Trust is a trust organized in India and registered with the Securities and Exchange Board of India as a Category II Alternative Investment Fund. AION India Opportunities Trust is subject to the regulatory requirements under the Securities and Exchange Board of India Act, 1992 and the regulations issued thereunder governing alternative investment funds in India. Such regulations primarily govern the permitted investment activities, concentration and governance norms and reporting requirements for alternative investment funds. Currently, there are no investments in AION India Opportunities Trust and it is lying dormant. An application has been filed with SEBI for dissolution of this trust which is currently under consideration.

AIP India Opportunities Trust is a Master trust organized in India and registered with the Securities and Exchange Board of India (SEBI) as a Category II Alternative Investment Fund. The Trust is subject to the regulatory requirements under the Securities and Exchange Board of India Act, 1992 and the regulations issued thereunder governing alternative investment funds in India. Such regulations primarily govern the permitted investment activities, concentration and governance norms and reporting requirements for alternative investment funds. The Trust has not filed any Scheme so far.

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

Apollo Management Asia Pacific Limited is a limited company incorporated in Hong Kong under the Companies Ordinance and holds a Type 1: Dealing in Securities and Type 4: Advising in Securities license with the Hong Kong Securities and Futures Commission.

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

We generally operate without information barriers between our asset management businesses. In an effort to manage possible risks resulting from our decision not to implement these barriers, our compliance personnel maintain a list of issuers for which we have access to material, non-public information and whose securities our funds and investment professionals are not permitted to trade. We could in the future decide that it is advisable to establish information barriers, particularly as our business expands and diversifies. In such event our ability to operate as an integrated platform will be restricted. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our businesses.”

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
SUMMARY RISK FACTORS
Some of the factors that could materially and adversely affect our business, financial condition, results of operations and cash flows include, but are not limited to, the following:
•The ongoing COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and is expected to continue to impact our business, financial condition and results of operations.
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
•Misconduct by our current or former employees, directors, advisers, third party-service providers or others affiliated with us could harm us by impairing our ability to attract and retain investors and by subjecting us to significant legal liability, regulatory scrutiny and reputational harm.
•Underwriting, syndicating and securities placement activities expose us to risks.
•Climate change and regulatory and other efforts to reduce climate change could adversely affect our business.
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
•The market price and trading volume of our Preferred shares may be volatile, which could result in rapid and substantial losses for our stockholders.
•An investment in our Preferred shares is not an investment in any of our funds, and the assets and revenues of our funds are not directly available to us.
•We cannot assure you that our intended quarterly dividends on our Preferred shares will be paid each quarter or at all.
•Apollo Global Management, Inc. holds all of our shares of common stock.
•We are not required to comply with most corporate governance requirements under the rules of the NYSE.
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
•If the impact of COVID-19 continues, we and our funds may have fewer opportunities to successfully exit existing investments, due to, among other reasons, lower valuations, decreased revenues and earnings, higher rates of inflation, higher interest rates, lack of potential buyers with financial resources to pursue an acquisition, or limited or no ability to conduct initial public offerings in equity capital markets, resulting in a reduced ability to realize value from such investments;
•The pandemic may strain our liquidity. Declines or delays in realized performance revenues and management fees would adversely impact our cash flows and liquidity. While as of December 31, 2021, we had $1.4 billion of unrestricted cash and cash equivalents and U.S. Treasury securities, as well as $750 million available capacity under our revolving credit facility, to the extent we incur additional debt relative to our current level of earnings or experience a decrease in our level of earnings as a result of COVID-19 or otherwise, our credit rating could be adversely impacted. Any downgrade in our credit rating would increase our interest expense under our existing credit facility and could limit the availability of future financing;
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
•An extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic; and
•COVID-19 presents a significant threat to our employees’ well-being and morale. While we have implemented a business continuity plan to protect the health of our employees and have contingency plans in place for key employees or executive officers who may become sick or otherwise unable to perform their duties for an extended period of time, such plans cannot anticipate all scenarios, and we may experience potential loss of productivity or a delay in the rollout of certain strategic plans. The longer-term effects of COVID-19 on the workplace and workforce remain unclear. An extended period of remote working may hinder our ability to attract, train, and retain talent, and may impact our ability to sustain our firm culture.
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
Governmental policy changes and regulatory reform could have a material impact on our business. Uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels have introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. Such uncertainty has been exacerbated by the effects of, and the government’s response to, the COVID-19 pandemic. The potential for changes in policy and regulation is heightened significantly by the change in the U.S. administration. New legislative, regulatory or policy changes could significantly impact our business and the business of portfolio companies of funds we manage, as well as the markets in which we compete. Furthermore, negative public sentiment could lead to heightened scrutiny and criticisms of our business model generally, or our business and investments in particular. For example, in June 2019, certain members of Congress introduced the Stop Wall Street Looting Act of 2019, a comprehensive bill intended to fundamentally reform the private equity industry. Also, on February 9, 2022, the SEC issued proposed rules under the Investment Advisers Act that, if adopted, would impose significant new requirements on private fund advisers. The SEC proposal includes enhanced disclosures and fund audits, cyber risk management and incident reporting and prohibitions on certain sales practices, conflicts and compensation arrangements. If adopted as proposed, the new rules may negatively impact our funds and our business. In addition, disagreements over the federal budget have led to the shutdown of the U.S. federal government for periods of time and may recur in the future. Each federal shutdown may have a negative impact on the operations and business of certain of our funds’ portfolio companies. To the extent changes in the political environment have a negative impact on us or portfolio companies of funds we manage, or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted in the future.
Difficult market or economic conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of the investments made by our funds or reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenue, net income and cash flow and adversely affect our financial prospects and condition.
Our businesses and the businesses of the companies in which our funds invest are materially affected by conditions in the global financial markets and economic conditions throughout the world, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, national and international political circumstances (including wars, terrorist acts or security operations), natural disasters, climate change, pandemics or other severe public health crises and other events outside of our control. Recently, markets have been affected by the COVID-19 pandemic, interest rates in the U.S., inflation, imposition of trade barriers, ongoing trade negotiations with major U.S. trading partners and changes in the U.S. tax regulations. Additionally, operating outside the U.S. may also expose us to increased compliance risks, as well as higher compliance costs to comply with U.S. and non-U.S. anti-corruption, anti-money laundering and sanctions laws and regulations. These factors are outside our control and may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to these conditions.
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
A financial downturn could adversely affect our operating results in a number of ways, and if the economy experienced a prolonged global inflationary period or if the recession caused by COVID-19 were to continue or to get worse, our revenue and results of operations would decline by causing:
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
Tariffs imposed by the U.S. on products imported into the U.S. and other changes in U.S. trade policy have resulted in, and may continue to trigger, retaliatory actions by affected countries. Certain foreign governments instituted or considered imposing trade sanctions on certain U.S. goods, and others considered the imposition of sanctions that would deny U.S. companies access to critical raw materials. Additionally, certain countries have imposed trade barriers in response to the COVID-19 pandemic. It further remains unclear whether and how the U.S. and China will engage on trade issues. A “trade war” of this nature or other governmental action related to tariffs or international trade agreements or policies would have the potential to further increase costs, decrease margins, reduce the competitiveness of products and services offered by companies in which our funds have current or future investments and adversely affect the revenues and profitability of our funds’ portfolio companies whose businesses rely on goods imported from outside of the U.S. In addition, tariff increases may have a similar impact on suppliers and certain other customers of companies in which our funds have current or future investments, which could increase the negative impact on our operating results or future cash flows.
The withdrawal of the U.K. from the EU single market and customs union could have a range of adverse consequences for us, our funds and the portfolio companies of our funds.
The U.K. technically withdrew from the EU on January 31, 2020, triggering a negotiated transition period during which the U.K. remained in the EU single market and customs union and remained subject to EU laws and regulations. The transition period ended on December 31, 2020, also bringing an end to the availability of EEA passporting rights for Apollo’s U.K. entities. Various EU laws, rules and guidance have been on-shored into domestic U.K. legislation and certain transitional regimes and deficiency-correction powers exist to ease the transition.
The U.K. and the EU announced, on December 24, 2020, that they had reached agreement on a new Trade and Cooperation Agreement (the “TCA”) which addresses a range of aspects of the future relationship between the parties. The TCA was ratified by the U.K. Parliament on December 31, 2020 and applied on a provisional basis in the EU and the U.K. until it came into force on May 1, 2021. The TCA addresses, for example, trade in goods and the ability of U.K. nationals to travel to the EU on business but defers other issues. While the TCA includes a commitment by the U.K. and the EU to keep their markets open for persons wishing to provide financial services through a permanent establishment, it does not address substantive future cooperation in the sphere of financial services or reciprocal market access into the EU by U.K. firms under so-called “equivalence” arrangements or otherwise.
While the TCA provides clarity in some areas, elements of the uncertainty that has accompanied much of the Brexit process continues. This is driven by the ongoing uncertainty relating to equivalence and the extent to which the EU grants reciprocal access to U.K. firms in the sphere of financial services and that, as a new agreement, the implications and operation of the TCA may be subject to change and/or develop at short notice.
That uncertainty to date has resulted in volatility in the U.K. and EU financial markets; foreign exchange fluctuations of the pound sterling relative to the euro and the U.S. dollar; fluctuations in the market value of U.K. and EU assets; increased illiquidity of investments located in and/or listed in the U.K.; and lower growth rates in the U.K. and in the EU. The outcomes following the implementation of the TCA (and any subsequent discussions between the U.K. and EU in respect of matters not within its scope) have started, and may continue to affect, among other things, trade in goods and services (including the availability of equivalence regimes for financial services firms); immigration and business travel rules, the ability to move employees across borders, and recognition of professional qualifications; legal and regulatory regimes; and market access rules.
The impact of this uncertainty as well as that of (a) the TCA (and any subsequent discussions between the U.K. in relation to equivalence assessments for financial services), (b) ongoing discussions between the U.K. and the EU in relation to other aspects of Brexit which remain be finalized or which may be subject to further change, and (c) the operation of on-shored

EU laws, rules and guidance in the U.K. are difficult to predict, and could adversely affect the portfolio companies of our funds, the availability of credit and liquidity for these businesses and the return on our funds and their investments. It is possible, for example, that certain of our funds’ investments may need to be restructured to enable their objectives fully to be pursued (e.g., because of a loss of passporting rights for U.K. financial institutions or the failure to put equally effective arrangements in place). This may increase costs or make it more difficult for us to pursue our objectives.
The outcomes discussed above could also affect the ways in which we are able to operate in the U.K. as well as from the U.K. into the remainder of the EEA (and, vice versa, in relation to any new entities we establish and license in the EEA). This may have an impact on us, including the cost of, risk to, manner of conducting or location of, our European business and our ability to hire and retain key staff in Europe. This may also impact the markets in which we operate; the funds managed or advised by us; our fund investors or our ability to raise capital from them; and ultimately the returns which may be achieved. In this regard, there can be no guarantee that plans to deal with, or mitigate adverse consequences of, Brexit will perfectly or efficiently replicate arrangements which were available to us through to the end of the transition period.
We could be adversely affected by economic, political, fiscal and/or other developments in or affecting Eurozone countries.
Our operating results could be affected by economic, political, fiscal and/or other developments in the Eurozone. Additional waves of COVID-19 infections and lockdowns continue to pose a considerable risk to the Eurozone economy, and may require support through fiscal policies and monetary policies, including purchases of sovereign debt and liquidity support for lenders, as well as support for businesses, particularly small- and medium-sized enterprises. Additionally, the EU’s €750 billion recovery fund may not be sufficient to support economic recovery. A prolonged public health crisis could have a significant impact on the economic recovery of Eurozone countries, which in turn could adversely affect financial, credit and foreign exchange markets, the ability to access funding in the capital markets or from banks, levels of business activity, business sentiment and consumer confidence. These potential developments, or market perceptions concerning these and related issues, could adversely affect our businesses.
Climate change and regulatory and other efforts to reduce climate change could adversely affect our business.
We and our funds’ portfolio companies face a number of risks associated with climate change including both transition and physical risks. The transition risks that could impact our Company and our funds’ investments in portfolio companies include those risks related to the impact of U.S. and foreign climate-and ESG-related legislation and regulation, as well as risks arising from climate-related business trends. Moreover, we and our funds’ investments in portfolio companies are subject to risks stemming from the physical impacts of climate change.
New climate change-related regulations or interpretations of existing laws may result in enhanced disclosure obligations that could negatively affect us or our funds’ investments in portfolio companies and also materially increase our regulatory burden. Increased regulations generally increase the costs to us and our funds’ portfolio companies, and those higher costs may continue to increase if new laws require additional resources, including spending more time, hiring additional personnel or investing in new technologies. Moreover, significant increases in regulatory compliance expenses may negatively impact our funds’ portfolio company investments. In particular, compliance with climate- and other ESG-related rules in the EU is expected to result in increased legal and compliance costs and expenses which would be borne by us and our funds’ portfolio companies. See “Investment Management Risks—We are subject to increasing scrutiny from institutional investors with respect to the social impact of investments made by our funds, which may constrain capital deployment opportunities for our funds and adversely impact our ability to raise capital from such investors.” In addition, our funds’ portfolio companies could face transition risk if carbon-related regulations or taxes are implemented.
We also face business trend-related climate risks. Certain fund investors are increasingly taking into account ESG factors, including climate risks, in determining whether to invest in the funds we manage. See “Investment management Risks—We are subject to increasing scrutiny from institutional investors with respect to the social impact of investments made by our funds, which may constrain capital deployment opportunities for our funds and adversely impact our ability to raise capital from such investors.” Additionally, our reputation and investor relationships could be damaged as a result of our involvement, or our funds’ involvement, in certain industries, portfolio companies or transactions associated with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.
Further, significant physical effects of climate change including extreme weather events such as hurricanes or floods, can also have an adverse impact on certain of our funds’ investments in portfolio companies and other investments, especially real asset investments and portfolio companies that rely on physical factories, plants or stores located in affected areas. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. For example, unseasonal or violent weather events can have a material impact to businesses or properties that focus on tourism or recreational travel.

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
If a fund performs poorly, we will receive little or no performance fees with regard to the fund and little income or possibly losses from any principal investment in the fund. Furthermore, if, as a result of poor performance of later investments in a fund’s life, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we could be obligated to repay the amount by which performance fees that were previously distributed to us exceeds amounts to which we are ultimately entitled. As a result of market deteriorations, several of our funds may go into clawback. In such instance, if certain of our funds were liquidated at their fair value at that date, there would be a clawback repayment obligation or liability, see note 15 to our consolidated financial statements for further details. There can be no assurance that we will not incur a clawback repayment obligation in the future. Our fund investors and potential fund investors continually assess our funds’ performance and our ability to raise capital. Accordingly, poor fund performance may deter future investment in our funds and thereby decrease the capital committed or invested in our funds and ultimately, our management fee income.
Changes in the debt financing markets may negatively impact the ability of our funds and their portfolio companies to obtain attractive financing for their investments and may increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and potentially decrease our net income.
In the event that our funds are unable to obtain committed debt financing for potential investments, including acquisitions, or can only obtain debt at an increased interest rate or otherwise on unfavorable terms, our funds may have difficulty completing otherwise profitable investments or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the investment income earned by us. Any failure by lenders to provide previously committed financing can also expose us to potential claims by counterparties with which our funds have contracted to effectuate an investment transaction (i.e., sellers of businesses which our funds may have contracted to purchase). Our funds’ portfolio companies regularly access the corporate debt and securitization markets in order to obtain financing for their operations. To the extent that the current credit markets and/or regulatory or other changes render financing difficult to obtain or more expensive, this could negatively impact the operating performance of such portfolio companies and funds, and lead to lower-yielding investments with respect to such funds and, therefore, lower the investment returns of our funds. Conversely, certain of the strategies pursued by funds we manage benefit from higher interest rates, and a sustained low interest rate environment may negatively impact expected returns for these funds. In addition, to the extent that the current markets make it difficult or impossible for a portfolio company to refinance debt that is maturing in the near term, it may face substantial doubt as to its status as a going concern (which may result in an event of default under various agreements) or it may be unable to repay such debt at maturity and be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.
A decline in the pace of investment in our funds, an increase in the pace of sales of investments in our funds or an increase in the amount of origination, syndication, arranger, structuring and other similar financing-related fees we share with our fund investors would result in our receiving less revenue from fees.
A variety of fees that we earn, such as origination, syndication, arranger, structuring and other similar financing-related fees, are driven in part by the pace at which our funds make investments. Many factors could cause a decline in the pace of investment, including the inability of our investment professionals to identify attractive investment opportunities, competition for such opportunities, decreased availability of capital on attractive terms and our failure to consummate identified investment opportunities because of business, regulatory or legal complexities and adverse developments in the U.S. or global economy or financial markets. Any decline in the pace at which our funds make investments would reduce our origination, syndication, arranger, structuring and other similar financing-related fees and could make it more difficult for us to raise capital. Likewise, during attractive selling environments, our funds may capitalize on increased opportunities to exit investments. Any increase in the pace at which our funds exit investments would reduce origination, syndication, arranger, structuring and other similar financing-related fees. In addition, some of our fund investors have requested, and we expect to continue to receive requests from fund investors, that we share with them a larger portion, or all, of certain types of fees generated by our funds’ investments, such as management consulting fees and merger and acquisition transaction advisory fees, or that expenses arising from the operation of our funds be borne by us alone, rather than the funds. To the extent we accommodate such requests, it would result in a decrease in the amount of fee revenue we could earn. For example, in Fund VIII and Fund IX we agreed that 100% of management consulting fees and merger and acquisition transaction advisory fees will be shared with the management fee paying investors in the fund through a management fee offset mechanism.
We may be unable to continue generating fees from our underwriting, syndicating and securities placement business.
Certain of our subsidiaries, such as AGS and AGF, perform underwriting, syndicating and securities placement services for our funds and their portfolio companies, as well as for investments made by Athene. Our ability to grow these services depends on a number of factors, some of which are outside our control. For example, the growth of this business depends on our ability to attract, train, and retain talented employees. Similarly, changes in the equity and debt markets may impact the ability of our underwriting, syndicating and securities placement services to remain profitable or to grow. Moreover, our ability to expand this business is contingent on our management’s continued ability to source deals and complete transactions for our funds, their portfolio companies and Athene. Finally, our ability to cooperate with third parties in providing such services is important as we usually work together with other independent underwriters or placement agents to provide these services. Any of these factors could impact our results of operations. In addition, to the extent we are unable to syndicate commitments to third parties or are otherwise required to hold them on our balance sheet for an extended period of time, our business and results of operations may be negatively impacted.
We are subject to increasing scrutiny from institutional investors with respect to the social impact of investments made by our funds, which may constrain capital deployment opportunities for our funds and adversely impact our ability to raise capital from such investors.
In recent years, certain institutional investors, including public pension funds, have placed increasing importance on the social impact of investments made by the funds to which they commit capital, including with respect to environmental, social and governance (“ESG”) matters. Certain public pension funds have also demonstrated increased activism with respect to existing investments, including by urging asset managers to take certain actions that could adversely impact the value of an investment, or refrain from taking certain actions that could improve the value of an investment. Similarly, certain of our investors, particularly institutional investors, use third-party benchmarks or scores to measure our ESG practices, and decide whether to invest in our funds. At times, certain investors have conditioned future capital commitments on the taking or refraining from taking of such actions, and we may face reputational challenges if we delay or fail to successfully take such actions. Investors’ increased focus and activism related to ESG and similar matters may constrain our capital deployment opportunities. In addition, institutional investors may decide to withdraw previously committed capital from our funds (where such withdrawal is permitted) or to not commit capital to future fundraises as a result of their assessment of our approach to and consideration of the social impact of investments made by our funds. As public pension funds represent a significant portion of our funds’ investor bases, to the extent our access to capital from such investors is impaired, we may not be able to maintain or increase the size of our funds or raise sufficient capital for new funds, which may adversely impact our revenues.
In addition, ESG matters have been the subject of increased focus by certain regulators in the EU. Governmental regulators and other authorities in the EU have proposed or implemented a number of initiatives and additional rules and regulations that could adversely affect our business. For example, in December 2016, the European Commission established a “High-Level Expert Group on Sustainable Finance.” In May 2018, the European Commission adopted a package of measures relating to its “action plan on sustainable finance,” which included (i) a proposal for a regulation to establish a framework to facilitate sustainable investment, (ii) a proposal for a regulation on disclosures relating to sustainable investments and sustainability risks and amending the EU pension fund directive, IORP II, to include ESG considerations into the advice provided by investment firms and (iii) a proposal for a regulation amending the benchmark regulation (to create a new category of benchmark relating to low carbon and positive carbon investments). EU legislators are in the process of adopting new rules to standardize the definition of environmentally sustainable investing. If regulators disagree with the procedures or standards our funds use for ESG investing, or new regulation or legislation, if adopted, requires a methodology of measuring or disclosing ESG impact that is different from our current practice, our business and reputation could be adversely affected.
Additionally, the action plan contemplates establishing a “taxonomy” for sustainable activities, establishing EU labels for green financial products, introducing measures to clarify asset managers’ and institutional investors’ duties regarding sustainability in their investment decision-making processes, strengthening the transparency of companies on their ESG policies and introducing a “green supporting factor” in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. In December 2019, the European Parliament and the Council of the European Union approved the Regulation on the Establishment of a Framework to Facilitate Sustainable Investment (the “Taxonomy Regulation”). The Taxonomy Regulation sets forth a general framework for the development of an EU-wide classification system for environmentally sustainable economic activities. Certain provisions took effect on January 1, 2021 and others will follow in 2022 and 2023. Although not all of the specifics of the taxonomy for sustainable activities have yet been agreed and published, there is a risk that a significant reorientation in the market could be adverse to our investment businesses, at least in the short term, and to our funds’ portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint.
The action plan further includes the EU’s Regulation on sustainability-related disclosures in the financial services sector (the “sustainable finance disclosure regulation” or “SFDR”). SFDR came into effect on March 10, 2021. The SFDR requires financial market participants falling within its scope to make new disclosures on ESG matters, including both publicly on a website, and in pre-contractual documentation for financial products. The disclosure requirements relate to, among other things, the integration of sustainability risks into investment decision-making processes and remuneration policies, the likely impact of sustainability risks on the returns of financial products, and additional anti-“greenwashing” disclosures for those products which either promote sustainability characteristics or have a sustainable investment objective. If regulators disagree with the disclosures we make for SFDR purposes, we may face regulatory enforcement action, and our business or reputation could be adversely affected. If investors, allocators or intermediaries are dissatisfied with the nature and scope of our SFDR disclosures, relative to our peers, we may be placed at a competitive disadvantage, which may adversely affect our ability to retain or raise capital for our funds, which may adversely affect our revenues.
In addition, in-scope financial market participants are required to “comply or explain” whether they adhere to a values-based investing regime codified within SFDR, known as the principal adverse impact (“PAI”) regime. SFDR requires firms adhering to the PAI regime to conduct investment due diligence based on the harm that their investment positions may cause to a prescribed list of ESG indicators. We have opted to explain that we will not make the relevant disclosures of PAI and, while such an approach is legally permitted, we may be placed at a competitive disadvantage relative to firms which choose to comply with the PAI regime, if investors, allocators or intermediaries prefer to invest with financial market participants which adhere to the PAI regime, which may adversely affect our revenues and reputation.
The SFDR is intended to be supplemented by further regulatory technical standards (the “RTS”), which will provide further technical details on the disclosure requirements for the PAI regime and for products which either promote sustainability characteristics or have a sustainable investment objective. The RTS will not be in force until June 30, 2023, and, in its absence, firms have been instructed by the European Commission to adopt a model of “principles based compliance” with SFDR. Principles-based compliance requires us to make individual judgments on how to comply with complex legislation, which carries legal risk given the inherent uncertainties of making individual judgments in the place of technical standards, and exposes us to the risk of regulatory criticism or enforcement, if a relevant regulator objects to our decisions.
ESG matters have also been the subject of increased focus by the Government and regulators in the U.K. The U.K. Government has outlined various initiatives in its publication: ‘Greening Finance: A Roadmap to Sustainable Investing’, including:
•Sustainability Disclosure Requirements (“SDR”): Real economy companies, including listed issuers, and asset managers and asset owners will be required to report on their sustainability risks, opportunities and impacts. The regime will build on measures already taken or underway to implement disclosure rules aligned with the recommendations of the Taskforce on Climate-related Financial Disclosures (“TCFD”) across the economy, expanding the scope to cover wider sustainability topics beyond climate change. SDR will also include disclosure requirements relating to the forthcoming U.K. Green Taxonomy (defined as a “common framework setting the bar for investments that can be defined as environmentally sustainable”). The Government has confirmed that the global baseline sustainability reporting standards to be developed by the International Financial Reporting Standards Foundation’s International Sustainability Standards Board will form a core component of the SDR framework, and the backbone of its corporate reporting element.
•Sustainable investment labels: Certain investment products will be required to display a label reflecting their sustainability characteristics. This will complement the entity- and product-level SDR disclosures. The FCA plans to develop and implement the labels, building on existing work under other domestic and international initiatives by industry and official sector initiatives.
The FCA has already proposed rules to implement certain aspects of these initiatives and will be consulting in 2022 on further rules to implement other aspects.
If regulators disagree with the disclosures we make in connection with the above regimes, we may face regulatory enforcement action, and our business or reputation could be adversely affected. If investors, allocators or intermediaries are dissatisfied with the nature and scope of our disclosures, relative to our peers, we may be placed at a competitive disadvantage, which may adversely affect our ability to retain or raise capital for our funds, which may adversely affect our revenues.
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
In addition, certain institutional investors, including sovereign wealth funds and public pension funds, continue to demonstrate an increased preference for alternatives to the traditional investment fund structure, such as managed accounts, specialized funds and co-investment vehicles. We also have entered into strategic partnerships with certain institutional investors whereby we manage that investor’s capital across a variety of our products on separately negotiated terms. There can be no assurance that such alternatives will be as profitable to us as traditional investment fund structures, and the impact such a trend could have on our results of operations, if widely implemented, is unclear. Moreover, certain institutional investors continue to demonstrate a preference to in-source their own investment professionals and to make direct investments in alternative assets without the assistance of investment advisers like us. Such institutional investors may become our competitors and could cease to be our clients. Additionally, certain institutional investors may not invest in our funds at all or may invest at reduced amounts out of concerns stemming from the completion of our merger with Athene. Further, certain investors have implemented or may implement restrictions against investing in certain types of asset classes such as fossil fuels, which would affect our ability to raise new funds focused on those asset classes, such as funds focused on energy or natural resources. Finally, the ability of our funds to raise capital from certain investors may also be adversely impacted as a result of countries implementing certain tax avoidance measures as part of the OECD/G20 Base Erosion and Profit Shifting (“BEPS”) project if these investors decide to invest on their own or only in funds with similarly situated investors. See “—We make investments in companies that are based outside of the U.S., which may expose us to additional risks not typically associated with investing in companies that are based in the U.S.”
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
Prior to the receipt of capital contributions from the fund’s investors, many of our funds utilize subscription lines of credit to fund investments and operations. Some of these are intended as a source of longer-term borrowings for investments by the relevant funds. Additionally, some of our funds fund investments through the use of net asset value-based fund finance facilities (“NAV facilities”) that are backed by the fund’s investment portfolio. In each instance, since interest expense and other costs of borrowings are an expense of the fund, the fund’s net multiple of invested capital may be reduced, as well as the amount of carried interest generated by the fund. Any material reduction in the amount of carried interest generated by a fund will adversely affect our revenues.
We may not have sufficient cash to satisfy general partner obligations to return performance fees if and when they are triggered under the governing agreements with our fund investors.

Performance fees from our private equity funds and certain of our credit and real assets funds are subject to contingent repayment by the general partner if, upon the final distribution, the relevant fund’s general partner has received cumulative performance fees on individual portfolio investments in excess of the amount of performance fees it would be entitled to from the profits calculated for all portfolio investments in the aggregate. Adverse economic conditions may increase the likelihood of triggering these general partner obligations. The Former Managing Partners, Contributing Partners and certain current and former investment professionals have personally guaranteed, subject to certain limitations, these general partner obligations. We may choose to satisfy contingent repayment obligations on behalf of other guarantors who are either unwilling or unable to satisfy their repayment obligations in order to preserve our relationships with our funds’ investors. We have agreed to indemnify the Former Managing Partners and certain Contributing Partners against all amounts that they pay pursuant to any of these personal guarantees in favor of certain funds that we manage (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that the Former Managing Partners and Contributing Partners have contributed or sold to the Apollo Operating Group. To the extent one or more such general partner obligations were to be triggered, we might not have available cash to repay the performance fees and satisfy such obligations, or if applicable, to reimburse the Former Managing Partners and Contributing Partners for the indemnifiable percentage of amounts that they are required to pay under their guarantees. If we were unable to repay such performance fees, we would be in breach of the relevant governing agreements with our fund investors and could be subject to liability.
The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Preferred shares.
We have presented in this report the returns relating to the historical performance of our private equity, credit and real assets funds. The returns are relevant to us primarily insofar as they are indicative of performance fees we have earned in the past and may earn in the future, our reputation and our ability to raise new funds. The returns of the funds we manage are not, however, directly linked to returns on our Series A Preferred shares or Series B Preferred shares. Therefore, you should not conclude that any continued positive performance of the funds we manage will necessarily result in positive returns on an investment in Preferred shares. However, poor performance of the funds we manage will cause a decline in our revenue from such funds, and would therefore have a negative effect on our performance and the value of our Preferred shares. An investment in our Preferred shares is not an investment in any of the Apollo funds.
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
As a result of the expected discontinuation of certain unsecured benchmark interest rates, including LIBOR and other Interbank Offered Rates (“IBORs”), regulators and market participants in various jurisdictions have been working to identify alternative reference rates that are compliant with the International Organization of Securities Commission’s standards for transaction-based benchmarks. In the U.S., the Alternative Reference Rates Committee (the “ARRC”), a group of market and official sector participants, identified the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative benchmark rate. Other alternative reference rates have been recommended in other jurisdictions. On December 4, 2020, the ICE Benchmark Administration (“IBA”) published its consultation on its intention to cease the publication of LIBOR settings: on December 31, 2021 for all settings of GBP, EUR, JPY and CHF LIBOR and lesser used settings of USD LIBOR and on June 30, 2023 for the more commonly used settings of USD LIBOR. As of December 31, 2021, federal banking agencies have required banks to cease entering into any new contracts that use LIBOR as a reference rate. Banks have also been encouraged to identify any contracts that extend beyond June 30, 2023 (the expiration date for the FCA’s extension of overnight, 1-, 3-, 6- and 12-month LIBOR) and to implement plans to identify and address insufficient contingency provisions in such contracts.
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
•the proliferation of special purpose acquisition companies (“SPACs”) may compete with our funds for investment opportunities and drive up asset prices;
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
Many of our funds invest in securities or other financial instruments that are not publicly traded or are otherwise viewed as “illiquid.” In many cases, our funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. The ability of many of our funds, particularly our private equity funds, to dispose of investments is heavily dependent on the public equity markets, inasmuch as the ability to realize value from an investment may depend upon the ability to complete an IPO of the portfolio company in which such investment is held. Furthermore, large holdings even of publicly traded equity securities can often be disposed of only over a substantial period of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. Moreover, because the investment strategy of many of our funds often entails our having representation on public portfolio company boards, our funds may be restricted in their ability to affect such sales during certain time periods. Accordingly, our funds may be forced, under certain conditions, to sell securities at a loss.
Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.
Because certain of our funds’ investments rely heavily on the use of leverage, our ability to achieve attractive rates of return on investments will depend on our continued ability to access sufficient sources of indebtedness at attractive rates. For example, in many of our private equity fund investments, indebtedness may constitute 70% or more of a portfolio company’s total debt and equity capitalization, including debt that may be incurred in connection with the investment, and a portfolio company’s leverage may increase as a result of recapitalization transactions subsequent to the company’s acquisition by a private equity fund. Additionally, our private equity funds sometimes finance their equity contributions in a portfolio company through loans secured by all or part of such equity, further raising the significance of debt financing. The absence of available sources of senior debt financing for extended periods of time could therefore materially and adversely affect our funds. An increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments. Increases in interest rates could also make it more difficult to locate and consummate private equity investments because other potential buyers, including operating companies acting as strategic buyers, may be able to bid for an asset at a higher price due to a lower overall cost of capital. Conversely, certain of the strategies pursued by funds we manage benefit from higher interest rates, and a sustained low interest rate environment may negatively impact expected returns for these funds. Tax law amendments in the United States, Public Law Number 115-97, formerly known as the Tax Cuts and Jobs Act (the “TCJA”), introduced a limitation on the deductibility of interest for U.S. federal income tax purposes for corporations and pass-through entities. For taxable years beginning after December 31, 2017, taxpayers may no longer deduct business interest expense in excess of the sum of (i) business interest income and (ii) 30% (or, solely for the taxable years that begin in 2019 or 2020, 50%) of “adjusted taxable income” (which is similar to EBITDA for taxable years beginning before January 1, 2022, and similar to EBIT for taxable years beginning thereafter). Any excess business interest not allowed as a deduction in a taxable year as a result of the limitation generally will carry forward to the following taxable year. Although the impact of this limitation will vary across our funds’ portfolio companies, it is possible that we may not be able to utilize the same amount of leverage to finance investments going forward or that a material amount of interest expense may not be deductible for U.S. federal income tax purposes by our funds’ portfolio companies, both of which may have a material impact on our rates of return on investments. See “—Risks Related to Taxation—We may be subject to limitations on deducting interest expense that could have a material impact on our rates of return on investment.”
In addition, a portion of the indebtedness used to finance certain of our fund investments often includes high-yield debt securities. Availability of capital from the high-yield debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all. To the extent that there are limits on the amount or cost of financing our funds are able to obtain, the returns on our funds’ investments may suffer.
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
In addition, under the provisions of the Investment Company Act, AINV and ADS are permitted, as business development companies, to issue senior securities in amounts such that its asset coverage, as defined in the Investment Company Act, equals at least 150% after each issuance of senior securities. Further, AFT and AIF, as registered investment companies, are restricted in the (i) issuance of preferred shares to amounts such that their respective asset coverage (as defined in Section 18 of the Investment Company Act) equals at least 200% after issuance and (ii) incurrence of indebtedness, including through the issuance of debt securities, such that, immediately after issuance the fund will have an asset coverage (as defined in the Investment Company Act) of at least 300%. The ability of AFT and AIF to pay dividends on their common stock may be restricted if the asset coverage of their indebtedness falls below 300% and if the asset coverage on their preferred stock falls below 150%. AINV and ADS will be restricted if their asset coverage ratio falls below 150% and any amounts that they use to service their indebtedness are not available for dividends to their common stockholders. An increase in interest rates could also decrease the value of fixed-rate debt investments that our funds make. Any of the foregoing circumstances could have a material adverse effect on our financial condition, results of operations and cash flow.
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
With respect to our funds that are subject to the Investment Company Act, following the initial two years of operation, each fund’s investment management agreement must be approved annually by (i) such fund’s board of directors or by the vote of a majority of the funds’ stockholders and (ii) in each case, also by a majority of the independent members of such fund’s board of directors. Each investment management agreement for such funds can also be terminated on not more than 60 days’ notice by the funds’ board of directors or by a vote of a majority of the outstanding shares. Currently, AFT and AIF, each a closed-end management investment company registered under the Investment Company Act, and AINV and ADS, each a closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act, are subject to these provisions of the Investment Company Act. We have also been engaged as a sub-advisor for funds that are subject to the Investment Company Act, and those sub-advisory agreements contain, among other things, renewal and termination provisions that are substantially similar to the investment management agreements for each of AFT, AIF, AINV and ADS. Termination of these agreements would reduce the fees we earn from the relevant funds, which could have a material adverse effect on our results of operations.
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
We and our funds have, and are likely to continue to, sponsor or otherwise make investments in, or facilitate the acquisition of companies by, SPACs. A SPAC is a special purpose vehicle formed for the purpose of raising capital to eventually acquire or merge with an existing business, which results in the existing business becoming the operating business of a public company in an alternative to the traditional initial public offering process. There are a number of risks associated with investing in SPACs, including: (i) because a SPAC is raised without a specifically-identified acquisition target, it may never, or only after an extended period of time, be able to find and execute a suitable business combination, during which period the capital invested in or committed to the SPAC will not be available for other uses; (ii) investments made by us and our funds in a SPAC may be entirely lost, or otherwise decline in value in the case of investments in third-party SPACs, if the SPAC does not execute a business combination during the finite period of time that is permitted for the related SPAC; (iii) SPACs typically invest in single assets and not diversified portfolios, and investments therein are therefore subject to significant concentration risk; (iv) SPACs incur substantial fees, costs and expenses related to their initial public offerings, being a public company (including in connection with changes in accounting practices related to SPACs) and in connection with pursuing a business combination (in some cases, regardless of whether, or when, the SPAC ultimately consummates a transaction); (v) the use of SPACs as an investment tool has recently become more widespread, and there remains substantial uncertainty regarding the viability of SPAC investing on a large scale and the supply of desirable targets and transactions relative to the pace at which SPACs have been formed; (vi) SPACs, SPAC sponsors, SPAC directors and officers, acquisition targets and sellers and other SPAC transaction participants have been subject to increasing litigation risks associated with transactions, resulting in increased fees (including, but not limited to, legal expenses, professional fees for third party fairness opinions and increased D&O insurance premiums) and reputational risks; (vii) any actual or perceived likelihood of litigation may result in acquisition targets reassessing the merits of SPAC transactions, causing SPACs to compete for fewer and less attractive de-SPAC targets; and (viii) SPACs and their investments have faced, and may continue to face, heightened scrutiny or adverse policies from regulatory and other authorities, including the SEC, and have been, and may continue to be, the focus of enforcement activities. In addition, SPACs can raise capital through offering – and SPAC investors such as us or our funds could ultimately hold in the ultimate target business – common, preferred, equity-linked, debt, private investment in public equity (“PIPE”) or other types of instruments, each of which is subject to the risks associated with such instruments. Furthermore, sponsoring SPACs or otherwise making investments in SPACs increases the likelihood that potential conflicts of interest relating to us and our funds’ investment activities may arise, see “—Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our business.”
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
Investments in our real estate funds are subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets, including the deterioration of real estate fundamentals. These risks include but are not limited to, those associated with the burdens of ownership of real property, general and local economic conditions, changes in supply of and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in the average occupancy and room rates for hotel properties, operating income, the financial resources of tenants, changes in building, environmental, zoning and other laws, casualty or condemnation losses, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, climate change (including transition and physical risks), pandemics, changes in government regulations (such as rent control or eviction moratoria), changes in real property tax rates, changes in income tax rates, changes in interest rates, the reduced availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes to the taxation of business entities and the deductibility of interest expense, negative developments in the economy that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, acts of god, terrorist attacks, war and other factors that are beyond our control. In addition, if our real estate funds acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of our fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms. In addition, our real estate funds may also make investments in residential real estate projects and/or otherwise participate in financing opportunities relating to residential real estate assets or portfolios thereof from time to time, which may be more highly susceptible to adverse changes in prevailing economic and/or market conditions and present additional risks relative to the ownership and operation of commercial real estate assets.
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
The governing agreements of certain of our funds allow the investors of those funds to, among other things, (i) terminate the commitment period of the fund in the event that certain “key persons” fail to devote the requisite time to managing the fund, (ii) (depending on the fund) terminate the commitment period, dissolve the fund or remove the general partner if we, as general partner or manager, or certain “key persons” engage in certain forms of misconduct, or (iii) dissolve the fund or terminate the commitment period upon the affirmative vote of a specified percentage of limited partner interests entitled to vote. Fund IX, on which our near-to medium-term performance will heavily depend, includes a number of such provisions. Certain of our other funds, such as some of our HVF and EPF funds, have similar provisions. Also, after undergoing the 2007 Reorganization, subsequent to which we deconsolidated certain funds that had historically been consolidated in our financial statements, we amended the governing documents of our funds at that time to provide that a simple majority of a fund’s unaffiliated investors have the right to liquidate that fund. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damage to us.
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
Our performance and the performance of our private equity funds, as well as many of our credit and real assets funds, are significantly affected by the value of the companies in which our funds have invested. Our funds invest in companies in many different industries, each of which is subject to volatility based upon a variety of factors, including economic and market factors. The credit crisis caused significant fluctuations in the value of securities and other financial instruments held by our funds, and the global economic recession had a significant impact on the performance of the portfolio companies owned by the funds we manage. Similarly, the COVID-19 pandemic continues to have a significant impact on the value of the investments of our funds and the results of our funds’ portfolio companies. Additionally, there remain many obstacles to continued growth in the economy such as global geopolitical events, risks of inflation and high deficit levels for governments in the U.S. and abroad. These factors and other general economic trends may impact the performance of portfolio companies in many industries and in particular, industries that are more impacted by changes in consumer demand, such as the packaging, manufacturing, energy, chemical and refining industries, as well as travel and leisure, gaming, financial services and real estate industries. The performance of our funds, and our performance, may be adversely affected to the extent our fund portfolio companies in these industries experience adverse performance or additional pressure due to downward trends. For example, the performance of certain of the portfolio companies of our funds in the packaging, manufacturing, energy, chemical and refining industries is subject to the cyclical and volatile nature of the supply-demand balance in these industries. These industries historically have experienced alternating periods of capacity shortages leading to tight supply conditions, causing prices and profit margins to increase, followed by periods when substantial capacity is added, resulting in oversupply, declining capacity utilization rates and declining prices and profit margins. In addition to changes in the supply and demand for products, the volatility these industries experience occurs as a result of changes in energy prices, costs of raw materials and changes in various other economic conditions around the world.
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
The performance of our funds’ investments in the commodities markets is also subject to a high degree of business and market risk, as it is substantially dependent upon prevailing prices of oil and natural gas. Certain of our funds have investments in businesses involved in oil and gas exploration and development, which can be a speculative business involving a high degree of risk, including: the volatility of oil and natural gas prices; the use of new technologies; reliance on estimates of oil and gas reserves in the evaluation of available geological, geophysical, engineering and economic data; and encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, equipment failures and other accidents in completing wells and otherwise, cratering, sour gas releases, uncontrollable flows of oil, natural gas or well fluids, adverse weather conditions, pollution, fires, spills and other environmental risks. Additionally, rising climate change concerns have led to additional regulation that could increase the operating costs and adversely affect the profitability of certain of these investments. If prices for oil and gas decrease, such as their decrease in 2020, for an extended period of time, there could be an adverse impact on the performance of certain of our funds, and this impact may be material. These prices are also subject to wide fluctuation in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as level of consumer product demand, the refining capacity of oil purchasers, weather conditions, government regulations, the price and availability of alternative fuels, political conditions, foreign supply of such commodities and overall economic conditions. It is common in making investments in the commodities markets to deploy hedging strategies to protect against pricing fluctuations but such strategies may or may not be employed by us or our funds’ portfolio companies, and even when they are employed they may not protect our funds’ investments.
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
The success of our businesses depends on the efforts, judgment and personal reputations of our key personnel. Their reputations, expertise in investing, relationships with our fund investors and relationships with members of the business community on whom our funds depend for investment opportunities and financing are each critical elements in operating and expanding our businesses. We believe our performance is strongly correlated to the performance of these individuals. Accordingly, our retention of our key personnel is crucial to our success. Our key personnel may resign, join our competitors or form a competing firm. If our key personnel were to join or form a competitor, some of our fund investors could choose to invest with that competitor, another competitor or not at all, rather than in our funds. The loss of the services of our key personnel would have a material adverse effect on us, including our ability to retain and attract investors and raise new funds, and the performance of our funds. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our key personnel. In addition, the loss of certain investment professionals and other key personnel may result in the termination of our role as general partner of certain of our funds and the termination of the commitment periods of certain of our funds. See “—If certain investment professionals leave our company, the commitment periods of certain of our funds may be terminated, and we may be in default under the governing documents of certain of our funds.”
If certain investment professionals leave our company, the commitment periods of certain of our funds may be terminated, and we may be in default under the governing documents of certain of our funds.
The governing agreements of certain of our funds provide that in the event certain “key persons” (such as certain investment professionals) fail to devote the requisite time to our businesses, the commitment period will terminate if a certain percentage in interest of the fund investors do not vote to continue the commitment period, or the commitment period may terminate for a variety of other reasons. This is true for example of Fund IX. Additionally, the governing agreements of certain of our funds contain “key person” provisions that could be triggered by virtue of certain investment professionals specified as “key persons” in such agreements failing to devote the required amount of their respective time to such businesses. A number of our other funds have similar provisions. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our funds would likely result in significant reputational damage to us.
Our ability to retain our investment professionals is critical to our success and our ability to grow depends on our ability to attract and retain key personnel.
Our success depends on our ability to retain our investment professionals and recruit additional qualified personnel. We anticipate that it will be necessary for us to add investment professionals as we pursue our growth strategy. However, we may not succeed in recruiting additional personnel or retaining current personnel, as the market for qualified investment professionals is extremely competitive. Our investment professionals possess substantial experience and expertise in investing, are responsible for locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities, and in certain cases have key relationships with our fund investors. Therefore, if our investment professionals join competitors or form competing companies it could result in the loss of significant investment opportunities and certain existing fund investors. Additionally, changes in law in the U.S. and U.K. have increased the tax rate on various income streams used to compensate investment professionals. More specifically, the TCJA changed the holding period requirement for investment professionals to receive long-term capital gain treatment on performance fees for taxable years beginning after December 31, 2017. Beginning in 2018, performance fees attributable to gains with respect to assets held for three years or less are treated as short-term capital gains and taxed at ordinary income rates. There remains uncertainty as to whether these rules may be further modified in the future. States and other jurisdictions in the past have also considered legislation to increase taxes with respect to performance fees. Certain states, including New York, as a response to certain aspects of the TCJA, have proposed legislation to reform the treatment of incentive income to tax such income at higher rates. Legislation similar to the proposal in New York has been considered in California and Connecticut (and passed in New Jersey although it is not currently effective), where a significant portion of our employees reside and could impact our ability to recruit investment professionals. In addition, the U.K. implemented legislation effective from April 2015 that changed the scope and tax rate for performance fees, particularly for individuals who have immigrated to the U.K., so called “non-domiciled individuals.” Further, from 2016, legislation that taxes carried interest returns as deemed trading income has come into force affecting certain U.K. based staff who have an interest in funds that have a weighted average holding period of fewer than 40 months. Because a portion of certain investment professionals’ compensation arises from equity interests in our businesses or a right to receive performance fees, the potentially less favorable tax treatment of performance fees in the U.S. or the U.K. could adversely affect our ability to recruit, retain and motivate our current and future investment professionals or require us to alter our approach to compensating investment professionals. Fluctuations in the distributions to investment professionals generated from performance fees could also impair our ability to attract and retain qualified personnel.
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
Amounts earned by our employees who participate in performance fees will vary year-to-year depending on our overall realized performance. As a result, there may be periods when management and/or the AGM compensation committee, as applicable, determines that allocations of realized performance fees are not sufficient to compensate individuals, which may result in an increase in salary, bonus and benefits, the modification of existing programs or the use of new remuneration programs, which may increase our overall compensation costs. Reductions in performance fee revenues could also make it harder to retain employees and cause employees to seek other employment opportunities.
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
Misconduct by our current and former employees, directors, advisers, third party-service providers or others affiliated with us could harm us by impairing our ability to attract and retain investors and by subjecting us to significant legal liability, regulatory scrutiny and reputational harm.
Our reputation is critical to maintaining and developing relationships with the investors in our funds, potential fund investors and third parties with whom we do business, and there is a risk that our employees, directors, advisers, third party-service providers or others affiliated with us could engage, deliberately or recklessly, in misconduct or fraud that creates legal exposure for us and adversely affects our businesses. In recent years, there have been a number of highly publicized cases involving fraud, conflicts of interest or other misconduct by individuals in the financial services industry (including in the workplace via inappropriate or unlawful behavior or actions directed to other employees). Employee misconduct or fraud could include, among other things, binding our funds to transactions that exceed authorized limits or present unacceptable risks and other unauthorized activities or concealing unsuccessful investments (which, in either case, may result in unknown and unmanaged risks or losses), or otherwise charging (or seeking to charge) inappropriate expenses. If an employee were to engage in illegal or suspicious activities, we could be subject to penalties or sanctions and suffer serious harm to our reputation, financial position, investor relationships and ability to attract future investors. For example, we could lose our ability to raise new funds if any of our “covered persons” is the subject of a criminal, regulatory or court order or other “disqualifying event.” See “—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus could result in additional burdens on our businesses—Exemptions from certain laws.” Additionally, our current and former employees, directors, consultants, sub-contractors or other affiliates and those of our funds’ portfolio companies becoming subject to allegations of sexual harassment, racial and gender discrimination or other similar misconduct, could, regardless of the ultimate outcome, result in adverse publicity that could significantly harm our and such portfolio company's brand and reputation. Similarly, allegations of misconduct could affect our reputation and ability to raise funds even if the allegations pertain to activities not related to our business and/or are proven to be unsubstantiated. Furthermore, our business often requires that we deal with confidential matters of great significance to us, our funds and companies in which our funds may invest, as well as trade secrets. If our employees, directors, consultants, sub-contractors or other affiliates were improperly to use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships, as well as face potentially significant litigation or investigation. It is not always possible to deter misconduct or fraud by employees or service providers, and the precautions we take to detect and prevent this activity may not be effective in all cases. Misconduct or fraud by our current and former employees, directors, advisers, third-party service providers, other affiliates or those of our funds’ portfolio companies, or even unsubstantiated allegations, could result in a material adverse effect on our reputation and our businesses.
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
A portion of our revenues, earnings and cash flow is highly variable, which may make it difficult for us to achieve steady earnings growth on a quarterly basis, which may cause the price of our Preferred shares to be volatile.
A portion of our revenues, earnings and cash flow is highly variable, primarily due to the fact that performance fees from our private equity funds and certain of our credit and real assets funds, which constitutes the largest portion of income from our combined businesses, and the transaction and advisory fees that we receive, can vary significantly from quarter to quarter and year to year. In addition, the investment returns of most of our funds are volatile. We may also experience fluctuations in our results from quarter to quarter and year to year due to a number of other factors, including changes in the values of our funds’ investments, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. Our future results will also be significantly dependent on the success of our larger funds (e.g., Fund VIII and Fund IX), changes in the value of which may result in fluctuations in our results. In addition, performance fees from our private equity funds and certain of our credit and real assets funds are subject to contingent repayment by the general partner if, upon the final distribution, the relevant fund’s general partner has received cumulative performance fees on individual portfolio investments in excess of the amount of performance fees it would be entitled to from the profits calculated for all portfolio investments in the aggregate. See “—Poor performance of the funds we manage would cause a decline in our revenue and results of operations, may obligate us to repay performance fees previously paid to us and would adversely affect our ability to raise capital for future funds.” Such variability may lead to volatility in the trading price of our Preferred shares and cause our results for a particular period not to be indicative of our performance in a future period. It may be difficult for us to achieve steady growth in earnings and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the price of our Preferred shares or increased volatility in the price of our Preferred shares in general.
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
Additionally, any expansion of our businesses could result in significant increases in our outstanding indebtedness and debt service requirements, which would increase the risks of investing in our Preferred shares, and may adversely impact our results of operations and financial condition.
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
The costs related to data security threats or disruptions may not be fully insured or indemnified by other means. In addition, data security has become a top priority for regulators around the world. For example, one of the 2021 examination priorities identified by the SEC’s Division of Examinations was to continue to examine for information security compliance procedures and controls, including testing the implementation of those procedures and controls. Additionally, many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation (“GDPR”) in the European Union and the U.K. Data Protection

Act 2018 (“DPA18”), both of which went into effect in May 2018, and the GDPR as it forms part of the law of England and Wales, Scotland and Northern Ireland (“UK GDPR”, and together with the GDPR and DPA18, the “European Privacy Laws”) which went into effect in January 2021, the Cayman Data Protection Law 2017 that went into effect in September 2019, and the California Consumer Privacy Act of 2018 (“CCPA”) that went into effect in January 2020. Some jurisdictions have also enacted laws requiring companies to notify individuals, attorneys general, or supervisory authorities of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, it could result in regulatory investigations, litigation and penalties, which could lead to negative publicity and may cause our fund investors and clients to lose confidence in the effectiveness of our security measures.
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
Many jurisdictions in which we operate have laws and regulations related to data privacy, cyber security and the protection of personal information, such as the European Privacy Laws. The European Privacy Laws have a wide territorial reach and apply to controllers and processors of personal data that have an establishment in the EU or the U.K. (as applicable) or which offer goods or services to, or monitor the behavior of, data subjects in the EU or the U.K. (as applicable). The European Privacy Laws impose stringent operational requirements on controllers and processors. These include (i) accountability and transparency obligations which require organizations to demonstrate and record compliance with the GDPR and the UK GDPR and to provide detailed information to data subjects regarding the processing of their personal data, (ii) obligations to consider data privacy as any new products or services are developed and to limit the amount of personal data they collect, process and store, (iii) ensuring and maintaining an appropriate level of security for personal data, and (iv) reporting of breaches to data protection authorities and, in some cases, affected individuals. The European Privacy Laws give strong enforcement powers to data protection authorities in the EU and the U.K. and introduce significant penalties for non-compliance, with fines of up to 4% of total annual worldwide turnover or €20 million / £17.5 million (whichever is higher), depending on the type and severity of the breach. Although they are currently broadly equivalent, the requirements of, and the respective enforcement authorities’ guidance and priorities in relation to, the GDPR and the UK GDPR may diverge over time. We are not yet able to anticipate accurately the ways in which the regulatory authorities and courts in the EU and U.K. will apply or interpret any divergence between the GDPR and the UK GDPR, or predict and respond to the wider regulatory or legislative developments that may affect our collection, use and processing of personal data in the EU and the U.K. This is the case in particular in relation to the validity of any contractual or other mechanism which we may use to lawfully transfer or receive any personal data to which the GDPR or the UK GDPR (as applicable) applies from the EU or U.K. to a “third country” which has not been deemed by the applicable regulatory authority to offer an essentially equivalent level of protection (which includes the U.S.). In addition, the Court of Justice of the European Union (“CJEU”) issued a ruling in July 2020 regarding the validity of the primary mechanism we use to safeguard transfers of personal data sent from the EU and the U.K. – namely, the European Commission-approved standard contractual clauses. As a result of the CJEU’s ruling, we may in certain cases be unable to transfer personal information outside the EU and the U.K. without a defined lawful mechanism under the GDPR or the DPA18, or we may be required to demonstrate that we have appropriate technical and organizational measures in place to ensure the legality of such transfers, and it currently is unclear how data protection authorities, courts and our counterparties will view or enforce such non-compliance. In June 2021, the European Commission published updated Standard Contractual Clauses for the international transfers of personal data subject to the GDPR (“New SCCs”). This means that, going forward, we must ensure that we use the New SCCs for any new restricted transfers of personal data subject to the GDPR (i.e., where a contract is not already in place). Any Standard Contractual Clauses we currently have in place will need to be updated to the New SCCs before December 27, 2022. The New SCCs cannot be used for transfers of personal data from the U.K. following Brexit, and so we must continue to use the old versions of the Standard Contractual Clauses at present for such transfers. In October 2021, the ICO launched a consultation on the introduction of an international data transfer agreement and risk assessment tool which aim to be the U.K.’s version of the New SCCs. At present, the results of this consultation have not been published and therefore it is currently unclear how or when this will be applied in practice to restricted personal data transfers from the U.K. We will therefore need to monitor this going forward to ensure we can take appropriate action where necessary to amend or update our contracts relating to personal data transfers from the U.K.
Jurisdictions throughout the U.S. have begun implementing their own data protection laws. In 2018, California adopted the CCPA, which went into effect on January 1, 2020. Like the GDPR and the UK GDPR, the CCPA broadly defines personal data, has a broad territorial scope and grants California residents extensive rights related to their data, including the right to know how their data is collected, used, shared and sold, and the right to request that their data be permanently deleted. It also imposes obligations on companies to ensure that any data they collect is used, shared and stored with adequate protections. We have to comply with the CCPA because, among other things, we process California individuals’ personal data in our global technology systems. Penalties for non-compliance are substantial. Violations can incur fines on companies of up to $2,500 per violation (and potentially per individual); intentional violations can incur greater fines of up to $7,500 per violation (also potentially per individual). Additionally, the CCPA grants California residents a private right of action to sue if their unencrypted or unredacted personal information is subject to certain security incidents as a result of a business’s failure to implement reasonable security, and provides for statutory damages of between $100 and $750 per consumer per incident. These protections will be expanded by the California Privacy Rights Act (CPRA), which was approved by California voters in

November 2020 and will be operational in most key respects on January 1, 2023, along with privacy laws in Virginia and Colorado that will create new rights and obligations regarding consumers in those states.
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
We intend, to the extent that market conditions warrant, to grow our businesses by increasing AUM in existing businesses and expanding into new investment strategies, geographic markets, businesses and distribution channels, including the retail channel. Our organizational documents, however, do not limit us to the investment management business. Accordingly, we may pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners or other strategic initiatives, including entering into new lines of business. For example, in December 2019, we and Athene acquired PK AirFinance, an aircraft lending business, through a transaction in which we acquired the PK AirFinance aircraft lending platform and Athene acquired PK AirFinance’s existing portfolio of loans. Similarly, in December

2021, we announced an agreement to acquire the U.S. wealth distribution and asset management businesses of Griffin Capital, thereby taking a significant step in building our Global Wealth Management Solutions business, which is focused on the development and distribution of alternatives to individual investors and their wealth advisors. The Griffin Capital acquisition has not yet closed and is subject to customary closing conditions. In addition, we expect opportunities will arise to acquire other alternative or traditional asset managers. To the extent we make strategic investments or acquisitions, undertake other strategic initiatives or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with (i) the required investment of capital and other resources, (ii) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, (iii) the diversion of management’s attention from our core businesses, (iv) assumption of liabilities of any acquired business, (v) the disruption of our ongoing businesses, (vi) combining or integrating operational and management systems and controls and (vii) the broadening of our geographic footprint, including the risks associated with conducting operations in foreign jurisdictions. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. For example, our planned business initiatives include offering additional registered investment products and creating investment products open to retail investors. These products may have different economic structures than our traditional investment funds and may require a different marketing approach. In addition, to the extent we distribute products through new channels, including through unaffiliated firms, we may not be able to effectively monitor or control the manner of their distribution. These activities also will impose additional compliance burdens on us, subject us to enhanced regulatory scrutiny and expose us to greater reputation and litigation risk. Further, these activities may give rise to conflicts of interest, related party transaction risks and may lead to litigation or regulatory scrutiny. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives may include joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.
Underwriting, syndicating and securities placement activities expose us to risks.
AGS and certain other subsidiaries may act as an underwriter, syndicator or placement agent in securities offerings and it and affiliated entities may act as such in loan syndications. We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities or indebtedness that we purchased or placed as an underwriter, syndicator or placement agent at the anticipated price levels or at all. As an underwriter, syndicator or placement agent, we are also subject to potential liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings that we underwrite, syndicate or place. The relationship between Apollo and AGS and other Apollo affiliates engaged in underwriting, syndicating and securities placements, on the one hand, and our funds and/or portfolio companies of our funds on the other hand, gives rise to conflicts of interest which could subject us to damages or reputational harm. See “-Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our businesses-Broker-dealer and other affiliated service providers.”
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
As we have expanded and as we continue to expand the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Certain of our funds have overlapping investment objectives, including funds that have different fee structures, and potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among those funds. For example, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action. Conflicts of interest may also exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our funds and portfolio companies of our funds. In addition, fund investors (or holders of Preferred shares) may perceive conflicts of interest regarding investment decisions for funds in which our investment professionals, who have and may continue to make significant personal investments in a variety of Apollo funds, are personally invested. In addition, conflicts of interest may arise in connection with a general partner’s investment decisions, including regarding the identification, making, management, disposition and, in each case, timing of a fund’s investments, and we may not realize the most tax-efficient treatment of our performance fees in all of our funds going forward.
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
Certain of the funds we manage also have overlapping investment strategies with other funds we manage that are registered under the Investment Company Act, and the Investment Company Act prohibits registered funds from co-investing with non-registered funds where non-price terms are negotiated (such as financial and negative covenants, guarantees and collateral packages and indemnification provisions), unless an exception or exemption applies. Certain of the funds we manage that are registered under the Investment Company Act, including AINV and ADS and certain of their related entities, received an exemptive order from the SEC (the “Co-Investment Order”) (Company Act Release No. 32057) permitting Apollo to negotiate, among other things, these types of provisions for co-investment opportunities that involve the participation of both non-registered and registered funds managed by Apollo. As a result, to the extent specific investment opportunities are appropriate for a non-registered fund and one or more registered funds, in addition to being subject to our allocation policies and procedures, the opportunity will also be subject to the conditions of the Co-Investment Order. There can be no assurance that the Co-Investment Order will facilitate the successful consummation of investment opportunities that Apollo believes are now available to funds it manages as a result of the Co-Investment Order, or that each fund will be able to participate in investment opportunities pursued under the Co-Investment Order that are within its investment objectives.
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
The conflicts of interest stemming from investment allocation decisions are exacerbated by our sponsorship of SPACs. After a SPAC has completed its initial public offering, it has to complete its initial business combination within a predetermined completion window. If a SPAC fails to complete a business combination in the prescribed time, the SPAC is required to redeem the shares of its investors while we and our funds, as the SPAC sponsor, would lose our entire investment. In order to protect our capital, our investment professionals may allocate a potential investment to a SPAC as opposed to a different Apollo fund, portfolio company or client, thereby creating a conflict of interest. This conflict of interest will increase as our SPACs get closer to the end of their completion window.
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
Information barriers. We currently operate without information barriers that some other investment management firms implement to separate business units and/or to separate persons who make investment decisions from others who might possess material non-public information that could influence such decisions. Our executive officers, investment professionals or other employees may acquire confidential or material non-public information and, as a result, they, we and the funds and other clients we manage may be restricted from initiating transactions in certain securities. In an effort to manage possible risks arising from our decision not to implement such screens, we maintain a code of ethics and provide training to relevant personnel. In addition, our compliance department maintains a list of restricted securities with respect to which we may have access to material non-public information and in which our funds may be subject to trading restrictions. In the event that any of our employees obtains such material non-public information, we may be restricted in acquiring or disposing of investments on behalf of our funds, which could impact the returns generated for such funds. Notwithstanding the maintenance of restricted securities lists and other internal controls, it is possible that the internal controls relating to the management of material non-public information could fail and result in us, or one of our investment professionals, buying or selling a security while, at least constructively, in possession of material non-public information. Inadvertent trading on material non-public information could have adverse effects on our reputation, result in the imposition of regulatory or financial sanctions and, as a consequence, negatively impact our ability to provide our investment management services to our funds and clients. While we currently operate without information barriers on an integrated basis, we could be required by certain regulations, or decide that it is advisable, to establish information barriers. In such event, our ability to operate as an integrated platform could also be impaired, which would limit management’s access to our personnel and impair its ability to manage our investments. The establishment of such information barriers may also lead to operational disruptions and result in restructuring costs, including costs related to hiring additional personnel as existing investment professionals are allocated to either side of such barriers, which may adversely affect our business.
Broker-dealer and other affiliated service providers. AGS is our affiliate and a broker-dealer registered with the SEC and a member of FINRA. AGS principally performs the following services: (i) conducts private placements; (ii) provides services in respect of the underwriting and syndication of securities; (iii) provides transaction advisory services, including capital markets advisory and structuring services; and (iv) provides merger and acquisition advisory services. AGS’s underwriting services are provided to existing and potential portfolio companies of our funds and our funds, as well as to third parties on occasion.
Additionally, certain of our affiliates and/or our funds’ portfolio companies are engaged in the loan origination and/or servicing businesses, and may originate, structure, arrange, syndicate and/or place loans to our funds and our funds’ portfolio companies as well as third parties. Our affiliate Apollo Global Funding, LLC (“AGF”) provides a variety of services with respect to financial instruments, including loans, that are not subject to broker-dealer regulations, such as arranging, structuring and syndicating loans, debt advisory and other similar services. For investment opportunities involving corporate loans, or similar instruments, AGF could be engaged by either the participating Apollo funds or the corporate borrower, and arrangements are generally made for AGF to receive its fees directly from the corporate borrower for services rendered; however, it is possible that the corporate borrower does not pay for its expenses, in which case such expenses will be borne by our funds as an operating expense. The services provided by AGS and AGF have become increasingly important, given changes in the regulatory framework for banks, and the rise in capital solutions or similar transactions that are directly sourced or originated by us and our funds, without the use of traditional, third party financial intermediaries. For example, AGS or AGF engagements include, among other things, identifying potential third-party investors (including potential co-investors, syndication participants and/or financing counterparties), assisting in structuring the transaction so that it will be more marketable to third-party investors and/or financing counterparties, preparing marketing materials, performing outreach, executing on a syndication and sell-down strategy, arranging financing and providing post-closing support to our funds. While we believe these kinds of transactions are beneficial to our clients and our funds, the functions that AGS and AGF may perform give rise to a number of conflicts of interest. In connection with their services to our funds and funds’ portfolio companies, such affiliates and/or our funds’ portfolio companies may receive fees from our funds, portfolio companies of our funds and third-party borrowers. Consequently, our relationship with these entities may give rise to conflicts of interest between (i) us and portfolio companies of our funds and/or (ii) us and our funds.
Potential conflicts of interest with our directors and officers. Our Code of Business Conduct and Ethics contains a conflicts of interest policy that prohibits our directors and officers from engaging in any activity, practice, or act which conflicts with, or appears to conflict with, our interests without approval by the Chief Compliance Officer or his/her designee. Additionally, other than as provided in the non-competition, non-solicitation and confidentiality obligations contained in our executive officers and senior investment professionals’ employment agreements with the Company, which may not be enforceable or may involve costly litigation to enforce, such persons are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us.
Certain of our executive officers and senior investment professionals have established family offices to provide investment advisory, accounting, administrative and other services to their respective family accounts (including certain charitable accounts) in connection with their personal investment activities unrelated to their investments in Apollo entities. The investment activities of the family offices, and the involvement of the executive officer or senior investment professional in these activities give rise to potential conflicts between the personal financial interests of the executive officer or senior investment professional and the interests of us, any of our subsidiaries or any stockholder other than such executive officer or senior investment professional. Notwithstanding the foregoing, it is possible that potential or perceived conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions.
Potential performance fee related conflicts with investors in our funds. Under amendments to U.S. tax law pursuant to the TCJA, capital gain in respect of a general partner’s distributions of performance fees from certain of our funds will be treated as short-term capital gain unless the fund holds the relevant investment for more than three years, as opposed to the general rule that capital gain from the disposition of investments held for more than one year is treated as long-term capital gain. Similar rules introduced in the U.K. applying to certain U.K. based staff, tax as ordinary income returns from certain funds that have a weighted average holding period of fewer than 40 months (with transitional rules applying between 36-40 months). As a consequence, conflicts of interest may arise in connection with a general partner’s investment decisions, including regarding the identification, making, management, disposition and, in each case, timing of a fund’s investments, and we may not realize the most tax-efficient treatment of our performance fees in all of our funds going forward.
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
We have a strategic relationship with Athene and Athora from which we derive a significant contribution to our revenue and that could give rise to real or perceived conflicts of interest.
We currently derive a significant contribution to our revenue across our business segments from our investment in and strategic relationship with Athene and Athora. Following the Mergers, AAM and AHL are both subsidiaries of AGM Inc. Certain of our subsidiaries receive investment management and advisory fees from Athene or Athora in exchange for a suite of services for their investment portfolios. Through its subsidiaries, Apollo had $271.6 billion of AUM in accounts owned by or related to Athene and Athora as of December 31, 2021. Our investment management and advisory agreements are terminable under certain circumstances. If such investment management and advisory agreements were terminated or fees lowered or changed further it could have a material adverse effect on our business, results of operations and financial condition.
A number of Apollo entities receive management fees and performance fees from Athene and Athora, have investments in Athene and Athora, and manage funds or accounts with investments in Athene and Athora from which performance fees may be earned. Athene and Athora also invest directly in various Apollo-managed funds and entities and we earn fees in respect of such investments. In addition, four of Athora’s 11 directors are employees of, or consultants to, Apollo. These persons may have other fiduciary duties in addition to the duties that they have to Apollo. As a result, there may be real or perceived conflicts of interest with respect to matters affecting Apollo, Apollo-managed funds and their portfolio companies and Athene and Athora. In addition, conflicts of interest could arise with respect to transactions involving business dealings between Apollo, Athene and Athora and their respective affiliates.
While we expect our strategic relationships with Athene and Athora to continue for the foreseeable future, there can be no assurance that the benefit we receive from Athene and Athora will not decline due to a disruption or decline in Athene’s or Athora’s business or a change in our relationship, including our investment management agreements. Athene and Athora are subject to significant regulatory oversight, changes to which may adversely affect either of their performance. In addition, a financial strength rating downgrade, potential downgrade or other negative action by a rating agency could materially impact Athene’s or Athora’s business. We may be unable to replace a decline in the revenue that we derive from our investment in, and strategic relationship with, Athene and Athora on a timely basis or at all, if our relationship with Athene and Athora were to change or if Athene or Athora were to experience a material adverse impact to their businesses.
Risks Related to Regulation and Litigation
Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus could result in additional burdens on our businesses.
Overview of Our Regulatory Environment. We are subject to extensive regulation, including periodic examinations, by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of an investment adviser from registration or memberships. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator is small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or fail to gain new investors. These requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our funds and may not necessarily be designed to protect our stockholders. Other regulations, such as those promulgated by the Committee on Foreign Investment in the United States (“CFIUS”) and similar foreign direct investment regimes in other jurisdictions (together with CFIUS, the “FDI Regulators”), may impair our ability to invest our funds and/or for our funds to realize full value from our investments in certain industries. Consequently, these regulations often limit our activities.

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
Many of these provisions are subject to further rulemaking and to the discretion of regulatory bodies, such as the FSOC, the Federal Reserve and the SEC. Additionally, potential legislative reforms can also modify the Dodd-Frank Act and thereby affect the financial services industry. As the impact of these rules required by the Dodd-Frank Act will become evident over time, it is not yet possible to predict the ultimate effects that these laws or subsequent implementing regulations and decisions will have on us. Any changes in the regulatory framework applicable to our business may impose additional costs, require attention from our senior management, result in limitations on the conduct of our business, or affect how we compete with other financial services organizations.
National Security Investment Clearance Regulations
Certain investments by our funds that involve a business or real estate connected with, related to, or that implicate, national security, critical technology, critical infrastructure or the collection or storage of sensitive data could be subject to review and approval by FDI Regulators. Similar to CFIUS, rules or regulations exist in many non-U.S. jurisdictions, which could similarly adversely affect our funds’ performance. Some of these FDI Regulators’ investment clearance rules and regulations have been made more rigorous over the past year (like the U.K. National Security and Investment Act 2021 which entered into force on January 4, 2022), and others are in the midst of ongoing reform that may establish further restrictions and pose additional risk. Increasingly rigorous national security investment clearance rules and regulations in non-U.S. jurisdictions can result in significant burdens that have little nexus to the relevant transaction jurisdiction. Increased enforcement of foreign direct investment regimes may limit potential buyers in proposed sale transactions by our funds. In the event that an FDI Regulator reviews the proposed or existing investments of any of our funds, there can be no assurances that such fund will be able to maintain, or proceed with, such investments on acceptable terms. One or more FDI Regulators may seek to impose limitations or restrictions that prevent our funds from maintaining or pursuing investments, which could adversely affect their performance with respect to such investments (if consummated).
In addition, certain of the limited partners in some of our funds are non-U.S. investors, and in the aggregate, may comprise a substantial portion of a fund’s aggregate commitments, which increases both the risk that investments may be subject to review by CFIUS, and the risk that limitations or restrictions will be imposed by CFIUS. Likewise, certain of the limited partners in some of our funds are sovereign wealth or public pension funds, and in the aggregate, may comprise a substantial portion of a fund’s aggregate commitments. These limited partners’ commitments may subject certain of our funds’ investments to risk of review by one or more FDI Regulators and the risk that limitations or restrictions will be imposed by one or more FDI Regulators. The general partner of each of our funds may take actions to avoid or mitigate restrictions that are imposed by one or more FDI Regulators, such as requiring limited partners to withdraw from a fund or restrict information delivered to limited partners. Additionally, a limited partner in our funds may not be permitted to transfer all or any part of its interest to a person which gives rise to FDI Regulator or national security considerations with respect to such fund or actual or potential investments. Additionally, our funds may address perceived threats to national security through mitigation measures, including contractual undertakings with U.S. and foreign governments, board resolutions and proxy agreements. The time to negotiate any such measures or the length of an FDI Regulator review process could place our funds at a competitive disadvantage to purchasers not subject to FDI Regulator approval. Such mitigation measures could also effectively impose significant operational restrictions on our funds or their general partners and managers. Should FDI Regulator approval be a closing condition to a prospective transaction, there is a risk that such approval might not be granted and our funds will have to bear the costs and expenses relating to such unconsummated investment, in addition to the risk that disadvantageous conditions may be imposed.
State regulation. A number of our investing activities, such as our lending business, are also subject to regulation by various U.S. state regulators. Moreover, regulations enacted by various U.S. state regulators could impact us indirectly. For example, the State of California has enacted a law that requires California pension plans to disclose fee and expense information in relation to investments in alternative investment vehicles. This legislation may impact our contractual arrangements with such investors and increase the costs and risks to us in maintaining relationships with such investors.
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
European Union/European Economic Area and the United Kingdom
The AIFMD imposes significant regulatory requirements on fund managers operating within and/or from the EEA. The U.K. has on-shored AIFMD and therefore similar requirements continue to apply in the U.K. notwithstanding Brexit. Compliance with the AIFMD has also increased the cost and complexity of raising capital for our funds and consequently may also slow the pace of fundraising. Alternative investment funds (i) organized outside of the EEA and (ii) in which interests are marketed to investors who are registered or domiciled in the EEA are also subject to significant compliance requirements. For example, currently such funds may only be marketed in EEA jurisdictions in compliance with certain requirements under the AIFMD, for example, to register the fund for marketing in each relevant jurisdiction and to undertake periodic investor and regulatory reporting. In some countries, additional obligations are imposed: for example, in Germany, marketing of a non-EEA fund also requires the appointment of one or more depositaries (with cost implications for the fund). In order to manage and market EEA alternative investment funds more broadly for and to EEA investors, two new entities have been created: (i) AIME was incorporated by Apollo in the U.K. on March 31, 2016, and obtained authorization from the FCA on October 28, 2016 to carry out activities regulated by the FCA (including managing and marketing alternative investment funds); and (ii) AIME Lux, a Luxembourg regulated entity, was incorporated by Apollo in Luxembourg on January 2, 2019 and received approval from the Luxembourg Commission de Surveillance du Secteur Financier (“CSSF”) to carry out certain activities regulated by the CSSF (including managing and marketing alternative investment funds). AIME and AIME Lux are subject to significant regulatory requirements imposed, inter alia, by the AIFMD (and the on-shored version that applies in the U.K. as outlined below). Some European funds are managed by AIME Lux and marketed by it or its regulated affiliates (to the extent permitted). The European fund structures are subject to ongoing full compliance with all the requirements of the AIFMD, which include (among other things) investor and regulatory disclosures and reporting; satisfying the competent authority of the robustness of internal arrangements with respect to risk management, in particular liquidity risks and additional operational and counterparty risks associated with short selling; the management and disclosure of conflicts of interest; the fair valuation of assets; and the security of depository/custodial arrangements. Additional requirements and restrictions apply where funds invest in an EEA portfolio company, including restrictions that may impose limits on certain investment and realization strategies, such as dividend recapitalizations and reorganizations. Such rules are imposing significant additional costs on the operation of our businesses and our funds’ investments in the EEA and limiting our operating flexibility within the relevant jurisdictions. In 2017, the European Commission started a review of AIFMD. The European Commission published a report on the operation of AIFMD in January 2019, which identified certain areas requiring further analysis. A subsequent report on the application and scope of AIFMD was published in June 2020. Following these reports, the European Commission launched a public consultation relating to its review of the AIFMD in October 2020, which closed on January 29, 2021. In November 2021, the European Commission published draft legislation, commonly referred to as “AIFMD II.” Subject to the EU legislative process involving the European Parliament and European Council, this is expected to result in amendments to AIFMD. The effective date of such changes taking effect remains uncertain. It is unclear at this stage how AIFMD II will affect us or our subsidiaries. The current draft proposes a number of amendments to AIFMD, including more onerous delegation requirements, enhanced substance requirements, additional liquidity management provisions for AIFMs to the extent that they manage open-ended AIFs, revised regulatory reporting and investor disclosures requirements, and new requirements applicable to funds which originate loans. It also proposes to introduce new conditions for non-EEA AIFMs to be able to make use of the national private placement regimes of EEA states. This gives rise to a risk that marketing of our AIFs may be subject to additional compliance burdens and complexity and has the potential to increase the cost and complexity of raising capital in the EEA. It is not yet clear to what extent (if any) the U.K. will seek to reflect AIFMD II in its domestic rules implementing AIFMD.
Effective largely from August 2, 2021, AIFMD (but not UK-retained AIFMD) was amended by the EU legislative package on the Cross-Border Distribution of Funds (“CBDF”). Parts of CBDF require implementation into national laws in the EEA, which process is ongoing. Amongst other things, CBDF introduced new requirements relating to notice to regulators about pre-marketing, restrictions on which entities are permitted to engage in pre-marketing, restrictions on the ability to accept investor commitments when similar funds have previously been deregistered for marketing, and new content requirements for marketing materials directed at EEA investors. Additional guidance issued by the European Securities and Markets Authority relating to the marketing of fund interests takes effect in 2022. The new regulations and guidance have the potential to impact our ability to raise capital from EEA investors and increase the complexity and cost of doing so.
On January 3, 2018, the EU introduced significant changes to the EU Markets in Financial Instruments Directive (Directive 2004/39/EC) (“MiFID”), in the form of the recast Markets in Financial Instruments Directive (Directive 2014/65/EU) (which, along with its relevant EU delegated and implementing legislation and guidance, is collectively referred as “MiFID II”). The original MiFID, which came into force in 2007, is the foundational piece of legislation for financial services firms operating in the EU. Many aspects of MiFID II imposed significant new organizational, conduct, governance and reporting requirements, including new requirements around the receipt of inducements and the use of soft dollars / dealing commissions, enhanced transaction reporting and post-trade transparency requirements, formal telephone taping and communication recording requirements, and new best execution rules. Further, the rules in MiFID II may restrict the ability of entities domiciled outside of the EU (known as “third-country firms”) to provide services to clients domiciled in the EU. MiFID II includes research unbundling rules requiring firms subject to MiFID II to be charged and pay for research independently of dealing commissions. The U.K. has on-shored MiFID and therefore similar requirements continue to apply in the U.K. notwithstanding Brexit. The U.S. SEC has issued temporary no-action relief that, among other things, enables U.S. broker-dealers, on a temporary basis, to receive research payments from money managers in hard dollars without breaching U.S. federal securities laws, where such payment is necessary for the money manager to comply with MiFID II. If such no-action relief is discontinued or withdrawn, this may limit the ability of Apollo’s U.K. MiFID firms or AIME Lux in respect of business that utilizes its MiFID licenses to access research from U.S. broker-dealers. Other changes resulting from MiFID II may have an impact (indirectly) on any entity or client that trades on EU markets or trading venues, or does business with EU-regulated banks or brokers. This may include venue trading requirements for certain categories of shares and derivatives, product banning powers, algorithmic trading restrictions, and enhanced requirements around the provision of direct market access services. Such compliance requirements on our European operations increase our compliance costs. We may be required to invest significant additional management time and resources as market practice relating to the new requirements continues to settle and if additional regulatory guidance is published. Failure to comply with MiFID II and its implementing provisions, as interpreted from time to time, could have a number of serious consequences, including, but not limited to, sanctions from the relevant regulator, inability to access some markets and liquidity sources and a more limited selection of counterparties and providers from which to source services. Sanctions from regulators can include, but are not limited to, public censure (with related reputational damage), significant fines, remediation and withdrawal of license to operate. Certain aspects of MiFID II are subject to review and change in both the EU and the U.K.
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
Prior to the U.K. leaving the EU, EU EMIR was on-shored into U.K. legislation via a number of statutory instruments and binding technical standards (“U.K. EMIR”). As a result, a substantively similar but not identical set of rules now applies within the U.K. U.K. EMIR impacts (i) Apollo’s U.K. funds and funds managed by Apollo’s U.K. AIFMs, and (ii) Apollo’s non-U.K. funds indirectly as a result of U.K. EMIR’s impact on many of the Apollo funds’ counterparties to OTC derivatives. Certain cross-border arrangements (such as those where an Apollo European fund enters into derivatives transactions with a U.K. counterparty, transacts on a U.K. trading venue or clears its derivatives transactions through a clearing house in the U.K.) may be impacted. Although EU EMIR and U.K. EMIR are substantively similar, there are some areas of regulatory divergence (including differences in the way in which derivatives are reported and a lack of equivalence declarations between the U.K. and the EU with respect to trade repositories) and there can be no guarantee that the U.K. will move in lockstep with the future changes proposed by the EU. Compliance with the relevant requirements in the EU and U.K. (as applicable) is likely to continue to increase the burdens and costs of doing business.
Regulation (EU) 2017/2402 of the European Parliament and of the Council of 12 December 2017 (the “EU Securitization Regulation”) came into effect January 1, 2019 and established requirements for, among other things, due diligence, risk retention and disclosure regarding certain of our European investments, subsidiaries and CLOs. There is a risk that a non-EU alternative investment fund manager (a fund’s “non-EU AIFM”), such as the Company, that markets an alternative investment fund in the EU which invests in securitization positions could be caught within scope of certain requirements under the EU Securitization Regulation when investing in such positions. To the extent a non-EU AIFM is within the scope of the EU Securitization Regulation it could only hold a securitization exposure where the originator, sponsor or original lender retains 5% of the securitization. There are certain other requirements with which the non-EU AIFM would also need to comply. The U.K. has on-shored the EU Securitization Regulation and therefore similar requirements continue to apply in the U.K. notwithstanding Brexit. Both the EU and the U.K. (in relation to the on-shored version of the EU Securitisation Regulation) are undertaking reviews of their respective regimes and changes may follow as a result. There is no certainty as to the effect such changes may have on Apollo and relevant European CLOs. Furthermore, there can be no guarantee that the U.K. will move in lockstep with the changes proposed by the EU. Additional underlying rules are in the process of being finalized by the EU which may impact the manner in which the risk retention rules must be implemented by Apollo and relevant CLOs.
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
The U.K. has a corporate criminal offense regime for the failure to prevent the facilitation of tax evasion. The scope of the law and guidance is extremely wide and covers tax evasion committed both in the U.K. and abroad and so could have a global impact for Apollo’s businesses. Criminal liability can be mitigated where a relevant business has proportionate policies and procedures in place to manage the risk. The regime introduced in 2017 illustrates an evolving approach from HMRC and brings tax matters further into the public domain. As such, tax matters may now be seen to pose a greater reputational risk to the business. In addition, the U.K. is introducing a new requirement for large businesses to notify HMRC of uncertain tax treatments. This measure is intended to give HMRC advance information of large businesses potentially taking a different view from HMRC or U.K. courts in the interpretation of tax law in its application to their activities. Large businesses will be required to notify HMRC in tax returns filed on or after April 1, 2022 where certain triggers arise. Apollo may be required to consider whether such triggers are met in relation to its activities, which will require an increased amount of time and resources to be allocated to tax considerations.

The EU Council Directive 2018/822 (“DAC 6”) requires mandatory automatic exchange of information in the field of taxation in relation to reportable cross-border arrangements. Pursuant to DAC 6, taxpayers and their advisers may be required to disclose information to tax authorities when arrangements bearing specific hallmarks involve one or more EU member states. The U.K. has significantly narrowed the scope of arrangements that need to be reported in the U.K. pursuant to DAC 6 and, in due course, intends to repeal DAC 6 and implement reporting under the OECD Mandatory Disclosure Rules. DAC 6 may expose Apollo’s investment activities to increased scrutiny from European tax authorities as a result of the breadth of the disclosure requirements, and Apollo and its advisers will be required to allocate an increased amount of time and resources in order to comply with DAC 6.
A new EU Regulation on the prudential requirements of investment firms (Regulation (EU) 2019/2033) and its accompanying Directive (Directive (EU) 2019/2034) (together, “IFR/IFD”) have now been finalized and took effect on June 26, 2021. IFR/IFD introduced a bespoke prudential regime for most MiFID investment firms to replace the one that applied under the fourth Capital Requirements Directive (“CRD IV”) and the Capital Requirements Regulation (“CRR”). IFR/IFD represents a complete overhaul of “prudential” regulation in the EU. Depending on how EU member states implement IFR/IFD, certain aspects of these rules may also apply to AIFMs that have been authorized to provide investment services via a MiFID “top-up” permission, however the Luxembourg regulator, the Commission de Surveillance du Secteur Financier, has so far taken the position not to extend such rules to AIFMs with MiFID top-up permissions and as such, AIME Lux to date remains outside of the scope of IFR/IFD.
A version of IFR/IFD came into force in the U.K. on January 1, 2022. the Investment Firms Prudential Regime (“IFPR”). The IFPR applies to AAME, AAME PC, and AMI as U.K. MiFID investment firms. Under the IFPR, among other requirements, AAME, AAME PC and AMI will be required to maintain a more onerous policy on remuneration, set an appropriate ratio between the variable and fixed components of total remuneration, calculate the regulatory capital and liquidity requirements on an ongoing basis by reference to a revised set of rules, institute a new self-assessment process to determine the adequacy of the amounts of capital and liquidity which these firms are required to hold under the rules, and implement new, more onerous, arrangements concerning the way those firms compensate their personnel. AAME and AAME PC are considered to be part of the same “prudential consolidation group,” and many of the requirements of IFPR (including but not limited to capital, liquidity and remuneration) will apply at the consolidated group level. As a new regime, operating the relevant requirements may lead to additional operational and compliance complexity in the short to medium term and possibly higher regulatory capital requirements for affected firms.
The new EU Sustainable Finance Disclosure Regulation (Regulation (EU) 2019/2088) (“SFDR”) contains rules requiring MiFID firms and AIFMs to take into account sustainability and environmental, social and governance factors in their organizational (including remuneration), risk and governance arrangements, and to make certain public disclosures in relation to their approach to those factors. The majority of these requirements came into effect in the EU (but not the U.K. which is instead expected to implement, among other things, certain recommendations of the TCFD on a longer timescale) on March 10, 2021 (although further underlying rules have been delayed and are not yet in force), and broadly affected all of Apollo’s EEA operations, including to a certain extent where non-EU funds or other products are provided to clients or investors in the EU.
Under the SFDR, firms that offer financial products (such as AIFs) that promote environmental or social characteristics, or which have a sustainable investment objective, will also need to comply with additional disclosure and periodic reporting requirements that are broadly designed to prevent firms from “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case).
In addition, Regulation (EU) 2020/852 on the establishment of a framework to facilitate sustainable investment was published in the Official Journal of the European Union (the “Taxonomy Regulation”) will take effect, in part, beginning January 2022 and January 2023. The Taxonomy Regulation sets out a framework for classifying economic activities as “environmentally sustainable” and also introduces certain mandatory disclosure and reporting requirements (which supplement those set out in SFDR) for financial products which have an environmentally sustainable investment objective or which promote environmental characteristics. From January 1, 2022, further disclosures in periodic reports will be required and, from January 1, 2023 certain template pre-contractual and periodic disclosures are expected to be adopted. Apollo continues to monitor the impact of the Taxonomy Regulation (including new taxonomies in the EU, e.g., for social investments, and similar frameworks in other jurisdictions). There remain numerous uncertainties and data gaps in relation to the operationalization of the Taxonomy Regulation and there can be no certainty as to the extent to which Apollo’s funds will be aligned with the Taxonomy Regulation and, where such alignment can be ascertained, the relevant percentage of alignment.
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

The U.K. intends to introduce a new legislative framework focused on implementing the recommendations of the TCFD in particular by introducing mandatory TCFD-aligned disclosure requirements for U.K. firms. The rules capture asset managers including full-scope U.K. AIFMs (such as AIME), and investment portfolio managers such as AMI, AAME and AAME PC, and other financial services firms. For the largest in-scope firms (those with over £50 billion in AUM), the rules will apply from January 1, 2022, with the first public disclosures to be made by June 30, 2023. For those below this threshold but above £5 billion in AUM, the rules will apply from January 1, 2023, with disclosures to be made by June 30, 2024. The impact of this new regime on our business is currently under review.
In addition, the U.K. FCA is consulting on additional sustainability disclosure requirements and sustainability labels for investment products. The FCA published a discussion paper on November 3, 2021, proposing a three-tiered system with different levels of disclosures targeted at different types of investors and different classifications for products according to their sustainability activities and objectives. The FCA is also considering whether to introduce specific sustainability-related requirements for financial advisers and how (if at all) the regime should apply to funds that are being marketed into the U.K. Again, the impact of this new regime on our business is currently under review.
In March 2018, the European Commission published a proposal for a new directive governing credit servicers, credit purchasers and the recovery of collateral in connection with loans, the Credit Servicers and Purchasers Directive (the “CSPD”). The policy aim behind CSPD is the development of a well-functioning secondary market for non-performing loans. The CSPD entered into force on December 28, 2021. Member States are required to adopt and apply measures implementing the CSPD by December 30, 2023 and entities carrying on credit servicing activities from December 30, 2023 will be required to obtain authorization under the CSPD by June 29, 2024. The CSPD applies to, among others, “credit servicers” and “credit purchasers” and would impose a number of new requirements relating to licensing, conduct of business and provision of information. The definition of “credit servicer” in the European Commission proposal is broad. The impact of the CSPD, together with other regulatory initiatives in the leveraged and non-performing loans markets, continues to be under review.
Additional laws and regulations will come into force in the U.K./EU in coming years. In addition, U.K., pan-EU and European national regulators may also issue extra-statutory guidance and/or thematic work which could indicate new forthcoming rules, or changes to existing rules, impacting the markets in which Apollo operates. These, together with the initiatives described above, are expected to (or in the case of new guidance, could) have an impact on Apollo including the costs of, risk to and manner of conducting its business; the markets in which Apollo operates; the assets managed or advised by Apollo; Apollo’s ability to raise capital from investors; and ultimately there may be an impact on the returns which can be achieved. Examples include proposed EU AML/CTF regulation which has the aim of addressing inconsistencies in the application of the EU’s Money Laundering Directives, along with a Sixth Money Laundering Directive to replace the previous five Money Laundering Directives and complement the proposed AML/CTF regulation; requirements relating to securities financing transactions (including new reporting requirements which are now in effect); further changes to or reviews of the extent and interpretation of pay regulation, including under IFR/IFD and U.K. IFPR (which may have an impact on the retention and recruitment of key personnel); a new economic crime levy to be paid by U.K. licensed firms to fund enhanced government action to tackle money laundering, which is due to apply from April 1, 2022; limited changes to the U.K.’s AML/CTF regime which are due to take effect in the second quarter or third quarter of 2022; certain changes to local clearing and settlement regimes under which, we or our funds could be subject to settlement discipline fines; and significant focus on entities considered to be “shadow banks.” In the U.K., there have been additional changes to the rules concerning the approval of certain Apollo U.K. professionals to work in the regulated financial services sector. Complying with these new rules (or, in the case of future U.K. legislative or regulatory initiatives, revised or existing rules which diverge from those in force in the EEA) may create additional compliance burden and cost for Apollo. Regulations affecting specific investor types, such as insurance companies, may impact their businesses; their ability to invest and the assets in which they are permitted to invest; and the requirements which their investments place on us, such as extensive disclosure and reporting obligations. The regulation of some institutions has an effect on their ability and willingness to extend credit and the costs of credit. This has, and is likely to continue to have, an impact on the price and availability of credit. Changes to the regulation of benchmarks, including the replacement of LIBOR, may affect the way in which relevant benchmarks are calculated, with commercial and documentary implications for both pre-existing and new arrangements, including on the stability of the benchmark and returns.
As a result of Brexit, the legal and regulatory requirements in the U.K. no longer derive from EU sources. Effective from January 1, 2021, domestic U.K. legislation, including the European Union (Withdrawal) Act 2018 and the European Union (Withdrawal Agreement) Act 2020, transposed so-called EU retained law (as it existed on December 31, 2020), which covers significant portions of EU law into domestic legislation for purposes of domestic application. Elements of EU law that apply beyond the U.K., for example passporting rights for financial services, ceased to apply. Separate legislation replicated significant portions of EU law for domestic purposes. The interpretations of EU retained laws, and related case law, will be within the competence of U.K. courts and tribunals and are likely to raise complex issues.
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
OTC trades not cleared through a registered clearinghouse may not be subject to the protections afforded to participants in cleared swaps (for example, centralized counterparty, customer asset segregation and clearinghouse-imposed margin requirements). The CFTC and various prudential regulators also have promulgated final rules on margin requirements for uncleared swaps. The final rules generally require banks and dealers, subject to thresholds and certain limited exemptions, to collect and post margin in respect of uncleared swaps. With financial counterparties, variation margin requirements for uncleared swaps became effective in 2017, and initial margin requirements for uncleared swaps are phased in through 2022, depending on the aggregate notional amount of over-the-counter swaps traded by a fund. The SEC also has completed its suite of security-based swap rules, including rules regarding segregation, capital and margin requirements. Such rules for security-based swaps took effect in November 2021. These rules on margin requirements for uncleared swaps and security-based swaps could adversely affect our businesses, including our ability to enter into such swaps and security-based swaps or our available liquidity. Although the Dodd-Frank Act includes limited exemptions from the clearing and margin requirements for so-called “non-financial end-users,” our funds and our funds’ portfolio companies may not be able to rely on such exemptions.
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
Position limits imposed by various regulators, self-regulatory organizations or trading facilities on derivatives may also limit our ability to effect desired trades. Position limits represent the maximum amounts of net long or net short positions that any one person or entity may own or control in a particular financial instrument. For example, the CFTC, on October 15, 2020, voted to adopt rules that establish specific limits on speculative positions in 25 physical commodity futures contracts, futures and options directly or indirectly linked to such contracts as well as economically equivalent swaps. The CFTC’s position limit rules have a general compliance date of January 1, 2022, and will become effective for economically equivalent swaps on January 1, 2023. In addition, the Dodd-Frank Act requires the SEC to set position limits on security-based swaps. Separately adopted aggregation rules by the CFTC require the aggregation of certain positions of our various investment funds and the positions of our funds’ portfolio companies in certain circumstances. It is possible that trading decisions may have to be modified and that positions held may have to be liquidated in order to avoid exceeding such limits. Such modification or liquidation, if required, could adversely affect our operations and profitability.
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
Risk retention rules could adversely affect our CLO business. “Risk retention” rules promulgated by U.S. federal regulators under the Dodd-Frank Act require a “securitizer” or “sponsor” of a collateralized loan obligation (“CLO”), to retain at least 5% of the credit risk of the securitized assets, either directly or through a majority-owned affiliate (the “U.S. Risk Retention Rules”). The EU has in place similar 5% risk retention rules (the “EU Risk Retention Rules”) that apply to certain EU investors such as credit institutions (including banks), investment firms, authorized investment fund managers and insurance and reorganization undertakings. The U.K. has in place similar 5% risk retention rules (the “U.K. Risk Retention Rules”), and similar risk retention regulations applicable to certain Japanese investors (the “Japanese Risk Retention Rules”, and together with the U.S. Risk Retention Rules, the EU Risk Retention Rules, the U.K. Risk Retention Rules and the risk retention regulations of any other jurisdiction, the “Risk Retention Rules”) have been adopted by the Japanese Financial Services Agency. In 2016, we established Redding Ridge, which manages CLOs, for the purpose of facilitating compliance with applicable Risk Retention Rules.
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
The DC Circuit Court Decision discussed above would not apply with respect to any “balance sheet CLOs” (such as middle market CLOs) undertaken by us or Redding Ridge which would remain subject to the requirements of the U.S. Risk Retention Rules. In addition, the DC Circuit Court Decision would have no applicability with respect to compliance with the EU Risk Retention Rules, which continue to remain in effect, or applicable Risk Retention Rules of any other jurisdiction, including the U.K. Risk Retention Rules. Thus, to the extent that we or Redding Ridge were managing a U.S. CLO that was structured to comply with the EU Risk Retention Rules or U.K. Risk Retention Rules (which is done to expand the potential universe of investors for such U.S. CLO) or a European CLO, then we or Redding Ridge, as applicable, would continue to have to comply with the EU Risk Retention Rules and/or the U.K. Risk Retention Rules. Risk Retention Rules of other jurisdictions may also apply with respect to certain CLOs or certain investors in CLOs. Finally, the DC Circuit Court decision would not impact any letter or other contractual agreements (“Risk Retention Undertakings”) that we or Redding Ridge may have or will in the future enter into with investors or other third parties designed to ensure such CLOs comply with Risk Retention Rules. Depending on the terms of such Risk Retention Undertakings, there may be an ongoing obligation to continue to comply with the U.S. Risk Retention Rules for some period, which if breached could result in claims by investors or third parties.
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
Certain other exemptions require monitoring of ongoing compliance with the applicable requirements throughout the life of the applicable fund. For example, with respect to certain of our funds we rely on the so-called “de minimis” exemption from commodity pool operator registration, codified in CFTC Rule 4.13(a)(3). If any of those funds cease to qualify for this (or another applicable) exemption, certain Apollo entities associated with and/or affiliated with those funds will be required to register with the CFTC as commodity pool operators. This exemption requires that the amount of commodities interest positions in the applicable commodity pool remain below specified thresholds; in the event that those thresholds are crossed, registration is required and the commodity pool operator may be out of compliance with the applicable regulations until registration is complete. Registration entails several potentially costly and time-consuming requirements, including, without limitation, membership with the National Futures Association, a self-regulatory organization for the U.S. derivatives industry, and compliance with the regulatory framework applicable to registered commodity pool operators. The increased costs associated with such registration may affect the manner in which the relevant funds conduct business and may adversely affect such fund’s and our profitability. If for any reason any of these exemptions were to become unavailable to us, we could become subject to regulatory action, third-party claims or be required to register under certain regulatory regimes, and our businesses could be materially and adversely affected. See, for example, “—Risks Related to Our Organization and Structure—If we were deemed an investment company under the Investment Company Act, applicable restrictions could make it impractical for us to continue our businesses as contemplated and could have a material adverse effect on our businesses and the price of our Preferred shares.”
Regulatory environment of our funds and portfolio companies of our funds. The regulatory environment in which our funds and portfolio companies of our funds operate may affect our businesses. Certain laws, such as environmental laws (including climate change initiatives), insurance regulations, gaming laws, takeover laws, anti-bribery and other anti-corruption laws, sanctions laws, escheat or abandoned property laws, and FDI Regulator and antitrust laws, may impose requirements on us, our funds and portfolio companies of our funds. For example, certain of our funds or vehicles may invest in the manufacturing sector, natural resources industry or own real assets where environmental laws, regulations and regulatory initiatives and various zoning laws can play a significant role and can have a substantial effect on investments in the industry. Such investments or assets may increase our exposure to regulatory compliance expense and risk of liability under environmental laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages. In addition, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of acquisition. Even in cases where our funds are indemnified by a seller against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller or its insurers to satisfy such indemnities or our ability to achieve enforcement of such indemnities. Additionally, changes in antitrust laws or the enforcement of antitrust laws could affect the level of mergers and acquisitions activity, and changes in state laws may limit investment activities of state pension plans. For additional examples, see “—Insurance regulation” and “—U.S. and foreign anti-corruption, sanctions and export control laws applicable to us and our funds and our funds’ portfolio companies create the potential for significant liabilities and penalties and reputational harm.” See “Item 1. Business—Regulatory and Compliance Matters” for a further discussion of the regulatory environment in which we conduct our businesses.
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
We are deemed by the FCC to control certain radio and television broadcast stations that are owned by a company in which one of our funds has a majority investment. As a result, we are subject to FCC ownership restrictions that could limit our ability and the ability of our funds to make investments in other radio or television broadcast stations. We are also subject to FCC restrictions on the ownership of our stock by non-U.S. persons or entities. We must report to the FCC if we or any of our officers or directors or controlling stockholders are convicted of a felony or of violating certain laws.
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
We are subject to insurance holding company system laws and regulations in the states of domicile of certain insurance companies for which we are deemed to be a control person for purposes of such laws. Specifically, under state insurance laws, we are deemed to be the parent of (i) Athene Holding’s insurance company subsidiaries, which are domiciled in Delaware, Iowa and New York, (ii) Catalina’s insurance company subsidiaries, which are domiciled in California, Colorado, Connecticut, the District of Columbia and New York, (iii) Venerable’s insurance subsidiaries, which are domiciled in Delaware and Iowa, (iv) LifePoint’s health maintenance organization subsidiary, which is domiciled in Michigan, and (v) Aspen’s insurance company subsidiaries, which are domiciled in North Dakota and Texas, for purposes of such laws. Each of California, Colorado, Connecticut, Delaware, the District of Columbia, Iowa, Michigan, New York, North Dakota and Texas is a “Domiciliary State.”
The scope of regulation of insurance holding companies has increased in both the U.S. and internationally. The NAIC adopted amendments to the Holding Company Model Act that introduced the concept of “enterprise risk” within an insurance holding company system and imposed more extensive informational reporting regarding parents and other affiliates of insurance companies, with the purpose of protecting domestic insurers from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to domestic insurers. Changes to existing NAIC model laws or regulations must be adopted by individual states or foreign jurisdictions before they will become effective. To date, each of the Domiciliary States has enacted laws to adopt such amendments. In December 2020, the NAIC adopted amendments to the Holding Company Model Act to require, subject to certain exceptions, the ultimate controlling person of every insurer subject to the holding company registration requirement to file an annual group capital calculation (“GCC”) with its lead state on a confidential basis. The GCC is a tool developed by the NAIC to provide U.S. insurance regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all groups regardless of their structure. The of each entity in a group in a way that applies to all groups regardless of their structure. The December 2020 changes also require the ultimate controlling person for certain large U.S. life insurers and insurance groups meeting certain scope criteria, based on the amounts of business written or material exposure to certain investment transactions, to file the results of a LST (liquidity stress test) annually with the lead state of the insurance group. The LST utilizes a company cash-flow projection approach incorporating liquidity sources and uses over various time horizons under a baseline assumption and stress scenarios that may vary from year to year. Iowa, the lead state of Apollo’s insurance group, has not yet adopted the December 2020 amendments to the Holding Company Model Act. The NAIC has stated that the GCC will be a regulatory tool and will not constitute a requirement or standard. We cannot predict with any degree of certainty the additional capital requirements, compliance costs or other burdens these requirements may impose on us and our insurance company affiliates.
Internationally, in November 2019, the IAIS adopted a framework for the “group wide” supervision of internationally active insurance groups, including the development of a risk-based global insurance capital standard. The ICS will be implemented in the following two phases: in the first phase, which will last for five years and which is referred to as the “monitoring period,” the ICS will be used for confidential reporting to group-wide supervisors and discussion in supervisory colleges, and the ICS will not be used as a prescribed capital requirement. After the monitoring period, the ICS will be implemented as a group-wide prescribed capital standard. In addition, in the U.S., the NAIC and the Federal Reserve Board are developing a group capital calculation tool using a risk-based capital aggregation method, similar to the GCC, for all entities within the insurance holding company, including non-U.S. entities and are seeking effective equivalency of such tool to the ICS for U.S.-based IAIGs. In the U.S., the NAIC has also promulgated additional amendments to the Holding Company Model Act that address “group wide” supervision of internationally active insurance groups. To date, each of the Domiciliary States has adopted a form of these provisions, with New York adopting in 2020 an amendment to Insurance Regulation 203, which permits the New York Superintendent of Financial Services to act as group-wide supervisor of an IAIG that conducts substantial insurance operations in New York. We cannot predict with any degree of certainty the additional capital requirements, compliance costs or other burdens these requirements may impose on us and our insurance company affiliates.
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
In addition, the Dodd-Frank Act authorized the Treasury Secretary and the Office of the U.S. Trade Representative to negotiate covered agreements. A covered agreement is an agreement between the U.S. and one or more foreign governments, authorities or regulatory entities, regarding prudential measures with respect to insurance or reinsurance. Pursuant to this authority, in September 2017, the U.S. and the EU signed the EU Covered Agreement and the U.S. released the Policy Statement providing the U.S.’s interpretation of certain provisions in the EU Covered Agreement. The Policy Statement provides that the U.S. expects that the GCC, which is currently being developed by the NAIC, will satisfy the EU Covered Agreement’s group capital assessment requirement. In addition, on December 18, 2018, the U.K. Covered Agreement was signed in anticipation of the U.K.’s exit from the EU. U.S. state regulators have until September 1, 2022 to adopt reinsurance reforms removing reinsurance collateral requirements for EU and U.K. reinsurers that meet the prescribed minimum conditions set forth in the EU Covered Agreement and U.K. Covered Agreement or else state laws imposing such reinsurance collateral requirements may be subject to federal preemption. In 2019, the NAIC adopted revisions to the Credit for Reinsurance Model Law and Regulation that would, if adopted into law by state regulators, implement the reinsurance collateral provisions of the EU Covered Agreement and the U.K. Covered Agreement. As of January 5, 2022, each of the Domiciliary States has adopted the 2019 amendments to the Credit for Reinsurance Model Law, other than the District of Columbia, which currently has pending legislation to adopt such amendments to the Credit for Reinsurance Model Law. Additionally, as of January 5, 2022, each of California, Colorado, Delaware, Iowa, Michigan, New York and Texas has adopted the 2019 amendments to the Credit for Reinsurance Model Regulation, and each of the remaining Domiciliary States (other than the District of Columbia) has pending legislation to adopt such amendments to the Credit for Reinsurance Model Regulation. The NAIC adopted a new accreditation standard that requires states to adopt the revisions no later than September 1, 2022, which is likely to motivate the remaining Domiciliary States to adopt the amendments. The reinsurance collateral provisions of the EU Covered Agreement or the U.K. Covered Agreement may increase competition, in particular with respect to pricing for reinsurance transactions, by lowering the cost at which competitors of the reinsurance subsidiaries of our insurance company affiliates, such as Athene Holding’s direct, wholly owned subsidiary ALRe, are able to provide reinsurance to U.S. insurers.
As the parent of Athene Holding, we are subject to certain insurance laws and regulations in Bermuda, where Apollo is considered a “shareholder controller” of (a) AARe, a Bermuda Class E insurance company and a wholly owned subsidiary of Athene Holding, as well as AARe’s direct and indirect Bermuda domiciled insurance and reinsurance subsidiaries, including ALRe, a Bermuda Class E insurance company, (b) ALREI, a Bermuda Class C insurer and wholly-owned subsidiary of Athene Holding, (c) Athora Life Re, a Bermuda Class E insurance company and a wholly owned subsidiary of Athora Holding Ltd., a Bermuda private company, (d) Catalina General, a Bermuda Class 3A and Class C insurer and a wholly owned subsidiary of Catalina Holding (Bermuda) Ltd., and (e) Aspen Bermuda, a Class 4 insurer and a wholly-owned subsidiary of Aspen. Each of AARe, ALRe, ALREI, Athora Life Re, Catalina General and Aspen Bermuda is subject to regulation and supervision by the BMA and compliance with all applicable Bermuda law and Bermuda insurance statutes and regulations, including but not limited to the Bermuda Insurance Act. Under the Bermuda Insurance Act, the BMA maintains supervision over the “controllers” of all registered insurers in Bermuda. For these purposes, a “controller” includes a shareholder controller (as defined in the Bermuda Insurance Act). The Bermuda Insurance Act imposes certain notice requirements upon any person that has become, or as a result of a disposition ceased to be, a shareholder controller, and failure to comply with such requirements is punishable by a fine or imprisonment or both. In addition, the BMA may file a notice of objection to any person or entity who has become a controller of any description where it appears that such person or entity is not, or is no longer, fit and proper to be a controller of the registered insurer, and such person or entity can be subject to fines or imprisonment or both. These laws may discourage potential acquisition proposals and may delay, deter or prevent an acquisition of controllers of Bermuda insurers.
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
We are subject to a number of laws and regulations governing payments and contributions to public officials or other parties, including restrictions imposed by the U.S. Foreign Corrupt Practices Act (“FCPA”), as well as economic sanctions and export control laws administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign public officials and political parties, and requires public companies in the U.S. to keep books and records that accurately and fairly reflect their transactions. The U.S. Department of Commerce and the U.S. Department of State administer and enforce certain export control laws and regulations, and OFAC and the U.S. Department of State administer and enforce economic sanctions based on U.S. foreign policy and national security goals against targeted countries, territories, regimes, entities, organizations and individuals. These laws and regulations relate to a number of aspects of our businesses, including servicing existing fund investors, finding new fund investors, and sourcing new investments, as well as activities by the portfolio companies of our funds. In recent years, the U.S. government has devoted greater resources to enforcement of the FCPA and sanctions and export control laws. A number of other countries have also expanded significantly their enforcement activities, especially in the anti-corruption area. Recently, the U.S. government has also increasingly used sanctions and export controls to address broader foreign and international economic policy goals, including targeting Chinese companies with apparent ties to the military and/or human rights abuses of ethnic minorities in the Xinjiang province by prohibiting U.S. persons from purchasing or selling certain publicly traded securities of listed “Chinese Military-Industrial Complex Companies” or otherwise subjecting such companies to export control restrictions. While we have developed and implemented policies and procedures designed to ensure compliance by us and our personnel with the FCPA and other applicable anti-bribery laws, as well as with sanctions and export control laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated these laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and/or financial position.
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
The SEC, the Financial Industry Regulatory Authority (“FINRA”), the Municipal Securities Rulemaking Board, as well as certain U.S. states, localities, and public instrumentalities, have adopted “pay-to-play” laws, rules, regulations and/or policies which restrict the political activities of investment managers that seek investment from or manage funds on behalf of state and local government entities. Such restrictions can include limits on the ability of such managers covered investment advisers, certain covered employees of the adviser or covered political action committees controlled by the adviser or its employees to make political contributions to or fundraise for certain state and local candidates, officials, and political organizations, as well as obligations to make regular disclosures about such political activities to federal, state, or local regulators and to use only parties that are subject to equivalent political activity restrictions in soliciting investment from state and local government entities. In addition, many pay-to-play regimes (including the SEC pay-to-play rule for investment advisers) impute the personal political activities of certain executives and employees, and in some instances their spouses and family members, to the manager for purposes of potential pay-to-play liability. Violation of pay-to-play laws can lead to the loss of management fees, rescission of current commitments to our funds, and a loss of future investment opportunities, and issues involving pay-to-play violations and alleged pay-to-play violations often receive substantial media coverage and can result in regulatory inquiries from federal, state or local regulators. Any failure on our part or a party acting on our behalf to comply with applicable pay-to-play laws, regulations or policies could expose us to significant penalties and reputational damage, and could have a material adverse impact on us.
The Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) expanded the scope of U.S. sanctions against Iran. Notably, ITRA generally prohibits foreign entities that are majority owned or controlled by U.S. persons from engaging in transactions with Iran. In addition, Section 219 of ITRA amended the Exchange Act to require public reporting companies to disclose in their annual or quarterly reports certain dealings or transactions the company or its affiliates engaged in during the previous reporting period involving Iran or individuals or entities targeted by certain OFAC sanctions. ITRA may require companies to disclose these types of transactions even if they were permissible under U.S. law or were conducted outside of the U.S. by a non-U.S. entity. Companies that have been considered our affiliates at the time have publicly filed and/or provided to us the disclosures reproduced in certain of the Company’s periodic reports filed with the SEC in 2013 and 2014. We are required to separately file, concurrently with our annual and quarterly reports that contain such a disclosure, a notice that such activities have been disclosed in our report. The SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. Disclosure of such activity, even if such activity is not subject to penalties or sanctions under applicable law, could harm our reputation and have a negative impact on our business.
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
Regulations governing AINV’s and ADS’ operations as business development companies affect their ability to raise, and the way in which they raise, additional capital.
As business development companies under the Investment Company Act, AINV and ADS may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions (referred to collectively as “senior securities”) up to the maximum amount permitted by the Investment Company Act. As business development companies, AINV and ADS are generally required to meet an asset coverage ratio of total assets to total borrowings and other senior securities, which include all of its borrowings and any preferred stock they may issue in the future, of at least 150%. If this ratio declines below 150%, the contractual arrangements governing these securities may require AINV or ADS to sell a portion of its investments and, depending on the nature of its leverage, repay a portion of its indebtedness at a time when such sales may be disadvantageous.
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
In the event AINV or ADS sells, or otherwise issues, shares of its common stock at a price below net asset value per share, existing AINV or ADS stockholders will experience net asset value dilution and the investors who acquire shares in such offering may thereafter experience the same type of dilution from subsequent offerings at a discount. For example, if AINV or ADS sells an additional 10% of its common shares at a 5% discount from net asset value, an AINV or ADS stockholder who does not participate in that offering for its proportionate interest will suffer net asset value dilution of up to 0.5% or $5 per $1,000 of net asset value.
In addition to issuing securities to raise capital as described above, AINV or ADS may in the future securitize loans to generate cash for funding new investments. To securitize loans, each may create a wholly-owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who it would expect would be willing to accept a substantially lower interest rate than the loans earn. AINV or ADS would retain all or a portion of the equity in the securitized pool of loans. AINV’s or ADS’ retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. An inability of AINV or ADS to successfully securitize its loan portfolio could limit its ability to grow its business and fully execute its business strategy and adversely affect its earnings, if any. Moreover, the successful securitization of its loan portfolio might expose it to losses as the residual loans in which it does not sell interests will tend to be those that are riskier and more apt to generate losses.
In addition, for federal income tax purposes AINV and ADS have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Under the Code, AINV and ADS must meet certain source-of-income, asset diversification and annual distribution requirements. Each of AINV and ADS will be subject to corporate-level income tax if it is unable to maintain its status as a RIC, which would materially affect its ability to raise additional capital.
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
If we were deemed an investment company under the Investment Company Act, applicable restrictions could make it impractical for us to continue our businesses as contemplated and could have a material adverse effect on our businesses and the price of our Preferred shares.
We do not believe that we are an “investment company” under the Investment Company Act because the nature of our assets and the income derived from those assets allow us to rely on the exception provided by Rule 3a-1 issued under the Investment Company Act. In addition, we believe we are not an investment company under Section 3(b)(1) of the Investment Company Act because we are primarily engaged in non-investment company businesses. We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, we would be subject to restrictions imposed by the Investment Company Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our businesses as contemplated and would have a material adverse effect on our businesses and the price of our Preferred shares.
Risks Related to Our Preferred Shares
The market price and trading volume of our Preferred shares may be volatile, which could result in rapid and substantial losses for our stockholders.
The market price of our Preferred shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Preferred shares may fluctuate and cause significant price variations to occur. You may be unable to resell your Preferred shares at or above your purchase price, if at all. The market price of our Preferred shares may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Preferred shares or result in fluctuations in the price or trading volume of our Preferred shares include:
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
•publication of research reports about us or the investment management industry or the failure of securities analysts to cover our Preferred shares;
•additions or departures of key management personnel;
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
•a lack of liquidity in the trading of our Preferred shares;
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
An investment in our Preferred shares is not an investment in any of our funds, and the assets and revenues of our funds are not directly available to us.
Our Preferred shares are securities of Apollo Asset Management, Inc. only. While our historical consolidated and combined financial information includes financial information, including assets and revenues of certain Apollo funds on a consolidated basis, and our future financial information will continue to consolidate certain of these funds, such assets and revenues are available to the fund, and not to us except through management fees, performance fees, distributions and other proceeds arising from agreements with funds, as discussed in more detail in this report.
We cannot assure you that our intended quarterly dividends on our Preferred shares will be paid each quarter or at all.
The declaration and payment of dividends is at the sole discretion of our board of directors. In making decisions regarding our quarterly dividend, our board of directors considers general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations, legal, tax, regulatory and other restrictions that may have implications on the payment of dividends by us to the holders of our Preferred shares or by our subsidiaries to us, and such other factors as our board of directors may deem relevant.
We cannot assure you that any dividends will or can be paid to the holders of our Preferred shares. If dividends on a series of the Preferred shares have not been declared and paid for the equivalent of six or more quarterly dividend periods, whether or not consecutive, holders of the Preferred shares, together as a class with holders of any other series of parity shares with like voting rights, will be entitled to vote for the election of two additional directors to the board of directors. When quarterly dividends have been declared and paid on such series of the Preferred shares for four consecutive quarters following such a nonpayment event, the right of the holders of the Preferred shares and such parity shares to elect these two additional directors will cease, the terms of office of these two directors will forthwith terminate and the number of directors constituting the board of directors will be reduced accordingly.

Risks Related to Our Organization and Structure
Apollo Global Management, Inc. holds all of our shares of common stock.
Following our merger with Athene, Apollo Global Management, Inc. holds all of our shares of common stock. As a result, Apollo Global Management, Inc. is able to control any action requiring the general approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger or sale of substantially all of our assets, as well as our ability to enter into corporate transactions. The interests of Apollo Global Management, Inc. could conflict with or differ from our interests or the interests of our other holders of Preferred shares. For example, Apollo Global Management, Inc. could delay, defer or prevent a change of control of our Apollo or impede a merger, takeover or other business combination that may otherwise be favorable for us. Additionally, Apollo Global Management, Inc., as the holder of all our shares of common stock, is able to remove any of our directors at its discretion.
We may from time to time undertake internal reorganizations that may adversely impact our business and results of operations.
On September 5, 2019, we converted from a Delaware limited liability company to a Delaware corporation. Additionally, on January 1, 2022, in connection with the consummation of our merger with Athene, we completed an internal restructuring that eliminated our Class B and Class C shares of common stock and collapsed our umbrella partnership C corporation (“Up-C”) structure. From time to time, we may undertake other internal reorganizations in an effort to simplify our organizational structure, streamline our operations or for other reasons. Such internal reorganization may involve, among other things, the combination or dissolution of certain of our existing subsidiaries and the creation of new subsidiaries. Any such transactions could be disruptive to our business, result in significant expense, require regulatory approvals, and fail to result in the intended or expected benefits, any of which could adversely impact our business and results of operations.
We are not required to comply with most corporate governance requirements under the rules of the NYSE.
Our listed securities consist only of the Preferred shares. Additionally, we are exempt from complying with Rule 10A-3 under the Exchange Act because the shares of common stock of our parent, Apollo Global Management, Inc., are listed on the NYSE. As a result, we are not required, and we do not intend, to have (i) a nominating/corporate governance committee and (ii) a compensation committee. We are also not required to have an audit committee that complies with Rule 10A-3 under the Exchange Act. Accordingly, holders of our Preferred shares will not have the same protections afforded to equity holders of entities that are subject to all of the corporate governance requirements of the NYSE.
Our ability to pay regular dividends may be limited by our holding company structure. We are dependent on funding from the Apollo Operating Group to pay dividends.
As a holding company, our ability to pay dividends will be subject to the ability of our subsidiaries to provide cash to us. We intend to make quarterly dividends to the holders of our Preferred shares and may pay dividends to Apollo Global Management, Inc., the holder of our common stock. Accordingly, we expect to cause the Apollo Operating Group to provide cash in an amount sufficient to enable us to pay such dividends to our equity holders; however, such funding may not occur and dividends may not be paid.
There may be circumstances under which we are restricted from paying dividends under applicable law or regulation (for example, due to Delaware limited partnership, DGCL or limited liability company act limitations on making dividends if liabilities of the entity after the dividend would exceed the value of the entity’s assets).
We are required to pay our Former Managing Partners and Contributing Partners for most of the actual tax benefits we realize as a result of the tax basis step-up we received in connection with our acquisitions of units from them.
Prior to the consummation of our corporate reorganization on January 1, 2022, and subject to certain restrictions, each of our Former Managing Partners and Contributing Partners had the right to exchange the AOG Units that he held through his partnership interest in Holdings for our Class A shares in a taxable transaction. These exchanges, as well as our acquisitions of units from our Former Managing Partners and Contributing Partners, resulted in increases in the tax basis of the intangible assets of the Apollo Operating Group that otherwise would not have been available. Any such increases reduced the amount of tax that Apollo Asset Management, Inc., the parent of the consolidated group which includes APO Corp. and APO Asset Corp., wholly owned subsidiaries of Apollo Asset Management, Inc., would otherwise be required to pay in the future.
We have entered into a tax receivable agreement with our Former Managing Partners and Contributing Partners that provides for the payment by Apollo Asset Management, Inc., to our Former Managing Partners and Contributing Partners of 85% of the amount of actual tax savings, if any, that Apollo Asset Management, Inc. realizes (or is deemed to realize in the case of an early termination payment by Apollo Asset Management, Inc. or a change of control, as discussed below) as a result of these increases in tax deductions and tax basis and certain other tax benefits, including imputed interest expense, related to entering into the tax receivable agreement. Future payments that Apollo Asset Management, Inc. may make to our Former Managing Partners and Contributing Partners could be material in amount.
The IRS could challenge our claim to any increase in the tax basis of the assets owned by the Apollo Operating Group that resulted from the exchanges entered into by our Former Managing Partners and Contributing Partners. The IRS could also challenge any additional tax depreciation and amortization deductions or other tax benefits (including deductions for imputed interest expense associated with payments made under the tax receivable agreement) we claim as a result of, or in connection with, such increases in the tax basis of such assets. If the IRS were to successfully challenge a tax basis increase or tax benefits we previously claimed from a tax basis increase, Holdings would not be obligated under the tax receivable agreement to reimburse Apollo Asset Management, Inc. for any payments previously made to them (although any future payments would be adjusted to reflect the result of such challenge). As a result, in certain circumstances, payments could be made to our Former Managing Partners and Contributing Partners under the tax receivable agreement in excess of 85% of the actual aggregate cash tax savings of Apollo Asset Management, Inc. Apollo Asset Management, Inc.’s ability to achieve benefits from any tax basis increase and the payments to be made under this agreement will depend upon a number of factors, including the timing and amount of its future income.
Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain legal actions between us and our stockholders, which could limit our stockholders’ ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with us or our directors, officers or employees, and the enforceability of the exclusive forum provision may be subject to uncertainty.
Article XV of our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, other employees or stockholders to us or our stockholders; (c) any action asserting a claim arising pursuant to any provision of the DGCL, the Certificate of Incorporation or the Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (d) any action asserting a claim governed by the internal affairs doctrine, except for, as to each of (a) through (d) above, any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or for which the Court of Chancery does not have subject matter jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in the Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations. The exclusive forum provision also provides that it will not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Stockholders cannot waive, and will not be deemed to have waived under the exclusive forum provision, the Company’s compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this exclusive forum provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, this exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Further, in the event a court finds the exclusive forum provision contained in the Certificate of Incorporation to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
Risks Related to Taxation
Proposed changes in U.S. and foreign taxation of business may adversely affect us.
We are subject to tax laws in the U.S. and numerous foreign jurisdictions. The U.S. and many international legislative and regulatory bodies continually propose and enact legislation that could significantly impact how U.S. multinational corporations are taxed. In the U.S., the proposed legislation in the Build Back Better Act would impose a 15% “minimum” tax on corporate book income for corporations with profits over $1 billion, change the “Global Intangible Low-Taxed Income” (“GILTI”) regime, reduce the deduction for “Foreign-Derived Intangible Income” (“FDII”), and create a new limitation on interest deductions as well as other corporate tax reform. Due to the large scale of our U.S. and international business activities, many of these proposed changes, if enacted into law, could have an adverse impact on our worldwide effective tax rate, income tax expense and cash flows.

In addition, other changes could be enacted in the future to increase the corporate tax rate, limit further the deductibility of interest, subject carried interest to more onerous taxation or effect other changes that could have a material adverse effect on our business, results of operations and financial condition. Other changes to tax laws enacted by state or local governments in jurisdictions in which we or our portfolio companies operate, could result in further changes to state and local taxation and materially adversely affect our business, results of operations and financial condition. If these proposals are ultimately enacted into legislation, they could materially impact our tax provision, cash tax liability and effective tax rate.
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
In addition, we or certain of our funds’ portfolio companies are currently (or have been recently) under tax audit in various jurisdictions, including the U.S., India, and the United Kingdom, and these jurisdictions or any others where we conduct business may assess additional tax against us. While we believe our tax positions, determinations, and calculations are reasonable, the final determination of tax upon resolution of any audits could be materially different from our historical tax provisions and accruals. Should additional material taxes be assessed as a result of an audit, assessment, or litigation, there could be an adverse effect on our results of operations and cash flows in the period or periods for which that determination is made.
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
The TCJA introduced, for taxable periods beginning after December 31, 2017, a minimum tax on “Global Intangible Low-Taxed Income” (“GILTI”) which may require us to pay tax at the highest rates applicable to ordinary income on our pro rata share of GILTI generated by certain CFCs that we own directly or indirectly prior to the receipt of cash relating to such income. It is possible that we may be required to recognize income without the receipt of cash relating to such income.
We may be subject to limitations on deducting interest expense that could have a material impact on our rates of return on investment.
For taxable years beginning after December 31, 2017, taxpayers may no longer deduct business interest expense in excess of the sum of (i) business interest income and (ii) 30% (or, solely for the taxable years that begin in 2019 or 2020, 50%) of “adjusted taxable income” (which is similar to EBITDA for taxable years beginning before January 1, 2022, and similar to EBIT for taxable years beginning thereafter). Any excess business interest not allowed as a deduction in a taxable year as a result of the limitation generally will carry forward to the following taxable year. Although the impact of this limitation will vary across our funds’ portfolio companies, it is possible that we may not be able to fully utilize the same amount of leverage to finance investments or that a material amount of interest expense may not be deductible for U.S. federal income tax purposes by our funds’ portfolio companies, both of which may have a material impact on our rates of return on investments.
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

You should also be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS and the U.S. Department of the Treasury, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. It is possible that future legislation increases the U.S. federal income tax rates applicable to corporations again. No prediction can be made as to whether any particular proposed legislation will be enacted or, if enacted, what the specific provisions or the effective date of any such legislation would be, or whether it would have any effect on us. As such, we cannot assure you that future legislative, administrative or judicial developments will not result in an increase in the amount of U.S. tax payable by us, our funds, portfolio companies owned by our funds or by investors in our Preferred shares. If any such developments occur, our business, results of operation and cash flows could be adversely affected and such developments could have an adverse effect on your investment in our Preferred shares.
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
Further, FATCA as well as Chapters 3 and 61 of the Code, require Apollo to collect IRS Tax Forms (W-9 and W-8 series), and, in some cases, Cayman Self-Certifications and other supporting documentation from their investors. Similarly, the Common Reporting Standards (“CRS”) require Apollo to collect CRS Self-Certifications.
Failure to meet these regulatory requirements could expose Apollo and/or its investors to a punitive withholding tax of 30% on certain U.S. payments and possibly limit their ability to open bank accounts and secure funding the global capital markets. As of 2019, a 30% withholding tax applies to the gross proceeds from the sale of U.S. stocks and securities. Proposed regulations were issued eliminating withholding on the payments of gross proceeds and further delaying the effective date of foreign pass-thru payment withholding, however, aspects of these changes are uncertain and may be modified by regulations issued by the U.S. Treasury Department. The reporting obligations imposed under FATCA require FFIs to comply with agreements with the IRS to obtain and disclose information about certain investors to the IRS. The administrative and economic costs of compliance with FATCA may discourage some investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors.
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
Implementation into domestic legislation is not yet complete and may not be uniform across the participating states; certain actions give states options for implementation, certain actions are recommendations only and other jurisdictions may elect to only partially implement rules where it is in the state’s interest. On November 24, 2016, the OECD published the text of the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent BEPS, which is intended to expedite the interaction of the tax treaty changes of the BEPS project. Several of the proposed measures, including measures covering treaty abuse, the deductibility of interest expense, local nexus requirements, transfer pricing and hybrid mismatch arrangements are potentially relevant to some of our fund structures and could have an adverse tax impact on our funds, investors and/or our funds’ portfolio companies. On June 7, 2017, the first wave of countries (68 in total) participated in the signing ceremony of the multilateral instrument (“MLI”). The MLI went into effect on July 1, 2018 with the intention to override and complement certain provisions in existing bilateral tax treaties. As of December 14, 2021, 96 countries have signed the MLI and 68 have ratified it. There are some important countries that have not yet signed including the U.S. and Brazil. As a result, uncertainty remains around the access to tax treaties for some of the investments’ holding platforms, which could create situations of double taxation and adversely impact the investment returns of our funds.
In October 2021, the OECD published an outline describing the conceptual agreement among 136 countries on fundamental reforms to international tax rules. The OECD outline suggests that these reforms be implemented by 2023, but is contingent upon the independent actions of participating countries to enact law changes. If enacted into law, in whole or in part, this proposed change to international tax rules could negatively impact our effective tax rate.
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
The European Union has taken steps to implement a consistent application of BEPS project type principles between EU member states through the Anti-Tax Avoidance Directive 2016/1164 (“ATAD 1”), the Council Directive amending Directive (EU) 2016/1164 (“ATAD II”), and the Council Directive “laying down rules to prevent the misuse of shell entities for tax purposes and amending Directive 2011/16/EU” (“ATAD III”, and together with ATAD I and ATAD II, “the ATAD rules”). The ATAD rules may place additional administrative burden on our management team or portfolio company management to assess the impact of such rules on the investments of our funds and ultimately could lead to increased cost which could adversely affect profitability. The ATAD rules may also impact the investment returns of our funds.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our principal executive offices are located in leased office space at 9 West 57th Street, New York, New York 10019. We also lease the space for our offices in New York, Los Angeles, San Diego, Houston, Bethesda, Greenwich, Miami, London, Frankfurt, Madrid, Luxembourg, Mumbai, Delhi, Singapore, Hong Kong, Shanghai and Tokyo, among other locations throughout the world. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our businesses.
ITEM 3.    LEGAL PROCEEDINGS
See note 16 to our consolidated financial statements for a summary of the Company’s legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Prior to the Mergers, our Class A shares were listed on the NYSE under the symbol “APO.” As a result of the Mergers, our Class A shares were delisted from the NYSE before the open of the market on January 3, 2022.
The number of holders of record of our Class A shares as of December 31, 2021 was 7. This did not include the number of stockholders that held stock in “street name” through banks or broker-dealers. Following the Mergers, all of our shares of common stock are held by Apollo Global Management, Inc.
On December 31, 2021, prior to and in connection with the Mergers, the one Class B share and the one Class C share were each converted to 10 Class A shares.
Stock Performance Graph
The following graph depicts the total return to holders of our Class A shares from the closing price on December 31, 2016 through December 31, 2021, relative to the performance of the S&P 500 Index and the Dow Jones U.S. Asset Managers Index. The graph assumes $100 invested on December 31, 2016 and dividends received reinvested in the security or index.
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

Total Return Performance
500
400
300
200
100
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
APO U.S. Equity
S&P 500 Index
Dow Jones U.S. Asset Manager

Cash Dividend Policy
Prior to the Mergers, holders of the Company's Class A shares were entitled to receive dividends when declared by the Board of Directors. Dividends on Class A shares were historically declared in February, May, August and November and were usually paid the last business day of the same month.
The quarterly cash dividend previously paid to our Class A stockholders can be found in note 14 to our consolidated financial statements.
We may pay cash dividends on our common stock in the future. Any future determination to pay dividends will be made at the discretion of our board of directors and will depend upon many factors, including general economic and business conditions, our strategic plans and prospects, our businesses and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations, legal, tax and regulatory restrictions, restrictions and other implications on the payment of dividends by us or by our subsidiaries to us and such other factors as our board of directors may deem relevant.
When, as and if declared by our board of directors, dividends on the Preferred Shares will be payable quarterly on March 15, June 15, September 15 and December 15 of each year, at a rate per annum equal to 6.375%. Dividends on the Preferred shares are discretionary and non-cumulative. See note 14 to our consolidated financial statements for further information.
Subject to certain exceptions, unless dividends have been declared and paid or declared and set apart for payment on the Preferred shares for a quarterly dividend period, during the remainder of that dividend period, we may not declare or pay or set apart payment for dividends on our shares of common stock and any other equity securities that the Company may issue in the future ranking, as to the payment of dividends, junior to our Preferred shares and we may not repurchase any such junior shares. See “Item 1A. Risk Factors—Risks Related to Our Preferred Shares—We cannot assure you that our intended quarterly dividends on our Preferred shares will be paid each quarter or at all.”
Under the DGCL we may only pay dividends to our stockholders out of (i) our surplus, as defined and computed under the provisions of the DGCL or (ii) our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Subject to the rights of the holders of the Preferred shares and applicable law, our Certificate of Incorporation and Bylaws provide that our board of directors may, in its sole discretion, at any time and from time to time, declare, make and pay dividends to the holders of our common stock. The debt arrangements, as described in note 11 to our consolidated financial statements, do not contain restrictions on our or our subsidiaries’ ability to pay dividends; however, instruments governing indebtedness that we or our subsidiaries incur in the future may contain restrictions on our or our subsidiaries’ ability to pay dividends or make other cash distributions to equity holders.
Securities Authorized for Issuance Under Equity Compensation Plans
At the closing of the Mergers, AGM Inc. assumed the Equity Plan, and also assumed the share reserve available for future issuances under the Equity Plan. Accordingly, following the closing of the Mergers, none of our securities are authorized for issuance under any equity compensation plans.
Unregistered Sale of Equity Securities
In November 2021 and December 2021, we issued 678,975 and 1,595,412 shares of Class A shares, respectively, net of taxes to Apollo Management Holdings, L.P., a subsidiary of Apollo Global Management, Inc., in connection with issuances of stock to participants in the Equity Plan for an aggregate purchase price of $51.8 million and $111.9 million, respectively. The issuance was exempt from registration under the Securities Act in accordance with Section 4(a)(2) and Rule 506(b) thereof, as transactions by the issuer not involving a public offering. We determined that the purchaser of Class A shares in the transactions, Apollo Management Holdings, L.P., was an accredited investor.
Issuer Purchases of Equity Securities
The following table sets forth purchases of our Class A shares made by us or on our behalf during the fiscal quarter ended December 31, 2021. From October 1, 2021 through December 31, 2021, the Company paid approximately $41.7 million in cash to satisfy tax withholding and cash settlement obligations in lieu of issuing Class A shares upon the vesting of equity awards representing 582,811 Class A shares.

Period	Total number of Class A shares purchased(1)	Average price paid per share	Total number of Class A shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of Class A shares that may yet be purchased under the plans or programs (3)
October 1, 2021 through October 31, 2021	—	$—	—	$134,225,974
November 1, 2021 through November 30, 2021	—	$—	—	$134,225,974
December 1, 2021 through December 31, 2021	1,390,000	$71.04	823,081	$34,051,706
Total	1,390,000
(1)    Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted Class A shares that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's Equity Plan. To prevent dilution on account of these awards, Apollo, in its discretion, repurchased Class A shares on the open market from time to time and retired them. During the three months ended December 31, 2021, we repurchased 566,919 Class A shares at an average price paid per share of $71.04 in open-market transactions not pursuant to a publicly-announced repurchase plan or program on account of these awards. See note 14 to the consolidated financial statements for further information on Class A shares.
(2)    Pursuant to a share repurchase program that was publicly announced on March 12, 2020, the Company was authorized to repurchase up to $500 million in the aggregate of its Class A shares, including through the repurchase of outstanding Class A shares and through a reduction of Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the 2019 Equity Plan (or any successor equity plan thereto). This authorization increased the Company’s capacity to repurchase shares from $80 million of unused capacity under the Company’s previously approved share repurchase plan. The repurchase program allowed the Company to repurchase Class A shares from time to time in open market transactions, in privately negotiated transactions, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. The Company was not obligated under the terms of the program to repurchase any of its Class A shares. The repurchase program had no expiration date and was terminated upon the completion of the Mergers. Class A shares repurchased as part of this program were canceled by the Company.
(3)     Amounts have been adjusted to account for reductions of Class A shares to satisfy associated tax obligations in connection with the settlement of equity-based awards granted to employees under the Equity Plan.
ITEM 6.     [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Apollo Global Management, Inc.’s consolidated financial statements and the related notes as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section of this report entitled “Item 1A Risk Factors.” The highlights listed below have had significant effects on many items within our consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods.
General
Our Businesses
Founded in 1990, Apollo is a high-growth, global alternative asset manager with a focus on three investing strategies: yield, hybrid and equity. We have a flexible mandate in many of the funds we manage which enables our funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds as well as other institutional and individual investors. Apollo has a team of 2,153 employees, including 652 investment professionals, as of December 31, 2021.
Apollo conducts its business primarily in the United States and had the following three reportable segments as of December 31, 2021:
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
As of December 31, 2021, we had total AUM of $497.6 billion across all of our businesses. Approximately 88% of our total AUM was in funds with a contractual life at inception of five years or more, and 59% of such AUM was in permanent capital vehicles.

The following table presents the gross and net returns for Apollo’s credit segment by category type:

	Gross Returns	Net Returns
Category	For the Year Ended December 31, 2021	For the Year Ended December 31, 2021
Corporate Credit	7.4%	6.1%
Structured Credit	16.7%	14.6%
Direct Origination	16.3%	12.5%
On December 31, 2017, Fund IX held its final closing, raising a total of $23.5 billion in third-party capital and approximately $1.2 billion of additional capital from Apollo and affiliated investors for total commitments of $24.7 billion. As of December 31, 2021, Fund IX had $12.7 billion of uncalled commitments remaining. On December 31, 2013, Fund VIII held a final closing raising a total of $17.5 billion in third-party capital and approximately $880 million of additional capital from Apollo and affiliated investors, and as of December 31, 2021, Fund VIII had $2.5 billion of uncalled commitments remaining. Additionally, Fund VII held a final closing in December 2008, raising a total of $14.7 billion, and as of December 31, 2021, Fund VII had $1.8 billion of uncalled commitments remaining. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through December 31, 2021. Apollo’s private equity fund appreciation was 47.6% for the year ended December 31, 2021.
For our real assets segment, there was a total gross return of 21.3% for the year ended December 31, 2021, which represents gross return for our real estate equity funds and their co-investment capital, the European principal finance funds, and infrastructure equity funds.
For further detail related to fund performance metrics across all of our businesses, see “—The Historical Investment Performance of Our Funds.”
The diagram below depicts our current organizational structure following the Mergers:
Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure.
(1)Includes direct and indirect ownership by AGM Inc.
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
Business Environment
As a global asset manager, we are affected by numerous factors, including the condition of financial markets and the economy. Price fluctuations within equity, credit, commodity, foreign exchange markets, as well as interest rates, which may be volatile and mixed across geographies, can significantly impact the valuation of our funds’ portfolio companies and related income we may recognize.
In the U.S., the S&P 500 Index increased by 26.9% in 2021, following an increase of 16.3% in 2020. Global equity markets also appreciated during the year, with the MSCI All Country World ex USA Index increasing 13.2% following an increase of 8.1% in 2020.
Conditions in the credit markets also have a significant impact on our business. Credit markets were positive in 2021, with the BofAML HY Master II Index increasing by 5.4%, while the S&P/LSTA Leveraged Loan Index increased by 3.5%. The U.S. 10-year Treasury yield at the end of the year was 1.52%. The Federal Reserve kept the benchmark interest rate steady during the year at a target range of 0% to 0.25%.
Foreign exchange rates can materially impact the valuations of our investments and those of our funds that are denominated in currencies other than the U.S. dollar. Relative to the U.S. dollar, the Euro depreciated 6.9% during the year, after appreciating 9.0% in 2020, while the British pound depreciated 1.0% during the year, after appreciating 3.1% in 2020. The price of crude oil appreciated by 55.0% during the year, after depreciating by 20.5% during 2020.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 5.7% in 2021, following a decrease of 3.5% in 2020. As of January 2022, the International Monetary Fund estimated that the U.S. economy will expand by 4.0% in 2022 and 2.6% in 2023. The U.S. Bureau of Labor Statistics reported that the U.S. unemployment rate decreased to 3.9% as of December 31, 2021. In addition, the U.S. Bureau of Labor Statistics reported that the annual U.S. inflation rate increased to 7.0% as of December 2021, compared to 1.4% as of December 2020 and continues to be the highest rate since 2008.
Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its fund investors by focusing on opportunities that management believes are often overlooked by other investors. As such, Apollo’s global integrated investment platform deployed $115.6 billion of capital through the funds it manages during the year ended December 31, 2021. Drawdown capital deployed was $22.3 billion during the year ended December 31, 2021. We believe Apollo’s expertise in credit and its focus on nine core industry sectors, combined with more than 31 years of investment experience, has allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors include chemicals, manufacturing and industrial, natural resources, consumer and retail, consumer services, business services, financial services, leisure, and media/telecom/technology. Apollo believes that these attributes have contributed to the success of its private equity funds investing in buyouts and credit opportunities during both expansionary and recessionary economic periods.
In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities, such as continuing to grow the assets of our permanent capital vehicles. As such, Apollo had $67.5 billion of capital inflows during the year ended December 31, 2021. Apollo returned $25.7 billion of capital and realized gains to the investors in the funds it manages during the year ended December 31, 2021.
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
On January 25, 2021, the Company announced that (i) the conflicts committee of the board of directors had completed its previously announced independent review of Mr. Black’s previous professional relationship with Jeffrey Epstein and publicly released the review’s findings; and (ii) at a meeting of the executive committee of our board of directors on January 24, 2021, Mr. Black informed the executive committee members that he intended to retire from his position as Chief Executive Officer of the Company on or before July 31, 2021. Leon Black, Marc Rowan and Joshua Harris, on behalf of our Class C Stockholder, voted to appoint Mr. Rowan as our Chief Executive Officer to begin serving in such role effective upon Mr. Black’s retirement.
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
As previously announced on May 20, 2021, following the closing of the Mergers, Joshua Harris (Co-Founder) stepped down from his day-to-day role at Apollo, while continuing to serve on the AGM Inc. board of directors and the executive committee of the AGM Inc. board of directors.
See "Item 10. Directors, Executive Officers and Corporate Governance" for information regarding our current directors and executive officers following the Mergers.
Operating Metrics
We monitor certain operating metrics that are common to the alternative asset management industry. These operating metrics include Assets Under Management, capital deployed, drawdown capital deployed and uncalled commitments.
Assets Under Management
The following presents Apollo’s Total AUM and Fee-Generating AUM by segment for the years ended December 31, 2019, 2020 and 2021 (in billions):

Note: Totals may not add due to rounding

The following presents Apollo’s AUM with Future Management Fee Potential by segment as of December 31, 2020 and 2021 (in billions):

Note: Totals may not add due to rounding

The following tables present the components of Performance Fee-Eligible AUM for each of Apollo’s three segments:

	As of December 31, 2021				As of December 31, 2020
	Credit(1)	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)				(in millions)
Performance Fee-Generating AUM (1)	$50,222	$36,268	$6,376	$92,866	$34,685	$29,296	$4,886	$68,867
AUM Not Currently Generating Performance Fees	5,094	4,845	1,001	10,940	16,791	5,035	821	22,647
Uninvested Performance Fee-Eligible AUM	11,964	21,252	6,981	40,197	9,847	27,214	5,709	42,770
Total Performance Fee-Eligible AUM	$67,280	$62,365	$14,358	$144,003	$61,323	$61,545	$11,416	$134,284
(1)Performance Fee-Generating AUM of $5.2 billion and $1.6 billion as of December 31, 2021 and December 31, 2020, respectively, are above the hurdle rates or preferred returns and have been deferred to future periods when the fees are probable to not be significantly reversed.
The following table presents AUM Not Currently Generating Performance Fees for funds that have invested capital for more than 24 months as of December 31, 2021 and the corresponding appreciation required to reach the preferred return or high watermark in order to generate performance fees:

Strategy / Fund	Invested AUM Not Currently Generating Performance Fees	Investment Period Active > 24 Months	Appreciation Required to Achieve Performance Fees(1)
	(in millions)
Credit:
Corporate Credit	$2,909	$2,446	1%
Structured Credit	2,076	1,908	11%
Direct Origination	109	109	30%
Total Credit	5,094	4,463	6%
Private Equity:
Hybrid Capital	1,293	668	>250bps
Other PE	3,552	2,205	54%
Total Private Equity	4,845	2,873	106%
Real Assets:
Total Real Assets	1,001	729	>250bps
Total	$10,940	$8,065
(1)All investors in a given fund are considered in aggregate when calculating the appreciation required to achieve performance fees presented above. Appreciation required to achieve performance fees may vary by individual investor. Funds with an investment period less than 24 months are not applicable.
The components of Fee-Generating AUM by segment are presented below:

	As of December 31, 2021
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$1,101	$25,962		$3,794	$30,857
Fee-Generating AUM based on invested capital	3,598	12,922		4,702	21,222
Fee-Generating AUM based on gross/adjusted assets	244,026	587		32,807	277,420
Fee-Generating AUM based on NAV	36,811	544		2,247	39,602
Total Fee-Generating AUM	$285,536	$40,015	(1)	$43,550	$369,101
(1)The weighted average remaining life of the traditional private equity funds as of December 31, 2021 was 64 months.

	As of December 31, 2020
	Credit	Private Equity		Real Assets	Total
	(in millions)
Fee-Generating AUM based on capital commitments	$922	$25,168		$6,580	$32,670
Fee-Generating AUM based on invested capital	3,000	15,393		2,434	20,827
Fee-Generating AUM based on gross/adjusted assets	238,202	771		26,820	265,793
Fee-Generating AUM based on NAV	27,534	494		1,356	29,384
Total Fee-Generating AUM	$269,658	$41,826	(1)	$37,190	$348,674
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
The following tables summarize changes in total AUM for each of Apollo’s three segments:

	For the Years Ended December 31,
	2021				2020
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$328,560	$80,716	$46,210	$455,486	$215,530	$76,788	$38,787	$331,105
Inflows	43,884	9,130	14,460	67,474	108,147	5,733	8,822	122,702
Outflows(2)	(15,801)	(1,083)	—	(16,884)	(14,976)	(182)	(517)	(15,675)
Net Flows	28,083	8,047	14,460	50,590	93,171	5,551	8,305	107,027
Realizations	(5,322)	(19,079)	(1,326)	(25,727)	(2,512)	(4,826)	(1,364)	(8,702)
Market Activity(3)	(1,219)	16,943	1,479	17,203	22,371	3,203	482	26,056
End of Period	$350,102	$86,627	$60,823	$497,552	$328,560	$80,716	$46,210	$455,486
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
(2)Outflows for Total AUM include redemptions of $2.7 billion and $2.6 billion during the years ended December 31, 2021 and 2020, respectively.
(3)Includes foreign exchange impacts of $(5.4) billion, $(113.7) million and $(328.4) million for credit, private equity and real assets, respectively, during the year ended December 31, 2021, and foreign exchange impacts of $6.2 billion, $193.5 million and $333.1 million for credit, private equity and real assets, respectively, during the year ended December 31, 2020.
Year Ended December 31, 2021
Total AUM was $497.6 billion at December 31, 2021, an increase of $42.1 billion, or 9.2%, compared to $455.5 billion at December 31, 2020. The net increase was primarily due to:
•Net flows of $50.6 billion primarily related to:

•a $28.1 billion increase related to funds we manage in the credit segment primarily consisting of (i) $13.6 billion of subscriptions driven by the corporate credit and structured credit funds we manage and (ii) a $25.1 billion net increase in AUM in the advisory and other category primarily due to the growth of our retirement services clients; offsetting these increases were $(8.7) billion of net segment transfers, primarily into real assets, and $2.7 billion of redemptions;
•a $14.5 billion increase related to funds we manage in the real assets segment primarily consisting of $7.5 billion of net segment transfers, $4.2 billion of subscriptions across the infrastructure, principal finance funds and real estate equity funds that we manage, and $2.8 billion of leverage; and
•a $8.0 billion increase related to funds we manage in the private equity segment primarily consisting of $5.6 billion of subscriptions and $1.2 billion of net transfers.
•Market activity of $17.2 billion, primarily related to $16.9 billion of appreciation in the private equity segment driven by $5.4 billion, $4.1 billion, $1.2 billion, and $1.1 billion from Fund IX, Fund VIII, Fund VII, and a co-investment fund, respectively.
•Realizations of $(25.7) billion primarily related to:
•$(19.1) billion related to funds we manage in the private equity segment primarily consisting of distributions of $15.9 billion and $1.8 billion from the traditional private equity and hybrid capital funds we manage, respectively; and
•$(5.3) billion related to funds we manage in the credit segment primarily consisting of distributions from the corporate credit and direct origination funds we manage.
The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three segments:

	For the Years Ended December 31,
	2021				2020
	Credit	Private Equity	Real Assets	Total	Credit	Private Equity	Real Assets	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$269,658	$41,826	$37,190	$348,674	$172,893	$43,826	$29,727	$246,446
Inflows	38,028	4,025	9,167	51,220	101,353	3,463	8,482	113,298
Outflows(2)	(17,811)	(1,906)	(2,532)	(22,249)	(18,173)	(4,611)	(991)	(23,775)
Net Flows	20,217	2,119	6,635	28,971	83,180	(1,148)	7,491	89,523
Realizations	(2,603)	(3,850)	(421)	(6,874)	(1,374)	(1,193)	(523)	(3,090)
Market Activity(3)	(1,736)	(80)	146	(1,670)	14,959	341	495	15,795
End of Period	$285,536	$40,015	$43,550	$369,101	$269,658	$41,826	$37,190	$348,674
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
(2)Outflows for Fee-Generating AUM include redemptions of $2.5 billion and $2.5 billion during the years ended December 31, 2021 and 2020, respectively.
(3)Includes foreign exchange impacts of $(4.6) billion, $(17.9) million and $(282.3) million for credit, private equity and real assets, respectively, during the year ended December 31, 2021, and foreign exchange impacts of $5.7 billion, $19.6 million and $260.2 million for credit, private equity and real assets, respectively, during the year ended December 31, 2020.

Year Ended December 31, 2021
Total Fee-Generating AUM was $369.1 billion at December 31, 2021, an increase of $20.4 billion, or 5.9%, compared to $348.7 billion at December 31, 2020. The net increase was primarily due to:
•Net flows of $29.0 billion primarily related to:
•a $20.2 billion increase related to funds we manage in the credit segment primarily consisting of (i) a $23.7 billion increase in AUM in the advisory and other category due to the growth of our retirement services clients, (ii) $8.1 billion of fee-generating capital deployment and (iii) $4.1 billion of subscriptions primarily across the corporate credit funds we manage; offsetting these increases were (i) $(6.6) billion of net segment transfers, primarily into real assets, (ii) $(4.3) billion of change in leverage and (iii) $(3.9) billion of fee-generating capital reduction; and
•a $6.6 billion increase related to funds we manage in the real assets segment primarily consisting of $5.1 billion of net segment transfers and $2.0 billion of fee-generating capital deployment.

•Net flows were offset by realizations of $(6.9) billion primarily related to the traditional private equity funds we manage.
Deployment, Drawdown Deployment and Uncalled Commitments
During the third quarter of 2020, the Company modified the definition of deployment to include net purchases, certain originations and net syndications to provide a more accurate representation of market activity across all the funds and accounts the Company manages. Prior period deployment figures have been recast to conform to this change in definition. The prior definition of deployment was limited to purchases in our commitment based funds, excluding certain funds in which permanent capital vehicles are the primary investor, and SIAs that have a defined maturity date, and has been renamed “drawdown deployment.”
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
Deployment and Drawdown Deployment
The following presents deployment across all funds and drawdown deployment for funds and SIAs with a defined maturity date, by segment, for the years ended December 31, 2019, 2020 and 2021 (in billions):

Note: Totals may not add due to rounding

Uncalled Commitments
The following presents Apollo’s uncalled commitments by segment as of December 31, 2020 and 2021 (in billions):

Note: Totals may not add due to rounding
As of December 31, 2021 and December 31, 2020, Apollo had $47.2 billion and $46.8 billion of dry powder, respectively, which represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses, and commitments from permanent capital vehicles.
The Historical Investment Performance of Our Funds
Below we present information relating to the historical performance of our funds, including certain legacy Apollo funds that do not have a meaningful amount of unrealized investments, and in respect of which the general partner interest has not been contributed to us.
When considering the data presented below, you should note that the historical results of our funds are not indicative of the future results that you should expect from such funds, from any future funds we may raise or from your investment in our Preferred shares.
An investment in our Preferred shares is not an investment in any of the Apollo funds, and the assets and revenues of our funds are not directly available to us. The historical and potential future returns of the funds we manage are not directly linked to returns on our Preferred shares. Therefore, you should not conclude that continued positive performance of the funds we manage will necessarily result in positive returns on an investment in our Preferred shares. However, poor performance of the funds that we manage would cause a decline in our revenue from such funds, and would therefore have a negative effect on our performance and in all likelihood the value of our Preferred shares.
Moreover, the historical returns of our funds should not be considered indicative of the future results you should expect from such funds or from any future funds we may raise. There can be no assurance that any Apollo fund will continue to achieve the same results in the future.
Finally, our private equity IRRs have historically varied greatly from fund to fund. For example, Fund VI generated a 12% gross IRR and a 9% net IRR since its inception through December 31, 2021, while Fund V generated a 61% gross IRR and a 44% net IRR since its inception through December 31, 2021. Accordingly, the IRR going forward for any current or future fund may vary considerably from the historical IRR generated by any particular fund, or for our private equity funds as a whole. Future returns will also be affected by the applicable risks, including risks of the industries and businesses in which a particular fund invests. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or of our future results or of any returns expected on an investment in our Class A shares and our Preferred shares” and “Item 1A. Risk Factors—The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and is expected to continue to impact our business, financial condition and results of operations.”

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
All amounts are as of December 31, 2021, unless otherwise noted:

(in millions)	Vintage Year	Total AUM	Committed Capital	Total Invested Capital	Realized Value	Remaining Cost	Unrealized Value	Total Value	Gross IRR	Net IRR
Private Equity:
Fund IX	2018	$29,879	$24,729	$13,289	$5,507	$10,510	$15,410	$20,917	48%	30%
Fund VIII	2013	14,729	18,377	16,091	19,267	6,451	10,949	30,216	18	13
Fund VII	2008	2,175	14,677	16,461	34,054	134	198	34,252	33	25
Fund VI	2006	639	10,136	12,457	21,135	405	2	21,137	12	9
Fund V	2001	259	3,742	5,192	12,721	120	2	12,723	61	44
Fund I, II, III, IV & MIA(2)	Various	9	7,320	8,753	17,400	—	—	17,400	39	26
Traditional Private Equity Funds(3)		$47,690	$78,981	$72,243	$110,084	$17,620	$26,561	$136,645	39	24
ANRP III	2020	1,551	1,400	539	75	539	735	810	NM1	NM1
ANRP II	2016	2,102	3,454	2,923	2,726	1,325	1,529	4,255	19	11
ANRP I	2012	258	1,323	1,149	1,117	517	91	1,208	2	(2)
AION	2013	448	826	700	437	352	388	825	6	1
Hybrid Value Fund II(8)	N/A	4,006	4,006	550	—	550	557	557	NM1	NM1
Hybrid Value Fund	2019	4,033	3,238	3,452	1,581	2,426	3,095	4,676	29	23
Impact Mission Fund(8)	N/A	825	831	454	—	454	454	454	NM1	NM1
Total Private Equity		$60,913	$94,059	$82,010	$116,020	$23,783	$33,410	$149,430
Credit:
Apollo Origination Partners(8)	N/A	$1,846	$1,832	$871	$21	$862	$870	$891	NM1	NM1
FCI IV	2021	1,108	1,123	154	2	154	165	167	NM1	NM1
FCI III	2017	2,694	1,906	2,921	2,012	1,858	1,844	3,856	18%	14%
FCI II	2013	2,160	1,555	3,268	2,573	1,695	1,466	4,039	8	5
FCI I	2012	—	559	1,516	1,975	—	—	1,975	12	8
SCRF IV (6)	2017	2,582	2,502	5,337	4,738	1,044	1,244	5,982	9	8
SCRF III	2015	—	1,238	2,110	2,428	—	—	2,428	18	14
SCRF II	2012	—	104	467	528	—	—	528	15	12
SCRF I	2008	—	118	240	357	—	—	357	33	26
Accord+	2021	1,459	1,461	85	—	85	85	85	NM1	NM1
Accord IV	2020	2,436	2,337	788	724	76	171	895	NM1	NM1
Accord IIIB(7)	2020	—	1,758	691	762	—	—	762	23	18
Accord III(7)	2019	—	886	2,358	2,499	—	—	2,499	22	18
Accord II(7)	2018	—	781	801	843	—	—	843	16	12
Accord I(7)	2017	—	308	111	121	—	—	121	10	5
Total Credit		$14,285	$18,468	$21,718	$19,583	$5,774	$5,845	$25,428
Real Assets:
European Principal Finance Funds
EPF III(4)	2017	$5,282	$4,531	$4,308	$2,542	$2,349	$3,354	$5,896	21%	12%
EPF II(4)	2012	970	3,454	3,512	4,601	541	299	4,900	13	8
EPF I(4)	2007	229	1,473	1,935	3,265	—	—	3,265	23	17
U.S. RE Fund III(5)	2021	975	935	375	10	370	437	447	NM1	NM1
U.S. RE Fund II(5)	2016	1,226	1,264	1,020	577	749	944	1,521	15	12
U.S. RE Fund I(5)	2012	117	655	640	855	117	77	932	12	9
Asia RE Fund II(5)(8)	N/A	956	947	450	91	373	383	474	NM1	NM1
Asia RE Fund I(5)	2017	728	691	459	230	289	478	708	18	14
Apollo Infrastructure Opportunity Fund II	2021	2,598	2,542	559	1	559	658	659	NM1	NM1
Apollo Infrastructure Opportunity Fund I	2018	761	897	802	873	294	367	1,240	25	20
Total Real Assets		$13,842	$17,389	$14,060	$13,045	$5,641	$6,997	$20,042
(1)Data has not been presented as the fund’s effective date is less than 24 months prior to the period indicated and such information was deemed not meaningful.
(2)The general partners and managers of Funds I, II and MIA, as well as the general partner of Fund III, were excluded assets in connection with the 2007 Reorganization. As a result, Apollo did not receive the economics associated with these entities. The investment performance of these funds, combined with Fund IV, is presented to illustrate fund performance associated with Apollo’s investment professionals.
(3)Total IRR is calculated based on total cash flows for all funds presented.
(4)Funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.14 as of December 31, 2021.
(5)U.S. RE Fund I, U.S. RE Fund II, U.S. RE Fund III, Asia RE Fund I and Asia RE Fund II had $159 million, $792 million, $260 million, $348 million and $515 million of co-investment commitments as of December 31, 2021, respectively, which are included in the figures in the table. A co-invest entity within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.35 as of December 31, 2021.
(6)Remaining cost for certain of our credit funds may include physical cash called, invested or reserved for certain levered investments.
(7)Gross and Net IRR have been presented for these funds as they have a defined maturity date of less than 24 months and have been liquidated.
(8)Vintage Year is not yet applicable as these funds have not had their final closings.
Private Equity
The following table summarizes the investment record for distressed investments made in our traditional private equity fund portfolios, since the Company’s inception. All amounts are as of December 31, 2021:

	Total Invested Capital	Total Value	Gross IRR
	(in millions)
Distressed for Control	$7,795	$18,873	29%
Non-Control Distressed	6,038	10,366	71
Total	13,833	29,239	49
Corporate Carve-outs, Opportunistic Buyouts, and Other Credit(1)	58,410	107,406	21
Total	$72,243	$136,645	39%
(1)Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.
The following tables provide additional detail on the composition of the Fund IX, Fund VIII and Fund VII private equity portfolios based on investment strategy. Amounts for Fund I, II, III, IV, V and VI are included in the table above but not presented below as their remaining value is less than $100 million or the fund has been liquidated and such information was deemed not meaningful. All amounts are as of December 31, 2021:
Fund IX(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,768	$3,905
Opportunistic Buyouts	10,012	15,079
Distressed(2)	509	1,933
Total	$13,289	$20,917
Fund VIII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,704	$6,759
Opportunistic Buyouts	12,820	22,703
Distressed(2)	567	754
Total	$16,091	$30,216

Fund VII(1)

	Total Invested Capital	Total Value
	(in millions)
Corporate Carve-outs	$2,539	$4,827
Opportunistic Buyouts	4,338	10,789
Distressed/Other Credit(2)	9,584	18,636
Total	$16,461	$34,252
(1)Committed capital less unfunded capital commitments for Fund IX, Fund VIII and Fund VII were $12.1 billion, $17.6 billion and $14.4 billion, respectively, which represents capital commitments from limited partners to invest in such funds less capital that is available for investment or reinvestment subject to the provisions of the applicable limited partnership agreement or other governing agreements.
(2)The distressed investment strategy includes distressed for control, non-control distressed and other credit. Other Credit is defined as investments in debt securities of issuers other than portfolio companies that are not considered to be distressed.
During the recovery and expansionary periods of 1994 through 2000 and late 2003 through the first half of 2007, our private equity funds invested or committed to invest approximately $13.7 billion primarily in traditional and corporate partner buyouts. During the recessionary periods of 1990 through 1993, 2001 through late 2003 and the recessionary and post recessionary periods (beginning the second half of 2007 through December 31, 2021), our private equity funds have invested $70.1 billion, of which $21.6 billion was in distressed buyouts and debt investments when the debt securities of quality companies traded at deep discounts to par value. Our average entry multiple for Fund VIII, VII and VI was 5.7x, 6.1x and 7.7x, respectively, as of December 31, 2021. Our average entry multiple for a private equity fund is the average of the total enterprise value over an applicable adjusted earnings before interest, taxes, depreciation and amortization, which may incorporate certain adjustments based on the investment team’s estimates and we believe captures the true economics of our funds’ investments in portfolio companies. The average entry multiple of actively investing funds may include committed investments not yet closed.
Permanent Capital
The following table summarizes the investment record for our permanent capital vehicles by segment, excluding Athene-related and Athora-related assets managed or advised by ISG and ISGI:

			Total Returns(1)
	IPO Year(2)	Total AUM	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Credit:		(in millions)
MidCap(3)	N/A	$10,498	20%	6%
AIF	2013	363	13	4
AFT	2011	389	19	3
AINV/Other(4)	2004	4,643	34	(27)
Real Assets:
ARI	2009	8,438	30%	(29)%
Total		$24,331
(1)Total returns are based on the change in closing trading prices during the respective periods presented taking into account dividends and distributions, if any, as if they were reinvested without regard to commission.
(2)An initial public offering (“IPO”) year represents the year in which the vehicle commenced trading on a national securities exchange.
(3)MidCap is not a publicly traded vehicle and therefore IPO year is not applicable. The returns presented are a gross return based on NAV. The net returns based on NAV were 15% and 1% for the years ended December 31, 2021 and December 31, 2020, respectively.
(4)Included within total AUM of AINV/Other is $1.8 billion of AUM related to a publicly traded business development company from which Apollo earns investment-related service fees, but for which Apollo does not provide management or advisory services. Total returns exclude performance related to this AUM.
SIAs
As of December 31, 2021, Apollo managed approximately $40.4 billion of total AUM in SIAs, which include capital deployed from certain SIAs across Apollo’s credit, private equity and real assets funds.

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
As of December 31, 2021, approximately 54% of the value of our funds’ investments on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 46% was determined primarily by comparable company and industry multiples or discounted cash flow models. For our credit, private equity and real assets segments, the percentage determined using market-based valuation methods as of December 31, 2021 was 68%, 19% and 25%, respectively. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest” and “—The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and is expected to continue to impact our business, financial condition and results of operations” for discussion regarding certain industry-specific risks that could affect the fair value of our private equity funds’ portfolio company investments.
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
The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis and (ii) realized and unrealized performance fees for Apollo’s combined segments:

	As of December 31,		Performance Fees for the Year Ended December 31, 2021			Performance Fees for the Year Ended December 31, 2020			Performance Fees for the Year Ended December 31, 2019
	2021	2020
	Performance Fees Receivable on an Unconsolidated Basis		Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in thousands)
Credit:
Corporate Credit	$174,301	$213,889	$(1,224)	$161,975	$160,751	$49,099	$172,231	$221,330	$10,098	$97,674	$107,772
Structured Credit	267,552	157,885	78,302	134,018	212,320	(33,911)	14,999	(18,912)	55,640	35,527	91,167
Direct Origination	115,117	57,078	53,830	23,549	77,379	(7,752)	11,047	3,295	(17,080)	57,520	40,440
Advisory and Other	77,081	25,342	51,739	—	51,739	25,342	—	25,342	—	—	—
Total Credit	634,051	454,194	182,647	319,542	502,189	32,778	198,277	231,055	48,658	190,721	239,379
Total Credit, net of profit sharing payable/expense	210,689	113,754	98,809	174,580	273,389	7,039	69,435	76,474	8,443	97,046	105,489
Private Equity:
Fund IX	768,245	153,798	614,448	389,135	1,003,583	153,798	—	153,798	—	—	—
Fund VIII(5)	726,221	800,308	(74,245)	820,230	745,985	84,777	—	84,777	274,337	387,994	662,331
Fund VII(1)(2)	77,287	6	182,331	49,425	231,756	(7,410)	504	(6,906)	(59,065)	2,703	(56,362)
Fund VI	16,259	17,805	(1,589)	44	(1,545)	22	653	675	28,331	3,496	31,827
Fund IV and V (1)	—	—	(542)	—	(542)	(573)	—	(573)	(1,252)	—	(1,252)
ANRP I, II and III(1)(2)	89,883	2	109,861	51,757	161,618	(21,418)	277	(21,141)	(32,497)	13,918	(18,579)
HVF I	106,082	52,792	53,585	65,274	118,859	52,792	19,795	72,587	—	—	—
Other(1)(3)	139,116	26,820	140,395	32,502	172,897	(66,942)	8,458	(58,484)	35,685	21,041	56,726
Total Private Equity	1,923,093	1,051,531	1,024,244	1,408,367	2,432,611	195,046	29,687	224,733	245,539	429,152	674,691
Total Private Equity, net of profit sharing payable/expense	1,100,529	629,452	649,046	635,280	1,284,326	107,439	10,021	117,460	150,932	234,012	384,944
Real Assets:
Principal Finance(1)	135,231	82,425	57,345	44,716	102,061	(148,751)	35,025	(113,726)	77,028	1,760	78,788
Real Estate Equity Funds(1)	42,109	22,278	27,532	742	28,274	(21,539)	12,365	(9,174)	12,598	1,645	14,243
AIOF I and II	16,027	12,800	3,227	16,118	19,345	(5,389)	15,405	10,016	18,188	—	18,188
Other(1)(3)	24,602	5,366	19,237	5,067	24,304	(14,900)	—	(14,900)	9,027	(62)	8,965
Total Real Assets	217,969	122,869	107,341	66,643	173,984	(190,579)	62,795	(127,784)	116,841	3,343	120,184
Total Real Assets, net of profit sharing payable/expense	119,744	58,645	63,633	24,330	87,963	(113,031)	20,994	(92,037)	67,615	1,906	69,521
Total	$2,775,113	$1,628,594	$1,314,232	$1,794,552	$3,108,784	$37,245	$290,759	$328,004	$411,038	$623,216	$1,034,254
Total, net of profit sharing payable(4)/expense	$1,430,962	$801,851	$811,488	$834,190	$1,645,678	$1,447	$100,450	$101,897	$226,990	$332,964	$559,954
(1)As of December 31, 2021, certain private equity funds and certain real asset funds had $53.7 million and $27.5 million, respectively, in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations for certain private equity funds and certain real assets funds was $1.2 billion and $99.5 million, respectively, as of December 31, 2021.
(2)As of December 31, 2021, the remaining investments and escrow cash of Fund VII and ANRP II were valued at 112% and 109% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, the funds are required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of December 31, 2021, Fund VII and ANRP II had $128.5 million and $59.4 million of gross performance fees, respectively, or $73.2 million and $36.8 million net of profit sharing, respectively, in escrow. With respect to Fund VII and ANRP II, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the funds’ partnership agreements. Performance fees receivable as of December 31, 2021 and realized performance fees for the year ended December 31, 2021 include interest earned on escrow balances that is not subject to contingent repayment.
(3)Other includes certain SIAs.
(4)There was a corresponding profit sharing payable of $1.3 billion as of December 31, 2021, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $125.9 million.
(5)For the year ended December 31, 2021, total performance fees includes $148.6 million of realized performance fees received in the form of shares.

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
The following table summarizes our performance fees since inception for our combined segments through December 31, 2021:

	Performance Fees Since Inception(1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized(2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation(3)	Maximum Performance Fees Subject to Potential Reversal(4)
	(in millions)
Credit:
Corporate Credit	$174.3	$1,395.8	$1,570.1	$—	$205.7
Structured Credit	267.6	273.1	540.7	—	234.2
Direct Origination	115.1	59.0	174.1	—	104.4
Advisory and Other	77.1	—	77.1	—	77.1
Total Credit	634.1	1,727.9	2,362.0	—	621.4
Private Equity:
Fund IX	768.2	389.1	1,157.3	—	997.8
Fund VIII	726.2	1,638.8	2,365.0	—	1,774.6
Fund VII	77.3	3,181.6	3,258.9	—	38.6
Fund VI	16.3	1,663.9	1,680.2	—	0.3
Fund IV and V	—	2,053.1	2,053.1	31.6	0.4
ANRP I, II and III	89.9	156.6	246.5	12.0	112.0
HVF I	106.1	85.1	191.2	—	142.3
Other(5)	139.1	790.1	929.2	10.1	228.3
Total Private Equity	1,923.1	9,958.3	11,881.4	53.7	3,294.3
Real Assets:
Principal Finance	135.2	455.7	590.9	26.8	318.3
Real Estate Equity Funds	42.1	35.2	77.3	0.7	50.3
AIOF I and II	16.0	31.5	47.5	—	30.5
Other(5)	24.6	40.2	64.8	—	38.7
Total Real Assets	217.9	562.6	780.5	27.5	437.8
Total	$2,775.1	$12,248.8	$15,023.9	$81.2	$4,353.5
(1)Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.14 as of December 31, 2021. Certain funds are denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.35 as of December 31, 2021.
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
(3)Amounts were computed based on the fair value of fund investments on December 31, 2021. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at December 31, 2021. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.

(4)Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on December 31, 2021. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.
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
In addition, certain professionals and selected other individuals have a profit sharing interest in the performance fees earned in relation to our private equity, certain credit and real assets funds in order to better align their interests with our own and with those of the investors in these funds. Profit sharing expense is part of our compensation and benefits expense and is generally based upon a fixed percentage of credit, private equity and real assets performance fees. Profit sharing expense can reverse during periods when there is a decline in performance fees that were previously recognized. Profit sharing amounts are normally distributed to employees after the corresponding investment gains have been realized and generally before preferred returns are achieved for the investors. Therefore, changes in our unrealized performance fees have the same effect on our profit sharing expense. Profit sharing expense increases when unrealized performance fees increases. Realizations only impact profit sharing expense to the extent that the effects on investments have not been recognized previously. If losses on other investments within a fund are subsequently realized, the profit sharing amounts previously distributed are normally subject to a general partner obligation to return performance fees previously distributed back to the funds. This general partner obligation due to the funds would be realized only when the fund is liquidated, which generally occurs at the end of the fund’s term. However, indemnification obligations also exist for realized gains with respect to Fund IV, Fund V and Fund VI, which, although our Former Managing Partners and Contributing Partners would remain personally liable, may indemnify our Former Managing Partners and Contributing Partners for 17.5% to 100% of the previously distributed profits regardless of the fund’s future performance. See note 15 to our consolidated financial statements for further information regarding the Company’s indemnification liability.
For the year ended December 31, 2021, each of Joshua Harris and Marc Rowan received $100,000 per year in base salary for services rendered to us. Additionally, Messrs. Harris and Rowan received other forms of compensation. In addition, AHL Awards and other equity-based compensation awards have been granted to the Company and certain employees, which amortize over the respective vesting periods. The Company has granted equity awards to certain employees, including RSUs, restricted Class A shares and options, that generally vest and become exercisable in quarterly installments or annual installments depending on the contract terms over a period of three to six years. In some instances, vesting of an RSU is also subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense. See note 13 to our consolidated financial statements for further discussion of equity-based compensation.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the consolidated financial statements. The Non-Controlling Interests relating to Apollo Global Management, Inc. primarily include the 35.9% and 40.4% ownership interest in the Apollo Operating Group held by the Former Managing Partners and Contributing Partners through their limited partner interests in Holdings as of December 31, 2021 and 2020, respectively. Additionally, as of December 31, 2021, Athene held a 6.7% Non-Controlling Interest in the Apollo Operating Group as a result of the Transaction Agreement. Non-Controlling Interests also include limited partner interests in certain consolidated funds and VIEs.
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

Results of Operations
Below is a discussion of our consolidated results of operations for the years ended December 31, 2021, 2020 and 2019. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Years Ended December 31,		Total Change	Percentage Change	For the Years Ended December 31,		Total Change	Percentage Change
	2021	2020			2020	2019
	(in thousands)				(in thousands)
Revenues:
Management fees	$1,920,946	$1,686,973	$233,973	13.9%	$1,686,973	$1,575,814	$111,159	7.1%
Advisory and transaction fees, net	302,379	249,482	52,897	21.2	249,482	123,644	125,838	101.8
Investment income (loss):
Performance allocations	3,050,092	310,479	2,739,613	NM	310,479	1,057,139	(746,660)	(70.6)
Principal investment income	649,117	81,702	567,415	NM	81,702	166,527	(84,825)	(50.9)
Total investment income (loss)	3,699,209	392,181	3,307,028	NM	392,181	1,223,666	(831,485)	(68.0)
Incentive fees	29,064	25,383	3,681	14.5	25,383	8,725	16,658	190.9
Total Revenues	5,951,598	2,354,019	3,597,579	152.8	2,354,019	2,931,849	(577,830)	(19.7)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	778,798	628,057	150,741	24.0	628,057	514,513	113,544	22.1
Equity-based compensation	1,180,663	213,140	967,523	453.9	213,140	189,648	23,492	12.4
Profit sharing expense	1,533,919	247,501	1,286,418	NM	247,501	556,926	(309,425)	(55.6)
Total compensation and benefits	3,493,380	1,088,698	2,404,682	220.9	1,088,698	1,261,087	(172,389)	(13.7)
Interest expense	139,090	133,239	5,851	4.4	133,239	98,369	34,870	35.4
General, administrative and other	476,998	354,217	122,781	34.7	354,217	330,342	23,875	7.2
Placement fees	4,762	1,810	2,952	163.1	1,810	1,482	328	22.1
Total Expenses	4,114,230	1,577,964	2,536,266	160.7	1,577,964	1,691,280	(113,316)	(6.7)
Other Income (Loss):
Net gains (losses) from investment activities	2,610,903	(455,487)	3,066,390	NM	(455,487)	138,154	(593,641)	NM
Net gains from investment activities of consolidated variable interest entities	557,289	197,369	359,920	182.4	197,369	39,911	157,458	394.5
Interest income	4,255	14,999	(10,744)	(71.6)	14,999	35,522	(20,523)	(57.8)
Other income (loss), net	(147,541)	20,832	(168,373)	NM	20,832	(46,307)	67,139	NM
Total Other Income (Loss)	3,024,906	(222,287)	3,247,193	NM	(222,287)	167,280	(389,567)	NM
Income before income tax (provision) benefit	4,862,274	553,768	4,308,506	NM	553,768	1,407,849	(854,081)	(60.7)
Income tax (provision) benefit	(594,379)	(86,966)	(507,413)	NM	(86,966)	128,994	(215,960)	NM
Net Income	4,267,895	466,802	3,801,093	NM	466,802	1,536,843	(1,070,041)	(69.6)
Net income attributable to Non-Controlling Interests	(2,429,404)	(310,188)	(2,119,216)	NM	(310,188)	(693,650)	383,462	(55.3)
Net Income Attributable to Apollo Global Management, Inc.	1,838,491	156,614	1,681,877	NM	156,614	843,193	(686,579)	(81.4)
Net income attributable to Series A Preferred Shareholders	(17,531)	(17,531)	—	—	(17,531)	(17,531)	—	—
Net income attributable to Series B Preferred Shareholders	(19,125)	(19,125)	—	—	(19,125)	(19,125)	—	—
Net Income Attributable to Apollo Global Management, Inc. Class A Shareholders	$1,801,835	$119,958	$1,681,877	NM	$119,958	$806,537	$(686,579)	(85.1)
Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.
A discussion of our consolidated results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019 is included in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2021 (the “2020 Annual Report”).
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
In this section, references to 2021 refer to the year ended December 31, 2021 and references to 2020 refer to the year ended December 31, 2020.

Revenues
Management fees increased by $234.0 million to $1.9 billion in 2021 from $1.7 billion in 2020. This change was primarily attributable to an increase in management fees earned from Athene and Athora of $157.2 million and $48.6 million, respectively. For additional details regarding changes in management fees in each segment, see “—Segment Analysis” below.
Advisory and transaction fees, net, increased by $52.9 million to $302.4 million in 2021 from $249.5 million in 2020. Advisory and transaction fees earned during 2021 were primarily related to structuring fees earned from companies in the consumer and retail, natural resources, and chemicals sectors, underwriting fees earned from companies in the consumer and retail, and media and technology industries, as well as advisory, transaction and placement fees earned from companies in the consumer services, financial services, media, telecom and technology, manufacturing and natural resources sectors. Advisory and transaction fees earned during 2020 were primarily related to fees earned in relation to a long-term strategic investment for an underlying real estate portfolio, transaction and advisory fees earned related to a strategic investment in a leading U.S. metal container business as well as net advisory and transaction fees earned with respect to certain portfolio companies in the media, telecom and technology industries and an increase in structuring fees earned from a company in the consumer and retail industry.
Performance allocations increased by $2.7 billion to $3.1 billion in 2021 from $310.5 million in 2020. The increase in performance allocations was primarily attributable to increased performance allocations earned from Fund IX, Fund VIII, Fund VII, ANRP II and European Principal Finance Fund III (“EPF III”) of $1.0 billion, $585.5 million, $238.7 million, $165.5 million, and $121.6 million, respectively, during 2021. In 2020, the pandemic resulting from COVID-19 and the actions taken in response caused severe disruption to the global economy and financial markets. In line with public equity and credit indices, the Company experienced significant unrealized mark-to-market losses in underlying funds in 2020.
The increase in performance allocations from Fund IX was primarily driven by appreciation in the value of the fund’s investments in private portfolio companies in the consumer services, media, telecom and technology, consumer and retail, and leisure sectors during 2021.
The increase in performance allocations from Fund VIII was primarily driven by higher appreciation in the value of the fund’s investments in public portfolio companies primarily in the consumer services and financial services sectors, as well as appreciation in private portfolio companies primarily in the natural resources, financial services, leisure and media, telecom and technology sectors during 2021.
The increase in performance allocations from Fund VII was primarily driven by appreciation in the value of the fund’s investments in private portfolio companies in the consumer services sector during 2021.
The increase in performance allocations from ANRP II was primarily driven by appreciation in the value of the fund’s public and private investments in the natural resources sector during 2021. Moreover, the fund achieved its annualized hurdle rate in 2021 whereas it was below the annualized hurdle rate in 2020.
The increase in performance allocations from EPF III was primarily driven by appreciation in the value of the fund’s investments in private portfolio companies primarily in the financial services, logistics and hospitality sectors, as well as appreciation in the value of the fund’s investments in public portfolio companies primarily in the real estate and real estate investment trusts sectors.
Principal investment income increased by $567.4 million to $649.1 million in 2021 from $81.7 million in 2020. This change was primarily driven by increases in the value of investments held by certain Apollo funds and other entities in which the Company has a direct interest, mainly with respect to VA Capital, LLC, Fund IX, Fund VIII, Redding Ridge Holdings, Athora, Fund VII and AP Liberty of $205.5 million, $107.2 million, $79.1 million, $32.3 million, $27.3 million, $13.3 million and $12.8 million, respectively. The impact of the COVID-19 pandemic led to unrealized principal investment losses during 2020.
Incentive fees increased by $3.7 million to $29.1 million in 2021 from $25.4 million in 2020. Incentive fees earned during 2021 were primarily earned from an SIA and AINV of $13.8 million and $9.3 million, respectively. Incentive fees earned during 2020 were primarily earned from an SIA of $13.9 million in 2020.
Expenses
Compensation and benefits increased by $2.4 billion to $3.5 billion in 2021 from $1.1 billion in 2020. This change was primarily attributable to an increase in profit sharing expense of $1.3 billion, due to a corresponding increase in performance allocations during 2021. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. Additionally, there was an increase in equity-based compensation of $967.5 million primarily due to the issuance of one-time equity-based awards granted in connection with the reset of our compensation programs, and higher amortization expenses associated with previously granted performance awards in 2021. The increase in salary, bonus and benefits of $150.7 million was primarily due to an increase in bonus accruals and higher headcount.
Included in profit sharing expense is $91.0 million and $72.1 million for 2021 and 2020, respectively, related to the Incentive Pool. See “—Profit Sharing Expense” in the Critical Accounting Estimates and Policies section for an overview of the Incentive Pool.
Interest expense increased by $5.9 million to $139.1 million in 2021 from $133.2 million in 2020, primarily due to additional interest expense incurred as a result of the timing of issuances of debt arrangements, as described in note 11 to our consolidated financial statements.
General, administrative and other expenses increased by $122.8 million to $477.0 million in 2021 from $354.2 million in 2020. This change was primarily driven by an increase in professional fees, higher recruitment expenses corresponding to the increase in headcount and increases in depreciation and other miscellaneous expenses in 2021.
Other Income (Loss)
Net gains (losses) from investment activities increased by $3.1 billion to $2.6 billion in 2021 from $(0.5) billion in 2020. This change was primarily attributable to a gain from the Company’s investment in Athene Holding during 2021 as compared to the same period in 2020 due to the combined impact of COVID-19 related market dislocation and a higher discount for lack of marketability (“DLOM”) during 2020. See note 7 and 15 to the consolidated financial statements for further information regarding the Company’s investment in Athene Holding.
Net gains from investment activities of consolidated VIEs increased by $359.9 million to $557.3 million in 2021 from $197.4 million in 2020. This change was primarily driven by gains from new and existing consolidated VIEs during 2021. See note 6 to the consolidated financial statements for details regarding net gains from investment activities of consolidated VIEs.
Interest income decreased by $10.7 million to $4.3 million in 2021 from $15.0 million in 2020, primarily due to lower interest income earned from money market funds and U.S. Treasury securities in 2021.
Other Income (loss), net decreased by $168.4 million to a $147.5 million loss in 2021 from a $20.8 million gain in 2020 primarily due to a one-time charge of $125.9 million associated with an irrevocable pledge of 1.7 million of Class A shares to an unconsolidated related party in order to establish a non-profit foundation.
Income Tax Provision
The income tax provision totaled $594.4 million and $87.0 million in 2021 and 2020, respectively. The change was primarily related to the increase in pre-tax income. Significant realized and unrealized mark-to-market book gains were recognized in 2021 as compared to the unrealized mark-to-market book losses recognized in 2020 due to the market dislocation impact of COVID-19. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 12.2% and 15.7% for 2021 and 2020, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) income passed through to Non-Controlling Interests, (ii) foreign, state and local income taxes, including New York City unincorporated business taxes (“NYC UBT”), and (iii) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m) (see note 10 to the consolidated financial statements for further details regarding the Company’s income tax provision).
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
Segment Analysis
Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by our chief operating decision makers to assess performance and to allocate resources. See note 17 to our consolidated financial statements for more information regarding our segment reporting.
Our financial results vary, since performance fees, which generally constitute a large portion of the income from the funds that we manage, as well as the transaction and advisory fees that we receive, can vary significantly from quarter to quarter and year to year. As a result, we emphasize long-term financial growth and profitability to manage our business.
A discussion of our segment statement of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019 is included in the Company’s 2020 Annual Report.
In this section, references to 2021 refer to the year ended December 31, 2021 and references to 2020 refer to the year ended December 31, 2020.

Credit
The following table sets forth our segment statement of operations information and our supplemental performance measure, Segment Distributable Earnings, within our credit segment.

	For the Years Ended December 31,		Total Change	Percentage Change	For the Years Ended December 31,		Total Change	Percentage Change
	2021	2020			2020	2019
	(in thousands)				(in thousands)
Credit:
Management fees	$1,128,994	$934,852	$194,142	21%	$934,852	$779,266	$155,586	20%
Advisory and transaction fees, net	151,665	117,534	34,131	29	117,534	44,116	73,418	166
Performance fees(1)	56,865	9,836	47,029	478	9,836	21,110	(11,274)	(53)
Fee Related Revenues	1,337,524	1,062,222	275,302	26	1,062,222	844,492	217,730	26
Salary, bonus and benefits	(301,692)	(246,496)	(55,196)	22	(246,496)	(196,143)	(50,353)	26
General, administrative and other	(169,750)	(156,112)	(13,638)	9	(156,112)	(131,664)	(24,448)	19
Placement fees	(4,115)	(1,519)	(2,596)	171	(1,519)	(272)	(1,247)	458
Fee Related Expenses	(475,557)	(404,127)	(71,430)	18	(404,127)	(328,079)	(76,048)	23
Other income (loss), net of Non-Controlling Interest	(4,753)	(2,279)	(2,474)	109	(2,279)	54	(2,333)	NM
Fee Related Earnings	857,214	655,816	201,398	31	655,816	516,467	139,349	27
Realized performance fees	262,677	188,441	74,236	39	188,441	169,611	18,830	11
Realized profit sharing expense	(141,898)	(128,842)	(13,056)	10	(128,842)	(93,675)	(35,167)	38
Net Realized Performance Fees	120,779	59,599	61,180	103	59,599	75,936	(16,337)	(22)
Realized principal investment income, net(2)	255,408	8,375	247,033	NM	8,375	8,764	(389)	(4)
Net interest loss and other	(56,088)	(56,200)	112	—	(56,200)	(21,997)	(34,203)	155
Segment Distributable Earnings	$1,177,313	$667,590	$509,723	76%	$667,590	$579,170	$88,420	15%
(1)Represents certain performance fees from business development companies, Redding Ridge Holdings, and MidCap.
(2)Realized principal investment income, net includes dividends from our permanent capital vehicles, net of such amounts used to compensate employees.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Management fees increased by $194.1 million to $1.1 billion in 2021 from $0.9 billion in 2020. This change was primarily attributable to an increase in management fees earned from Athene and Athora of $137.6 million and $43.6 million, respectively.
Advisory and transaction fees, net increased by $34.1 million to $151.7 million in 2021 from $117.5 million in 2020. Advisory and transaction fees in 2021 were primarily attributable to advisory and transaction fees earned from companies in the consumer and retail, consumer services, natural resources, and media, telecom and technology sectors. Advisory and transaction fees in 2020 were primarily related to advisory and transaction fees earned in relation to a long-term strategic investment for an underlying real estate portfolio, transaction and advisory fees earned related to a strategic investment in a U.S. metal container business, and structuring fees earned related to portfolio companies in the energy, and consumer and retail industries during 2020.
Performance fees increased by $47.0 million to $56.9 million in 2021 from $9.8 million in 2020, primarily attributable to an increase in performance fees earned from Redding Ridge Holdings and AINV of $33.3 million and $10.4 million, respectively, during 2021. Both Redding Ridge Holdings and AINV achieved their respective annualized hurdle rates during 2021 but did not do so in 2020.
Salary, bonus and benefits expense increased by $55.2 million to $301.7 million in 2021 from $246.5 million in 2020 primarily due to an increase in headcount and bonus accruals.
General, administrative and other expenses increased by $13.6 million to $169.8 million in 2021 from $156.1 million in 2020. This change was primarily driven by an increase in depreciation, professional fees and recruitment expenses associated with the increase in headcount, partially offset by a decrease in technology expenses in 2021.
Realized performance fees increased by $74.2 million to $262.7 million in 2021 from $188.4 million in 2020. This change was primarily attributable to an increase in realized performance fees of $75.0 million generated from the sale of a mortgage business in 2021.

Realized profit sharing expense increased by $13.1 million to $141.9 million in 2021 from $128.8 million in 2020, as a result of a corresponding increase in realized performance fees as described above, partially offset by a decrease in profit sharing expense related to the Incentive Pool. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $13.4 million and $49.2 million related to the Incentive Pool for 2021 and 2020, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income increased by $247.0 million to $255.4 million in 2021 from $8.4 million in 2020. This change was primarily attributable to an increase in realizations driven by the sale of a platform investment to certain funds we manage and to Athora in 2021.
Private Equity
The following table sets forth our segment statement of operations information and our supplemental performance measure, Segment Distributable Earnings, within our private equity segment.

	For the Years Ended December 31,		Total Change	Percentage Change	For the Years Ended December 31,		Total Change	Percentage Change
	2021	2020			2020	2019
	(in thousands)				(in thousands)
Private Equity:
Management fees	$484,885	$506,506	$(21,621)	(4)%	$506,506	$523,194	$(16,688)	(3)%
Advisory and transaction fees, net	126,567	124,697	1,870	1	124,697	71,324	53,373	75
Fee Related Revenues	611,452	631,203	(19,751)	(3)	631,203	594,518	36,685	6
Salary, bonus and benefits	(255,291)	(204,211)	(51,080)	25	(204,211)	(184,403)	(19,808)	11
General, administrative and other	(114,054)	(96,385)	(17,669)	18	(96,385)	(99,098)	2,713	(3)
Placement fees	(188)	(295)	107	(36)	(295)	(812)	517	(64)
Fee Related Expenses	(369,533)	(300,891)	(68,642)	23	(300,891)	(284,313)	(16,578)	6
Other income, net	1,852	(75)	1,927	NM	(75)	4,306	(4,381)	NM
Fee Related Earnings	243,771	330,237	(86,466)	(26)	330,237	314,511	15,726	5
Realized performance fees	1,259,754	29,687	1,230,067	NM	29,687	429,152	(399,465)	(93)
Realized profit sharing expense	(641,066)	(19,665)	(621,401)	NM	(19,665)	(195,140)	175,475	(90)
Net Realized Performance Fees	618,688	10,022	608,666	NM	10,022	234,012	(223,990)	(96)
Realized principal investment income	147,943	8,741	139,202	NM	8,741	53,782	(45,041)	(84)
Net interest loss and other	(51,103)	(55,196)	4,093	(7)	(55,196)	(31,804)	(23,392)	74
Segment Distributable Earnings	$959,299	$293,804	$665,495	227%	$293,804	$570,501	$(276,697)	(49)%
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Management fees decreased by $21.6 million to $484.9 million in 2021 from $506.5 million in 2020. This change was primarily attributable to a decrease in management fees earned from ANRP II and Fund VIII of $23.4 million and $16.0 million, respectively, partially offset by an increase in management fees earned from ANRP III of $13.7 million in 2021.
Salary, bonus and benefits expense increased by $51.1 million to $255.3 million in 2021 from $204.2 million in 2020, primarily attributable to an increase in headcount and bonus accruals.
General, administrative and other expenses increased by $17.7 million to $114.1 million in 2021 from $96.4 million in 2020. This change was primarily driven by increased technology, depreciation, and other miscellaneous expenses, including higher recruitment fees related to the associated increase in headcount and strategic transaction expenses.
Realized performance fees increased by $1.2 billion to $1.3 billion in 2021 from $29.7 million in 2020. This change was primarily attributable to an increase in realized performance fees generated from Fund VIII and Fund IX of $700.2 million and $400.9 million, respectively in 2021.
Realized profit sharing expense increased by $621.4 million to $641.1 million in 2021 from $19.7 million in 2020, as a result of the corresponding increase in realized performance fees as described above as well as an increase in the profit sharing expense related to the Incentive Pool. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $74.5 million and $7.4 million of expenses related to the Incentive Pool for 2021 and 2020, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Realized principal investment income increased by $139.2 million to $147.9 million in 2021 from $8.7 million in 2020. This change was primarily attributable to an increase in realizations from Apollo’s equity ownership in Fund VIII and Fund IX of $106.5 million and $34.0 million, respectively, in 2021.
Net interest loss and other decreased by $4.1 million to $51.1 million in 2021 from $55.2 million in 2020. The change was primarily driven by higher expense in 2020 due to one-time costs to wind down a managed account arrangement, partially offset by additional interest expense incurred as a result of the timing of issuances of debt arrangements, as described in note 11 to our consolidated financial statements, as well as a decrease in interest income earned from U.S. Treasury securities in 2021.
Real Assets
The following table sets forth our segment statement of operations information and our supplemental performance measure, Segment Distributable Earnings, within our real assets segment.

	For the Years Ended December 31,		Total Change	Percentage Change	For the Years Ended December 31,		Total Change	Percentage Change
	2021	2020			2020	2019
	(in thousands)				(in thousands)
Real Assets:
Management fees	$264,331	$206,606	$57,725	28%	$206,606	$188,610	$17,996	10%
Advisory and transaction fees, net	19,876	9,289	10,587	114	9,289	7,450	1,839	25
Fee Related Revenues	284,207	215,895	68,312	32	215,895	196,060	19,835	10
Salary, bonus and benefits	(129,370)	(110,280)	(19,090)	17	(110,280)	(82,770)	(27,510)	33
General, administrative and other	(57,991)	(51,386)	(6,605)	13	(51,386)	(42,242)	(9,144)	22
Placement fees	(40)	—	(40)	NM	—	(1)	1	(100)
Fee Related Expenses	(187,401)	(161,666)	(25,735)	16	(161,666)	(125,013)	(36,653)	29
Other income (loss), net of Non-Controlling Interest	621	245	376	153	245	177	68	38
Fee Related Earnings	97,427	54,474	42,953	79	54,474	71,224	(16,750)	(24)
Realized performance fees	66,643	62,795	3,848	6	62,795	3,343	59,452	NM
Realized profit sharing expense	(34,053)	(41,800)	7,747	(19)	(41,800)	(1,437)	(40,363)	NM
Net Realized Performance Fees	32,590	20,995	11,595	55	20,995	1,906	19,089	NM
Realized principal investment income	5,800	5,735	65	1	5,735	3,151	2,584	82
Net interest loss and other	(31,006)	(23,118)	(7,888)	34	(23,118)	(11,525)	(11,593)	101
Segment Distributable Earnings	$104,811	$58,086	$46,725	80%	$58,086	$64,756	$(6,670)	(10)%
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Management fees increased by $57.7 million to $264.3 million in 2021 from $206.6 million in 2020. This change was primarily attributable to an increase in management fees earned from AIOF II and Athene of $31.7 million and $18.0 million, respectively.
Advisory and transaction fees, net increased by $10.6 million to $19.9 million in 2021 from $9.3 million in 2020. Advisory and transaction fees in 2021 were primarily attributable to a transaction fee and placement fee earned in relation to an investment in a renewable energy company. Advisory and transaction fees in 2020 were primarily attributable to structuring fees earned from a company in the consumer and retail industry.
Salary, bonus and benefits expense increased by $19.1 million to $129.4 million in 2021 from $110.3 million in 2020 primarily due to an increase in headcount and bonus accruals.
General, administrative and other expenses increased by $6.6 million to $58.0 million in 2021 from $51.4 million in 2020. The change was primarily driven by an increase in technology, recruitment expenses related to the associated increase in headcount, as well as depreciation and occupancy expenses.
Realized performance fees increased by $3.8 million to $66.6 million in 2021 from $62.8 million in 2020. This change was primarily attributable to an increase in realized performance fees generated from EPF III of $13.6 million partially offset by a decrease in realized performance fees from U.S. RE Fund II of $8.0 million in 2021.

Realized profit sharing expense decreased by $7.7 million to $34.1 million in 2021 from $41.8 million in 2020 primarily due to a decrease in profit sharing expense related to the Incentive Pool, partially offset by the corresponding increase in realized performance fees as described above. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Included in realized profit sharing expense is $3.1 million and $15.5 million related to the Incentive Pool for 2021 and 2020, respectively. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Net interest loss and other increased by $7.9 million to $31.0 million in 2021 from $23.1 million in 2020 primarily due to a payment related to general partner obligations as well as a decrease in interest income earned from U.S. treasury securities in 2021.
Summary of Distributable Earnings
The following table is a reconciliation of Distributable Earnings per share of common and equivalent to net dividend per share of common and equivalent.

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands, except per share data)
Segment Distributable Earnings	$2,241,423	$1,019,480	$1,214,427
Taxes and related payables	(173,274)	(89,989)	(62,300)
Preferred dividends	(36,656)	(36,656)	(36,656)
Distributable Earnings	2,031,493	892,835	1,115,471
Add back: Tax and related payables attributable to common and equivalents	139,557	63,560	49,814
Distributable Earnings before certain payables(1)	2,171,050	956,395	1,165,285
Percent to common and equivalents	60%	54%	56%
Distributable Earnings before other payables attributable to common and equivalents	1,302,630	516,453	652,560
Less: Taxes and related payables attributable to common and equivalents	(139,557)	(63,560)	(49,814)
Distributable Earnings attributable to common and equivalents(2)	$1,163,073	$452,893	$602,746
Distributable Earnings per share(3)	$4.56	$2.02	$2.70
(Retained) contributed capital per share(3)	(2.66)	—	(0.35)
Net dividend per share(3)	$1.90	$2.02	$2.35
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

Summary of Non-U.S. GAAP Measures
The table below sets forth a reconciliation of net income attributable to Apollo Global Management, Inc. Class A Common Stockholders to our non-U.S. GAAP performance measures:

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands)
Net Income Attributable to Apollo Global Management, Inc. Class A Common Stockholders	$1,801,835	$119,958	$806,537
Preferred dividends	36,656	36,656	36,656
Net income attributable to Non-Controlling Interests in consolidated entities	417,692	118,378	30,504
Net income attributable to Non-Controlling Interests in the Apollo Operating Group	2,011,712	191,810	663,146
Net Income	$4,267,895	$466,802	$1,536,843
Income tax provision (benefit)	594,379	86,966	(128,994)
Income Before Income Tax Provision (Benefit)	$4,862,274	$553,768	$1,407,849
Transaction-related charges(1)	34,591	39,186	49,213
Merger-related transaction and integration costs(2)	66,848	—	—
Charges associated with corporate conversion(3)	—	3,893	21,987
(Gains) losses from change in tax receivable agreement liability	(9,609)	(12,426)	50,307
Net income attributable to Non-Controlling Interests in consolidated entities	(417,692)	(118,378)	(30,504)
Unrealized performance fees	(1,464,502)	(34,796)	(434,582)
Unrealized profit sharing expense	648,882	33,350	207,592
Equity-based profit sharing expense and other(4)	145,754	129,084	96,208
Equity-based compensation	79,777	67,852	70,962
One-time equity-based compensation and other charges(5)	949,152	—	—
Unrealized principal investment income	(221,645)	(62,485)	(88,576)
Unrealized net (gains) losses from investment activities and other	(2,432,407)	420,432	(136,029)
Segment Distributable Earnings(6)	$2,241,423	$1,019,480	$1,214,427
Taxes and related payables	(173,274)	(89,989)	(62,300)
Preferred dividends	(36,656)	(36,656)	(36,656)
Distributable Earnings	$2,031,493	$892,835	$1,115,471
Preferred dividends	36,656	36,656	36,656
Taxes and related payables	173,274	89,989	62,300
Realized performance fees	(1,589,074)	(280,923)	(602,106)
Realized profit sharing expense	817,017	190,307	290,252
Realized principal investment income, net	(409,151)	(22,851)	(65,697)
Net interest loss and other	138,197	134,514	65,326
Fee Related Earnings	$1,198,412	$1,040,527	$902,202
Depreciation, amortization and other, net	24,235	13,832	11,212
Fee Related EBITDA	$1,222,647	$1,054,359	$913,414
Realized performance fees	1,589,074	280,923	602,106
Realized profit sharing expense	(817,017)	(190,307)	(290,252)
Fee Related EBITDA + 100% of Net Realized Performance Fees	$1,994,704	$1,144,975	$1,225,268

(1)Transaction-related charges include contingent consideration, equity-based compensation charges and the amortization of intangible assets and certain other charges associated with acquisitions, and restructuring charges.
(2)Merger-related transaction and integration costs includes advisory services, technology integration and other costs associated with the Mergers.
(3)Represents expenses incurred in relation to the Conversion, as described in note 1.
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
(5)Includes one-time equity-based compensation expense and associated taxes related to the previously announced reset of the Company’s compensation structure.
(6)See note 17 to the consolidated financial statements for more details regarding Segment Distributable Earnings for the combined segments.
The table below sets forth a reconciliation of Class A shares outstanding to our Distributable Earnings Shares Outstanding:

	As of December 31, 2021	As of December 31, 2020
Total Class A shares outstanding	248,896,649	228,873,449
Non-U.S. GAAP Adjustments:
Participating Apollo Operating Group Units	184,787,638	204,028,327
Vested RSUs	17,700,688	1,833,332
Unvested RSUs Eligible for Dividend Equivalents	9,809,245	6,275,957
Distributable Earnings Shares Outstanding	461,194,220	441,011,065
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
At December 31, 2021, the Company had $0.9 billion of unrestricted cash and cash equivalents and $750 million of available funds from the AMH Credit Facility.
Due to the ongoing COVID-19 pandemic, there has been volatility in the financial markets. While the Company is not aware of any events that would result in an immediate impact to our liquidity needs, we continue to monitor COVID-19 developments as additional information is obtained.
Primary Sources and Uses of Cash
Over the next 12 months, we expect the Company’s primary liquidity needs will be to:
•pay the Company’s operating expenses, including, compensation, general, administrative, and other expense;
•pay interest and principal on the Company’s financing arrangements;
•pay cash dividends;
•make payments under the tax receivable agreement;
•repurchase of AGM Inc. common stock;
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
•paying interest on and repaying outstanding short-term and long-term borrowings;
•repurchasing AGM Inc. common stock;
•making payments under the tax receivable agreement;
•making payments related to the mandatory exchange; and
•paying cash dividends.
Cash Flow Analysis
The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s consolidated statements of cash flows:

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands)
Operating Activities	$1,064,046	$(1,616,430)	$1,082,694
Investing Activities	(1,551,675)	(837,659)	(263,972)
Financing Activities	109,432	3,299,310	139,713
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	$(378,197)	$845,221	$958,435
The assets of our consolidated funds and VIEs, on a gross basis, can be substantially larger than the assets of our core business and, accordingly, could have a substantial effect on the accompanying statement of cash flows. Because our consolidated funds and VIEs are treated as investment companies for accounting purposes, their investing cash flow amounts are included in our cash flows from operations. The table below summarizes our consolidated statements of cash flow by activity attributable to the Company and to our consolidated funds and VIEs.

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by the Company’s operating activities	$2,164,750	$887,130	$1,080,611
Net cash provided by (used in) the Consolidated Funds and VIEs operating activities	(1,100,704)	(2,503,560)	2,083
Net cash provided by (used in) operating activities	1,064,046	(1,616,430)	1,082,694
Net cash used in the Company’s investing activities	(1,228,772)	(67,837)	(262,716)
Net cash used in the Consolidated Funds & VIEs investing activities	(322,903)	(769,822)	(1,256)
Net cash used in investing activities	(1,551,675)	(837,659)	(263,972)
Net cash provided by (used in) the Company’s financing activities	(1,575,877)	(822,309)	144,882
Net cash provided by (used in) the Consolidated Funds and VIEs financing activities	1,685,309	4,121,619	(5,169)
Net cash provided by financing activities	$109,432	$3,299,310	$139,713
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
•During the year ended December 31, 2021, cash provided by operating activities primarily includes cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, offset by cash outflows for compensation, general, administrative, other expenses and activities of our consolidated funds and VIEs. Net cash used in operating activities also reflects operating activities of our consolidated funds and VIEs, which includes cash outflows for purchases of investments, offset by cash inflows from consolidated funds.

•During the year ended December 31, 2020 cash used by operating activities primarily reflects the operating activities of our consolidated funds and VIEs, which includes cash outflows for purchases of investments, offset by cash inflows from consolidated funds. Net cash used in operating activities also reflects cash outflows for compensation, general, administrative, and other expenses, offset by cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income.
•During the year ended December 31, 2019 cash provided by operating activities primarily includes cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, offset by cash outflows for compensation, general, administrative, and other expenses. Net cash provided by operating activities also reflects the operating activity of our consolidated funds and VIEs, which primarily include cash inflows from consolidated funds and from sale of investments offset by cash outflows for purchases of investments.
Investing Activities
The Company’s investing activities support the growth of its business. The primary sources of cash within the investing activities section include distributions from investments. The primary uses of cash within the investing activities section include: (a) capital expenditures, (b) investment purchases, including purchases of U.S. Treasury securities, and (c) equity method investments in the funds we manage.
•During the year ended December 31, 2021, cash used in investing activities primarily reflects purchases of investments in Motive Partners and Challenger Ltd., net purchases of U.S. Treasury securities, and net contributions to equity method investments. Net cash used in investing activities also reflects the investing activities of our consolidated funds and VIEs, which primarily includes net proceeds from maturities of U.S. Treasury securities.
•During the years ended December 31, 2020 and 2019, cash used in investing activities primarily reflects purchases of U.S. Treasury securities and other investments and net contributions to equity method investments, partially offset by proceeds from maturities of U.S. Treasury securities.
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
•During the year ended December 31, 2021, cash provided by financing activities primarily reflects the financing activities of our consolidated funds and VIEs, which primarily includes cash inflows from the issuance of debt, net contributions from Non-Controlling Interest in consolidated entities, proceeds from issuance of securities of SPACs, partially offset by payment of underwriting discounts and cash outflows for the principal repayment of debt. Net cash used in financing activities also reflects dividends to Class A shareholders, distributions to Non-Controlling interest holders, and repurchases of Class A shares.
•During the year ended December 31, 2020, cash provided by financing activities primarily reflects the financing activity of our consolidated funds and VIEs, which primarily includes cash inflows from the issuance of debt, net contributions from Non-Controlling interest in consolidated entities, contributions from redeemable Non-Controlling interests, offset by cash outflows for the principal repayment of debt. Net cash provided by financing activities also reflects proceeds from the issuance of the 2030 Senior Notes, partially offset by dividends to Class A shareholders, distributions to Non-Controlling interest holders, and repurchases of Class A shares.
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

Future Debt Obligations
The Company had long-term debt of $3.1 billion at December 31, 2021, which includes $3.1 billion of notes with maturities in 2024, 2026, 2029, 2030, 2039, 2048 and 2050. See note 11 to the consolidated financial statements for further information regarding the Company’s debt arrangements.
Contractual Obligations, Commitments and Contingencies
For a summary and a description of the nature of the Company’s commitments, contingencies and contractual obligations, see note 16 to the consolidated financial statements and “—Contractual Obligations, Commitments and Contingencies.” The Company’s commitments are primarily fulfilled through cash flows from operations and (to a limited extent) through borrowings and equity issuances as described in notes 11 and 14 to the consolidated financial statements, respectively.
Consolidated Funds and VIEs
The Company manages its liquidity needs by evaluating unconsolidated cash flows; however, the Company’s financial statements reflect the financial position of Apollo as well as Apollo’s consolidated funds and VIEs (including SPACs). The primary sources and uses of cash at Apollo’s consolidated funds and VIEs include: (a) raising capital from their investors, which have been reflected historically as Non-Controlling Interests of the consolidated subsidiaries in our financial statements, (b) using capital to make investments, (c) generating cash flows from operations through distributions, interest and the realization of investments, (d) distributing cash flow to investors, (e) issuing debt to finance investments (CLOs) and (f) raising capital through SPAC vehicles for future acquisition of targeted entities.
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
Dividends and Distributions
For information regarding the quarterly dividends and distributions that were made to Class A shareholders, Non-Controlling Interest holders in the Apollo Operating Group and participating securities, see note 14 to the consolidated financial statements.
Although the Company currently expects to pay dividends, we may not pay dividends if, among other things, we do not have the cash necessary to pay the dividends. To the extent we do not have cash on hand sufficient to pay dividends, we may have to borrow funds to pay dividends, or we may determine not to pay dividends. The declaration, payment and determination of the amount of our dividends are at the sole discretion of our board of directors.
On February 11, 2022, AGM Inc. declared a cash dividend of $0.40 per share of its common stock, which will be paid on February 28, 2022 to holders of record at the close of business on February 18, 2022. Also, on February 11, 2022, the Company declared a cash dividend of $0.398438 per share of Series A Preferred shares and Series B Preferred shares which will be paid on March 15, 2022 to holders of record at the close of business on March 1, 2022.
Tax Receivable Agreement
The tax receivable agreement provides for the payment to the Former Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that AGM Inc. and its subsidiaries realizes subject to the agreement. For more information regarding the tax receivable agreement, see note 15 to the consolidated financial statements.
AOG Unit Payment
On December 31, 2021, holders of AOG Units (other than Athene and the Company) sold and transferred a portion of such AOG Units to APO Corp., a wholly-owned consolidated subsidiary of the Company, in exchange for an amount equal to $3.66 multiplied by the total number of AOG Units held by such holders immediately prior to such transaction (such payment, the “AOG Unit Payment”). The remainder of the AOG Units held by such holders were exchanged for shares of HoldCo common stock concurrently with the consummation of the Mergers on January 1, 2022.
As of December 31, 2021, the outstanding payable amount was $569.6 million, which is payable over 13 equal quarterly installments beginning on January 1, 2022. See note 18 for more information.
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
In November 2021, Apollo made an additional commitment to purchase up to €120 million of new Class B-1 equity interests in Athora, to be drawn in connection with three separate offerings over a period of three years, with a commitment of up to €30 million in 2021, up to €40 million in 2022 and up to €50 million in 2023. Athora’s other common shareholders may exercise preemptive rights to acquire common shares in connection with each offering and any such exercise will reduce the total amount of new Class B-1 equity interests ultimately purchased by Apollo. In connection with the 2021 offering, Apollo acquired approximately €21.9 million of new Class B-1 equity interests. In addition, Apollo purchased Class C-3 equity interests in Athora in connection with the 2021 offering that represent a profits interest in Athora which, upon meeting certain vesting triggers, will be convertible by Apollo into additional Class B-1 equity interests in Athora. The remaining commitments are drawable in four installments between 2022 and 2024.
In December 2021, Apollo committed an additional €250 million to purchase new Class B-1 equity interests to support Athora’s ongoing growth initiatives, of which €180 million was drawn as of December 31, 2021. Apollo expects the remaining €70 million will be drawn in 2022, pending regulatory approvals.
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
For more information regarding unfunded general partner commitments, see “—Contractual Obligations, Commitments and Contingencies.”
Fund VIII, Fund VII, Fund VI, ANRP I and ANRP II Escrow
As of December 31, 2021, the remaining investments and escrow cash of Fund VII and ANRP II were valued at 112% and 109% of the fund’s unreturned capital, respectively, which were below the required escrow ratio of 115%. As a result, the funds are required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per these funds’ partnership agreements.
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
Indemnification Liability
The Company recorded an indemnification liability in the event that the Former Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation to return previously distributed performance fees. See note 15 to the consolidated financial statements for further information regarding the Company’s indemnification liability.
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
Critical Accounting Estimates and Policies
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
The ongoing COVID-19 pandemic has created disruption and uncertainty in the global economy and financial markets. Although we cannot predict with certainty the full magnitude of the economic ramifications, we have accounted for pandemic-related circumstances when applying judgments and assumptions and updated our estimates accordingly when and as applicable.
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
Profit Sharing Expense
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
Equity-Based Compensation
Equity-based compensation is generally measured based on the grant date fair value of the award. Certain RSUs granted by the Company vest subject to continued employment and the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense. Equity-based compensation expense for such awards, if and when granted, will be recognized on an accelerated recognition method over the requisite service period to the extent the performance fee metrics are met or deemed probable. The addition of these performance measures helps to promote the interests of our Preferred shareholders and fund investors by making RSU vesting contingent on the realization and distribution of profits on our funds. For more information regarding Apollo’s equity-based compensation awards, see note 13 to our consolidated financial statements. The Company’s assumptions made to determine the fair value on grant date are embodied in the calculations of compensation expense.

A significant part of our compensation expense is derived from amortization of RSUs. The fair value of all RSU grants after March 29, 2011 is based on the grant date fair value, which considers the public share price of AGM Inc. The Company has three types of RSU grants, which we refer to as Plan Grants, Bonus Grants, and Performance Grants. Plan Grants may or may not provide the right to receive dividend equivalents until the RSUs vest and, for grants made after 2011, the underlying shares are generally issued by March 15th after the year in which they vest. For Plan Grants, the grant date fair value is based on the public share price of the Company, and is discounted for transfer restrictions and lack of dividends until vested if applicable. Bonus Grants provide the right to receive dividend equivalents on both vested and unvested RSUs and Performance Grants provide the right to receive dividend equivalents on vested RSUs and may also provide the right to receive dividend equivalents on unvested RSUs. Both Bonus Grants and Performance Grants are generally issued by March 15th of the year following the year in which they vest. For Bonus Grants and Performance Grants, the grant date fair value for the periods presented is based on the public share price of AGM Inc., and is discounted for transfer restrictions.
We utilized the present value of a growing annuity formula to calculate a discount for the lack of pre-vesting dividends on certain Plan Grant and Performance Grant RSUs. The weighted average for the inputs utilized for the shares granted are presented in the table below for Plan Grants and Performance Grants:

	For the Years Ended December 31,
	2021	2020	2019
Plan Grants:
Dividend Yield(1)	3.0%	5.0%	6.7%
Cost of Equity Capital Rate(3)	11.7%	11.6%	10.2%
Performance Grants:
Dividend Yield(2)	2.2%	5.1%	6.6%
Cost of Equity Capital Rate(3)	12%	10.9%	10.2%
(1)    Calculated based on the historical dividends paid during the year ended December 31, 2021 and the price of the Company’s Class A shares as of the measurement date of the grant on a weighted average basis.
(2)    Calculated based on the historical dividends paid during the three months ended December 31, 2021 and the price of the Company’s Class A shares as of the measurement date of the grant on a weighted average basis.
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

The weighted average for the inputs utilized for the shares granted are presented in the table below for Plan Grants, Bonus Grants and Performance Grants:

	For the Years Ended December 31,
	2021	2020	2019
Plan Grants:
Holding Period Restriction (in years)	4.6	0.6	0.4
Volatility(1)	32.8%	58.8%	37.9%
Dividend Yield(2)	3.0%	5.0%	6.7%
Bonus Grants:
Holding Period Restriction (in years)	0.2	0.2	0.2
Volatility(1)	34.9%	29.2%	40.7%
Dividend Yield(2)	3.9%	5.0%	7.2%
Performance Grants:
Holding Period Restriction (in years)	0.6	1.0	0.9
Volatility(1)	27.0%	47.6%	30.6%
Dividend Yield(2)	2.2%	5.1%	6.6%
(1)The Company determined the expected volatility based on the volatility of the Company’s Class A share price as of the grant date with consideration to comparable companies.
(2)Calculated based on the historical dividends paid during the twelve months ended December 31, 2021, 2020 and 2019 and the Company’s Class A share price as of the measurement date of the grant on a weighted average basis.
Income Taxes
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

    Credit Investments
The majority of investments in Apollo’s credit funds are valued based on third party vendor prices and/or quoted market prices. Quoted market prices are considered to be indicative of fair value, incorporating all the risks and uncertainties associated with the underlying instrument in the prevailing market environment. Apollo’s valuation team further analyzes how prices have moved over the measurement period within each asset class and sector and compared it with the relevant benchmark indices.
Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued at fair value utilizing a model-based approach to determine fair value. Apollo’s privately valued credit portfolio is concentrated in bank loans, loans backed by commercial real estate, aviation and other asset backed loans, and life settlements. Valuation approaches used to estimate the fair value of illiquid credit investments may also include the market approach and the income approach. Most private debt instruments are valued utilizing discounted cash flow models where the key valuation drivers are market yield/credit spread, timing of cash flows and recovery of principal amount. Some of the considerations incorporated in determining the key valuation inputs in our model-based valuation approaches include but are not limited to:
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

Contractual Obligations, Commitments and Contingencies
The Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds, debt obligations, and AOG unit payments. Fixed and determinable payments due in connection with these obligations are as follows as of December 31, 2021:

	2022	2023	2024	2025	2026	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$61,479	$69,189	$66,578	$64,702	$59,960	$449,619	$771,527
Other long-term obligations(2)	29,457	1,152	787	682	682	682	33,442
AMH Credit Facility(3)	675	675	675	611	—	—	2,636
2024 Senior Notes(3)	20,000	20,000	508,333	—	—	—	548,333
2026 Senior Notes(3)	22,000	22,000	22,000	22,000	508,983	—	596,983
2029 Senior Notes(3)	32,886	32,886	32,886	32,886	32,886	745,047	909,477
2030 Senior Notes(3)	13,250	13,250	13,250	13,250	13,250	545,413	611,663
2039 Senior Secured Guaranteed Notes(3)(4)	15,503	15,503	15,503	15,503	15,503	364,056	441,571
2048 Senior Notes(3)	15,000	15,000	15,000	15,000	15,000	618,750	693,750
2050 Subordinated Notes(3)	14,850	14,850	14,850	14,850	14,850	642,144	716,394
Secured Borrowing II	329	329	329	329	329	21,071	22,716
2016 AMI Term Facility I	249	249	249	19,196	—	—	19,943
2016 AMI Term Facility II	260	18,693	—	—	—	—	18,953
AOG Unit payment (5)	219,083	175,267	175,267	—	—	—	569,617
Obligations	$445,021	$399,043	$865,707	$199,009	$661,443	$3,386,782	$5,957,005
(1)Operating lease obligations excludes $137.5 million of other operating expenses associated with operating leases. Operating lease obligations includes $177.2 million related to leases that have not yet commenced.
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
(5)On December 31, 2021, each holder of AOG units (other than those held by the Company and Athene) sold back a portion of their limited partnership interests to the Company, payable over 13 equal quarterly installments beginning on January 1, 2022. See note 15 and 18 to the consolidated financial statements for more information.

Note:    Due to the fact that the timing of certain amounts to be paid cannot be determined or for other reasons discussed below, the following contractual commitments have not been presented in the table above.
(i)As noted previously, we have entered into a tax receivable agreement with our Former Managing Partners and Contributing Partners which requires us to pay to our Former Managing Partners and Contributing Partners 85% of any tax savings received by AGM Inc. and its subsidiaries from our step-up in tax basis. The tax savings achieved may not ensure that we have sufficient cash available to pay this liability and we might be required to incur additional debt to satisfy this liability.
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
Commitments
Certain of our management companies and general partners are committed to contribute to the funds we manage and certain related parties. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our related parties, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its related parties and the commitment and remaining commitment amounts of Apollo only (excluding related parties) for each credit, private equity and real assets fund as of December 31, 2021 (in millions):

Fund	Apollo and Related Party Commitments	Apollo Only (Excluding Related Party) Commitments	Apollo and Related Party Remaining Commitments	Apollo Only (Excluding Related Party) Remaining Commitments
Credit:
FCI III	$244.3	$0.1	$120.0	$0.1
SCRF IV	426.1	33.1	280.6	21.6
Accord IV	246.2	20.0	238.2	19.4
Accord+	478.3	28.3	417.1	27.2
Apollo Strategic Origination Partners	6,121.2	121.2	5,834.0	115.5
Athora(1)	1,599.1	517.1	79.6	79.6
Apollo Origination Partners	1,356.7	11.7	720.2	8.4
Other Credit	9,740.5	545.2	3,273.2	133.0
Total Credit	20,212.4	1,276.7	10,962.9	404.8
Private Equity:
Fund IX	1,914.5	443.8	986.5	227.3
Fund VIII	1,543.5	396.8	216.6	57.8
Fund VII	467.2	178.1	59.7	22.9
ANRP III	650.1	20.2	409.1	12.9
ANRP II	481.2	26.1	72.3	4.1
ANRP I	376.1	10.1	46.2	1.0
AION Capital Partners	151.0	50.0	9.8	3.0
HVF II	1,362.2	49.5	1,171.9	44.4
HVF	843.3	63.3	235.8	17.9
Other Private Equity	5,755.5	283.3	733.9	103.1
Total Private Equity	13,544.6	1,521.2	3,941.8	494.4
Real Assets:
European Principal Finance Funds
EPF IV(1)	429.0	29.0	429.0	29.0
EPF III(1)	582.9	74.2	247.3	32.7
EPF II(1)	414.1	63.1	90.4	18.3
EPF I(1)	305.5	20.1	49.1	4.6
U.S. RE Fund III(2)	393.3	7.2	295.0	5.7
U.S. RE Fund II(2)	676.3	4.9	172.6	1.1
U.S. RE Fund I(2)	435.0	16.7	25.4	2.5
Asia RE Fund II(2)	894.0	4.4	641.2	3.6
Asia RE Fund I(2)	365.6	8.4	169.0	3.2
Apollo Infrastructure Opportunities Fund II	607.6	31.8	556.8	29.0
Apollo Infrastructure Opportunities Fund I(3)	241.2	8.9	64.1	2.4
Other Real Assets	1,465.9	10.4	338.6	7.8
Total Real Assets	6,810.4	279.1	3,078.5	139.9
Total	$40,567.4	$3,077.0	$17,983.2	$1,039.1
(1)Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.14 as of December 31, 2021.
(2)Figures for U.S. RE Fund I include base, additional, and co-investment commitments. A co-investment vehicle within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.35 as of December 31, 2021. Figures for U.S. RE Fund II, U.S. RE Fund III, Asia RE Fund I and Asia RE Fund II include co-investment commitments.
(3)Figures for AIOF I include Apollo Infra Equity U.S. Fund, L.P. and Apollo Infra Equity International Fund, L.P. commitments.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of December 31, 2021 and December 31, 2020, there were no open underwriting commitments.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our predominant exposure to market risk is related to our role as investment manager and general partner for our funds and the sensitivity to movements in the fair value of their investments and resulting impact on performance fees and management fee revenues. Our direct investments in the funds also expose us to market risk whereby movements in the fair values of the underlying investments will increase or decrease both net gains (losses) from investment activities and income (loss) from equity method investments. For a discussion of the impact of market risk factors on our financial instruments see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies—Investments, at Fair Value.”
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
The Apollo Global Risk Committee (“AGRC”) is a subset of the Management Committee. The Chief Risk Officer and Head of Enterprise Risk Management Serve as Co-Chairs. The AGRC is comprised of one of the Company’s Co-Presidents, Chief Operating Officer, General Counsel, Global Head of Human Capital, Chief Risk Officer and Head of Enterprise Risk Management. The Head of Internal Audit attends as an non-voting member. The AGRC meets at least quarterly, and as needed, and is tasked with assisting the Company in monitoring and managing enterprise-wide risk.
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
Management fees could be impacted by changes in market risk factors including (i) changes in invested capital or in market values to below cost, due to which management could consider an investment permanently impaired, in the case of certain credit funds and our private equity funds or (ii) changes in gross or net asset value, for the credit funds. The proportion of our management fees that are based on NAV is dependent on the number and types of our funds in existence and the current stage of each fund’s life cycle.
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
Market Risk—We are directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of investments will be adversely affected by changes in market conditions. Market risk is inherent in each of our investments, including equity investments, loans, short-term borrowings, long-term debt, hedging instruments, credit default swaps and derivatives. Just a few of the market conditions that may shift from time to time, thereby exposing us to market risk, include fluctuations in interest, currency exchange rates and credit spreads, equity prices, changes in the implied volatility of interest rates and price deterioration. Volatility in debt and equity markets can impact our pace of capital deployment, the timing of receipt of transaction fee revenues and the timing of realizations. These market conditions could have an impact on the value of fund investments and rates of return. Accordingly, depending on the instruments or activities impacted, market risks can have wide ranging, complex adverse effects on our results from operations and our overall financial condition. We monitor market risk using certain strategies and methodologies which management evaluates periodically for appropriateness. We intend to continue to monitor this risk going forward and continue to monitor our exposure to all market factors.
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
Credit Risk—Credit risk represents exposure we and our funds have to investments or other activity whose value varies with the change in credit spreads, the change in the probability of default by the borrow or the actual default and failure to repay a loan or contractual obligation. Certain of our funds are subject to certain inherent risks through their investments.
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
Certain of our funds hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize our risk exposure by limiting the counterparties with which our funds enter into contracts to banks and investment banks who meet established credit and capital guidelines. Counterparty risk may be further mitigated by the exchange of collateral with a counterparty as a form of credit support for derivative transactions. As of December 31, 2021, we do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.
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
Sensitivity
Interest Rate Risk—Apollo has debt obligations that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Based on our debt obligations payable as of December 31, 2021 and 2020, we estimate that interest expense would increase on an annual basis, in the event interest rates were to increase by one percentage point, by approximately $0.4 million and $0.4 million, respectively.
In addition to our debt obligations, we are also subject to interest rate risk through the investments of our funds. For funds that pay management fees based on NAV or other bases that are sensitive to market value fluctuations, we anticipate our management fees would change consistent with the increase or decrease experienced by the underlying funds’ portfolios. In the event that interest rates were to increase by one percentage point, we estimate that management fees earned on a segment basis that were dependent upon estimated fair value would decrease by approximately $41.2 million and $38.2 million during the years ended December 31, 2021 and 2020, respectively.
Credit Risk—Similar to interest rate risk, we are also subject to credit risk through the investments of our funds. In the event that credit spreads were to increase by one percentage point, we estimate that management fees earned on a segment basis that were dependent upon estimated fair value would decrease by approximately $50.5 million and $45.1 million during the years ended December 31, 2021 and 2020, respectively.
Foreign Exchange Risk—We estimate for the years ended December 31, 2021 and 2020, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in management fees, performance fees and principal investment income:

	For the Years Ended December 31,
	2021	2020
	(in thousands)
Management fees	$19,922	$19,315
Performance fees	12,530	—	(1)
Principal investment income	6,553	2,259
(1)    We estimate a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in increases in performance fees during the year ended December 31, 2020.
Net Gains from Investment Activities and Principal Investment Income—Our assets and unrealized gains, and our related equity and net income are sensitive to changes in the valuations of our funds’ underlying investments and could vary materially as a result of changes in our valuation assumptions and estimates. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Estimates and Policies—Investments, at Fair Value” for details related to the valuation methods that are used and the key assumptions and estimates employed by such methods. We also quantify the Level III investments that are included on our consolidated statements of financial condition by valuation methodology in note 7 to the consolidated financial statements. We employ a variety of valuation methods. Furthermore, the investments that we manage but are not on our consolidated statements of financial condition, and therefore impact performance fees, also employ a variety of valuation methods of which no single methodology is used more than any other.
Management Fees—Management fees from the funds in our credit segment are based on the net asset value of the relevant fund, gross assets, capital commitments or invested capital, each as defined in the respective management agreements. Changes in the fair values of the investments in credit funds that earn management fees based on net asset value or gross assets will have a direct impact on the amount of management fees that are earned. Management fees earned from our credit segment on a segment basis that were dependent upon estimated fair value during the years ended December 31, 2021 and 2020 would decrease by approximately $111.8 million and $88.5 million, respectively, if the fair values of the investments held by such funds were 10% lower during the same respective periods.
Management fees for our private equity, real assets and certain credit funds are generally charged on either (a) a fixed percentage of committed capital over a stated investment period or (b) a fixed percentage of invested capital of unrealized portfolio investments. Changes in values of investments could indirectly affect future management fees from private equity funds by, among other things, reducing the funds’ access to capital or liquidity or if such change resulted in a write-down of investments below their associated invested capital.
Performance Fees—Performance fees from most of our credit, private equity and real assets funds generally are earned based on achieving specified performance criteria and is impacted directly by changes in the fair value of the funds’ investments. We anticipate that a 10% decline in the fair values of investments held by all of the credit, private equity and real assets funds at December 31, 2021 and 2020 would decrease performance fees on a segment basis as presented in the table below:

	For the Years Ended December 31,
	2021	2020
	(in thousands)
10% Decline in Fair Value of Investments Held
Credit	$307,243	$206,253
Private Equity	666,274	542,201
Real Assets	145,799	159,963
Net Gains From Investment Activities—Net gains from investment activities related to the Company's investment in Athene Holding would decrease by approximately $454.6 million and $194.3 million for the years ended December 31, 2021 and 2020, respectively, if the fair value of the Company's investment in Athene Holding decreased by 10% during the same respective periods.
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

We anticipate that a 10% decline in the fair value of investments at December 31, 2021 and 2020 would result in an approximate $202.9 million and $142.0 million decrease in principal investment income in our consolidated financial statements, respectively.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Apollo Asset Management, Inc. (formerly known as Apollo Global Management, Inc. prior to January 1, 2022)
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of Apollo Global Management, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Performance Allocations— Refer to Note 2 in the consolidated financial statements
Critical Audit Matter Description
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
New York, NY
February 25, 2022

We have served as the Company's auditor since 2007.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2021 AND DECEMBER 31, 2020
(dollars in thousands, except share data)

	As of December 31, 2021	As of December 31, 2020
Assets:
Cash and cash equivalents	$917,183	$1,555,517
Restricted cash and cash equivalents	707,885	17,708
U.S. Treasury securities, at fair value	1,687,105	816,985
Investments (includes performance allocations of $2,731,733 and $1,624,156 as of December 31, 2021 and December 31, 2020, respectively)	9,666,475	4,995,411
Assets of consolidated variable interest entities:
Cash and cash equivalents	463,266	893,306
Investments, at fair value	14,737,051	13,316,016
Other assets	251,581	290,264
Incentive fees receivable	4,236	5,231
Due from related parties	489,590	462,383
Deferred tax assets, net	424,132	539,244
Other assets	585,901	364,963
Lease assets	450,531	295,098
Goodwill	116,958	116,958
Total Assets	$30,501,894	$23,669,084
Liabilities, Redeemable non-controlling interests and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$145,054	$119,982
Accrued compensation and benefits	130,107	82,343
Deferred revenue	119,688	30,369
Due to related parties	1,222,402	608,469
Profit sharing payable	1,444,652	842,677
Debt	3,134,396	3,155,221
Liabilities of consolidated variable interest entities:
Debt, at fair value	7,942,508	8,660,515
Notes payable	2,611,019	2,471,971
Other liabilities	781,482	773,045
Other liabilities	500,980	295,612
Lease liabilities	505,206	332,915
Total Liabilities	18,537,494	17,373,119
Commitments and Contingencies (see note 16)
Redeemable non-controlling interests:
Redeemable non-controlling interests	1,770,034	782,702
Stockholders’ Equity:
Apollo Global Management, Inc. Stockholders’ Equity:
Series A Preferred Stock, 11,000,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020	264,398	264,398
Series B Preferred Stock, 12,000,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020	289,815	289,815
Class A Common Stock, $0.00001 par value, 90,000,000,000 shares authorized, 248,896,649 and 228,873,449 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—

Class B Common Stock, $0.00001 par value, 999,999,999 shares authorized, 0 and 1 share issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Class C Common Stock, $0.00001 par value, 1 share authorized, 0 and 1 share issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Additional paid in capital	2,096,403	877,173
Retained earnings	1,143,899	—
Accumulated other comprehensive loss	(5,374)	(2,071)
Total Apollo Global Management, Inc. Stockholders’ Equity	3,789,141	1,429,315
Non-Controlling Interests in consolidated entities	3,813,885	2,275,728
Non-Controlling Interests in Apollo Operating Group	2,591,340	1,808,220
Total Stockholders’ Equity	10,194,366	5,513,263
Total Liabilities, Redeemable non-controlling interests and Stockholders’ Equity	$30,501,894	$23,669,084
See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(dollars in thousands, except share data)

	For the Years Ended December 31,
	2021	2020	2019
Revenues:
Management fees	$1,920,946	$1,686,973	$1,575,814
Advisory and transaction fees, net	302,379	249,482	123,644
Investment income:
Performance allocations	3,050,092	310,479	1,057,139
Principal investment income	649,117	81,702	166,527
Total investment income	3,699,209	392,181	1,223,666
Incentive fees	29,064	25,383	8,725
Total Revenues	5,951,598	2,354,019	2,931,849
Expenses:
Compensation and benefits:
Salary, bonus and benefits	778,798	628,057	514,513
Equity-based compensation	1,180,663	213,140	189,648
Profit sharing expense	1,533,919	247,501	556,926
Total compensation and benefits	3,493,380	1,088,698	1,261,087
Interest expense	139,090	133,239	98,369
General, administrative and other	476,998	354,217	330,342
Placement fees	4,762	1,810	1,482
Total Expenses	4,114,230	1,577,964	1,691,280
Other Income (Loss):
Net gains (losses) from investment activities	2,610,903	(455,487)	138,154
Net gains from investment activities of consolidated variable interest entities	557,289	197,369	39,911
Interest income	4,255	14,999	35,522
Other income (loss), net	(147,541)	20,832	(46,307)
Total Other Income (Loss)	3,024,906	(222,287)	167,280
Income before income tax (provision) benefit	4,862,274	553,768	1,407,849
Income tax (provision) benefit	(594,379)	(86,966)	128,994
Net Income	4,267,895	466,802	1,536,843
Net income attributable to Non-Controlling Interests	(2,429,404)	(310,188)	(693,650)
Net Income Attributable to Apollo Global Management, Inc.	1,838,491	156,614	843,193
Series A Preferred Stock Dividends	(17,531)	(17,531)	(17,531)
Series B Preferred Stock Dividends	(19,125)	(19,125)	(19,125)
Net Income Attributable to Apollo Global Management, Inc. Class A Common Stockholders	$1,801,835	$119,958	$806,537
Net Income Per Share of Class A Common Stock:
Net Income Available to Class A Common Stock – Basic	$7.32	$0.44	$3.72
Net Income Available to Class A Common Stock – Diluted	$7.32	$0.44	$3.71
Weighted Average Number of Shares of Class A Common Stock Outstanding – Basic	236,567,691	227,530,600	207,072,413
Weighted Average Number of Shares of Class A Common Stock Outstanding – Diluted	236,567,691	227,530,600	208,748,524

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(dollars in thousands, except share data)

	For the Years Ended December 31,
	2021	2020	2019
Net Income	$4,267,895	$466,802	$1,536,843
Other Comprehensive Income (Loss), net of tax:
Currency translation adjustments, net of tax	(32,050)	41,217	(6,191)
Net gain (loss) from change in fair value of cash flow hedge instruments	202	203	(1,812)
Net gain (loss) on available-for-sale securities	(185)	(800)	88
Total Other Comprehensive Income (Loss), net of tax	(32,033)	40,620	(7,915)
Comprehensive Income	4,235,862	507,422	1,528,928
Comprehensive Income attributable to Non-Controlling Interests	(2,400,674)	(348,301)	(686,154)
Comprehensive Income Attributable to Apollo Global Management, Inc.	$1,835,188	$159,121	$842,774

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(dollars in thousands, except share data)

The statements below for the year ended December 31, 2019 represent Apollo Global Management, LLC as a Delaware limited liability company prior to the Conversion and Apollo Global Management, Inc. as a corporation subsequent to the Conversion:

	Apollo Global Management, Inc. Stockholders
	Class A Shares	Class A Common Stock	Class B Shares	Class B Common Stock	Class C Common Stock
Balance at January 1, 2019	201,400,500	—	1	—	—
Issuances of Class C Common Stock resulting from the Conversion	—	—	—	—	1
Payments related to issuances of Class A Common Stock for equity-based awards	2,737,557	341,111	—	—	—
Repurchase of Class A Common Stock	(3,719,014)	—	—	—	—
Exchange of AOG Units for Class A Common Stock	21,984,253	250,000	—	—	—
Reclassifications resulting from the Conversion	(222,403,296)	222,403,296	(1)	1	—
Balance as at December 31, 2019	—	222,994,407	—	1	1

	Apollo Global Management, Inc. Stockholders
	Series A Preferred Shares	Series A Preferred Stock	Series B Preferred Shares	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Shareholders’ Equity
Balance at January 1, 2019	$264,398	$—	$289,815	$—	$1,299,418	$(473,276)	$(4,159)	$1,376,196	$271,522	$804,122	$2,451,840
Dilution impact of issuance of Class A Common Stock	—	—	—	—	24	—	—	24	—	—	24
Capital increase related to equity-based compensation	—	—	—	—	146,718	—	—	146,718	—	—	146,718
Capital contributions	—	—	—	—	—	—	—	—	1,081	—	1,081
Dividends	(13,148)	(4,383)	(14,344)	(4,781)	(158,576)	(276,698)	—	(471,930)	(15,260)	(464,675)	(951,865)
Payments related to issuances of Class A Common Stock for equity-based awards	—	—	—	—	11,137	(56,563)	—	(45,426)	—	—	(45,426)
Repurchase of Class A Common Stock	—	—	—	—	(110,726)	—	—	(110,726)	—	—	(110,726)
Exchange of AOG Units for Class A Common Stock	—	—	—	—	114,592	—	—	114,592	—	(97,039)	17,553
Net income	13,148	4,383	14,344	4,781	—	806,537	—	843,193	30,504	663,146	1,536,843
Currency translation adjustments, net of tax	—	—	—	—	—	—	442	442	(5,943)	(690)	(6,191)
Net loss from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	(899)	(899)	—	(913)	(1,812)
Net gain on available-for-sale securities	—	—	—	—	—	—	38	38	—	50	88
Reclassifications resulting from the Conversion	(264,398)	264,398	(289,815)	289,815	—	—	—	—	—	—	—
Balance at December 31, 2019	$—	$264,398	$—	$289,815	$1,302,587	$—	$(4,578)	$1,852,222	$281,904	$904,001	$3,038,127

	Apollo Global Management, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Stockholders’ Equity
Balance at January 1, 2020	222,994,407	1	1	$264,398	$289,815	$1,302,587	$—	$(4,578)	$1,852,222	$281,904	$904,001	$3,038,127
Equity transaction with Athene Holding	—	—	—	—	—	(54,868)	—	—	(54,868)	—	1,214,577	1,159,709
Consolidation of VIEs	—	—	—	—	—	—	—	—	—	1,885,393	—	1,885,393
Dilution impact of issuance of Class A Common Stock	—	—	—	—	—	8,286	—	—	8,286	—	—	8,286
Capital increase related to equity-based compensation	—	—	—	—	—	173,832	—	—	173,832	—	—	173,832
Capital contributions	—	—	—	—	—	—	—	—	—	843,415	—	843,415
Dividends/ Distributions	—	—	—	(17,531)	(19,125)	(535,912)	(13,620)	—	(586,188)	(888,348)	(488,328)	(1,962,864)
Payments related to issuances of Class A Common Stock for equity-based awards	3,396,637	—	—	—	—	28,991	(96,639)	—	(67,648)	—	—	(67,648)
Repurchase of Class A Common Stock	(2,755,095)	—	—	—	—	(91,617)	—	—	(91,617)	—	—	(91,617)
Exchange of AOG Units for Class A Common Stock	5,237,500	—	—	—	—	45,874	(9,699)	—	36,175	—	(16,967)	19,208
Net income	—	—	—	17,531	19,125	—	119,958	—	156,614	118,378	191,810	466,802
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	2,808	2,808	34,986	3,423	41,217
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	—	108	108	—	95	203
Net loss on available-for-sale securities	—	—	—	—	—	—	—	(409)	(409)	—	(391)	(800)
Balance at December 31, 2020	228,873,449	1	1	$264,398	$289,815	$877,173	$—	$(2,071)	$1,429,315	$2,275,728	$1,808,220	$5,513,263

	Apollo Global Management, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Apollo Global Management, Inc. Shareholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Stockholders’ Equity
Balance at January 1, 2021	228,873,449	1	1	$264,398	$289,815	$877,173	$—	$(2,071)	$1,429,315	$2,275,728	$1,808,220	$5,513,263
Conversion of Class B and Class C Common Stock to Class A Common Stock	20	(1)	(1)	—	—	—	—	—	—	—	—	—
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	(147,920)	—	(147,920)
Accretion of redeemable non-controlling interests	—	—	—	—	—	(69,534)	—	—	(69,534)	—	—	(69,534)
Issuance of Class A Common Stock related to equity transactions	361,037	—	—	—	—	22,150	—	—	22,150	—	—	22,150
Pledge of Class A Common Stock	—	—	—	—	—	125,931	—	—	125,931	—	—	125,931
Purchase of limited partnership interests	—	—	—	—	—	(27,430)	—	—	(27,430)	—	(520,708)	(548,138)
Dilution impact of issuance of Class A Common Stock	—	—	—	—	—	(9,163)	—	—	(9,163)	—	—	(9,163)
Capital increase related to equity-based compensation	—	—	—	—	—	1,151,583	—	—	1,151,583	—	—	1,151,583
Capital contributions	—	—	—	—	—	—	—	—	—	2,279,896	—	2,279,896
Dividends/ Distributions	—	—	—	(17,531)	(19,125)	—	(517,306)	—	(553,962)	(985,517)	(518,399)	(2,057,878)
Payments related to issuances of Class A Common Stock for equity-based awards	5,256,167	—	—	—	—	79,317	(140,630)	—	(61,313)	—	—	(61,313)
Repurchase of Class A Common Stock	(4,834,713)	—	—	—	—	(299,352)	—	—	(299,352)	—	—	(299,352)
Exchange of AOG Units for Class A Common Stock	19,240,689	—	—	—	—	245,728	—	—	245,728	—	(186,749)	58,979
Net income	—	—	—	17,531	19,125	—	1,801,835	—	1,838,491	417,692	2,011,712	4,267,895
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	(3,327)	(3,327)	(25,994)	(2,729)	(32,050)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	—	111	111	—	91	202
Net income on available-for-sale securities	—	—	—	—	—	—	—	(87)	(87)	—	(98)	(185)
Balance at December 31, 2021	248,896,649	—	—	$264,398	$289,815	$2,096,403	$1,143,899	$(5,374)	$3,789,141	$3,813,885	$2,591,340	$10,194,366

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(dollars in thousands, except share data)

	For the Years Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$4,267,895	$466,802	$1,536,843
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity-based compensation	1,180,663	213,140	189,648
Depreciation and amortization	27,330	18,828	15,758
Unrealized (gains) losses from investment activities	(2,586,150)	432,752	(135,967)
Principal investment income	(649,117)	(81,702)	(166,527)
Performance allocations	(3,050,092)	(310,479)	(1,057,139)
Change in fair value of contingent obligations	26,722	20,144	43,082
(Gain) loss from change in tax receivable agreement liability	(9,609)	(12,426)	50,307
Deferred taxes, net	474,335	36,046	(145,432)
Net loss related to cash flow hedge instruments	—	—	(1,974)
Non-cash lease expense	47,792	39,671	43,623
Pledge of Class A Common Stock	125,931	—	—
Other non-cash amounts included in net income (loss), net	(23,731)	(5,286)	(22,260)
Cash flows due to changes in operating assets and liabilities:
Incentive fees receivable	995	(2,817)	4,378
Due from related parties	27,509	(40,587)	(49,670)
Accounts payable and accrued expenses	25,072	25,618	23,486
Accrued compensation and benefits	(1,180)	17,023	(9,190)
Deferred revenue	89,319	(50,901)	(17,281)
Due to related parties	(21,412)	28,380	4,234
Profit sharing payable	516,270	76,735	268,501
Lease liability	(30,933)	(20,639)	(31,570)
Other assets and other liabilities, net	78,829	7,699	(19,002)
Cash distributions of earnings from principal investments	422,086	21,978	77,981
Cash distributions of earnings from performance allocations	1,660,858	261,609	517,016
Satisfaction of contingent obligations	(20,609)	(12,870)	(5,055)
Apollo Funds and VIE related:
Net realized and unrealized gains from investing activities and debt	(579,434)	(2,942)	(39,429)
Cash transferred from consolidated VIEs	—	502,153	—
Deconsolidation of VIEs	(47,601)	—	—
Purchases of investments	(4,724,603)	(4,991,405)	(443,393)
Proceeds from sale of investments	3,534,135	2,082,740	431,883
Changes in other assets and other liabilities, net	302,776	(335,694)	19,843
Net Cash Provided by (Used in) Operating Activities	$1,064,046	$(1,616,430)	1,082,694
Cash Flows from Investing Activities:
Purchases of fixed assets	$(64,738)	$(59,562)	$(39,495)
Acquisitions	—	48,518	—
Proceeds from sale of investments	88,606	21,855	3,742
Purchase of investments	(657,464)	(567,027)	(15,048)
Purchase of U.S. Treasury securities	(1,349,567)	(1,056,827)	(541,530)

Proceeds from maturities of U.S. Treasury securities	824,810	1,598,357	390,336
Cash contributions to principal investments	(366,778)	(217,030)	(186,985)
Cash distributions from principal investments	322,791	203,395	127,029
Issuance of related party loans	(167,653)	(315)	(2,025)
Repayment of related party loans	166,780	9,040	—
Other investing activities	(3,105)	(1,254)	4
Apollo Funds and VIE related:
Purchase of U.S. Treasury securities	(3,141,392)	(816,809)	—
Proceeds from maturities of U.S. Treasury	2,796,035	—	—
Net Cash Used in Investing Activities	$(1,551,675)	$(837,659)	$(263,972)
Cash Flows from Financing Activities:
Principal repayments of debt	$(18,104)	$(16,990)	$(15,317)
Dividends to Preferred Stockholders	(36,656)	(36,656)	(36,656)
Issuance of debt	—	518,756	1,323,885
Satisfaction of tax receivable agreement	(39,884)	(48,195)	(37,234)
Repurchase of Class A Common Stock	(299,352)	(91,617)	(110,726)
Payments related to deliveries of Class A Common Stock for RSUs	(140,630)	(96,639)	(56,563)
Dividends paid	(517,306)	(549,532)	(435,274)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	(518,399)	(488,328)	(464,675)
Issuance of related party loans	—	28,280	—
Repayment of related party loans	—	(28,280)	—
Other financing activities, net	(5,546)	(13,107)	(22,558)
Apollo Funds and VIE related:
Issuance of debt	1,334,339	3,705,538	378,872
Principal repayment of debt	(1,949,597)	(907,745)	(373,554)
Issuances of debt within other liabilities of consolidated VIEs	—	75,158	—
Distributions paid to Non-Controlling Interests in consolidated entities	(979,968)	(367,487)	(11,347)
Contributions from Non-Controlling Interests in consolidated entities	2,279,758	843,153	860
Proceeds from issuance of Class A Units of a SPAC	1,035,000	—	—
Payment of underwriting discounts	(34,223)	—	—
Contributions from Redeemable non-controlling interests	—	773,001	—
Net Cash Provided by Financing Activities	$109,432	$3,299,310	$139,713
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Funds and VIEs	(378,197)	845,221	958,435
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Funds and VIEs, Beginning of Period	2,466,531	1,621,310	662,875
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Funds and VIEs, End of Period	$2,088,334	$2,466,531	$1,621,310
Supplemental Disclosure of Cash Flow Information:
Interest paid	$135,010	$128,792	$80,869
Interest paid by consolidated variable interest entities	420,615	178,484	15,238
Income taxes paid	120,994	36,848	42,840
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash contributions to principal investments	$57,911	$—	$—
Non-cash distributions from principal investments	92,863	(5,824)	(1,099)
Non-cash purchases of other investments, at fair value	—	1,168,841	(2,449)
Non-cash sales of other investments, at fair value	—	(1,179)	—
Non-cash capital commitment	—	(15,524)	—

Non-cash loss on Athene equity swap	—	(61,261)	—
Acquisition of goodwill	—	663	5,059
Contingent consideration	—	(6,208)	—
Supplemental Disclosure of Non-Cash Financing Activities:
Capital increases related to equity-based compensation	$1,151,583	$173,832	$146,718
Issuance of restricted shares	79,317	28,991	11,137
Non-cash issuance of AOG units to Athene	—	1,214,577	—
Purchase of limited partnership interests	569,617	—	—
Non-cash distributions paid to Non-Controlling Interests in consolidated variable interest entities	—	(515,558)	—
Other non-cash financing activities	(9,163)	36,874	24
Net Assets Transferred from Consolidated Variable Interest Entity:
Investments, at fair value	$—	$9,061,907	$—
Other assets	—	130,907	—
Debt, at fair value	—	(7,344,884)	—
Other liabilities	—	(967,575)	—
Non-Controlling interest in consolidated entities related to acquisition	—	(1,382,508)	—
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$346,896	$86,864	$171,814
Due to related parties	(287,917)	(68,801)	(41,954)
Additional paid in capital	(58,979)	(28,904)	(17,553)
Non-Controlling Interest in Apollo Operating Group	186,749	16,967	97,039

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Consolidated Statements of Financial Condition:
Cash and cash equivalents	$917,183	$1,555,517	$1,556,202
Restricted cash and cash equivalents	707,885	17,708	19,779
Cash and cash equivalents held at consolidated variable interest entities	463,266	893,306	45,329
Total Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$2,088,334	$2,466,531	$1,621,310

See accompanying notes to consolidated financial statements.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

1. ORGANIZATION
Apollo Global Management, Inc. (“AGM Inc.”, together with its consolidated subsidiaries, the “Company” or “Apollo”) is a high-growth, global alternative asset manager whose predecessor was founded in 1990. Its primary business is to raise, invest and manage funds on behalf of pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. For these investment management services, Apollo receives management fees generally related to the amount of assets managed, transaction and advisory fees, incentive fees and performance allocations related to the performance of the respective funds that it manages. As of December 31, 2021, Apollo had three primary business segments:
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
Organization of the Company
Effective September 5, 2019, AGM Inc. converted from a Delaware limited liability company named Apollo Global Management, LLC to a Delaware corporation named Apollo Global Management, Inc. (the “Conversion”). The Company was formed as a Delaware limited liability company on July 3, 2007, and, until the Conversion, was managed by AGM Management, LLC, which was indirectly wholly-owned and controlled by Leon Black, Joshua Harris and Marc Rowan, its Former Managing Partners.
As of December 31, 2021, the Company owned, through five intermediate holding companies that include APO Corp., a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, APO Asset Co., LLC, a Delaware limited liability company that is treated as a corporation for U.S. federal income tax purposes, APO (FC), LLC, an Anguilla limited liability company that is a disregarded entity for U.S. federal income tax purposes, APO (FC II), LLC, an Anguilla limited liability company that is a disregarded entity for U.S. federal income tax purposes, and APO (FC III), LLC, a Cayman Islands limited liability company that is a disregarded entity for U.S. federal income tax purposes (collectively, the “Intermediate Holding Companies”), 57.4% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group.
AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership (“Holdings”), is an entity through which the Former Managing Partners and certain of the Company’s other current and former partners (the “Contributing Partners”) indirectly beneficially owned interests in each of the entities that comprise the Apollo Operating Group. As of December 31, 2021, Holdings owned 35.9% of the economic interests in the Apollo Operating Group. The Company consolidates the financial results of the Apollo Operating Group and its consolidated subsidiaries. Holdings’ ownership interest in the Apollo Operating Group is reflected as a Non-Controlling Interest in the accompanying consolidated financial statements.
Athene and Apollo Strategic Transaction
On February 28, 2020, pursuant to a transaction agreement (the “Transaction Agreement”) between Athene Holding, AGM Inc. and the entities that form the Apollo Operating Group, the Apollo Operating Group issued 29,154,519 non-voting equity interests of the Apollo Operating Group to Athene. As a result, as of December 31, 2021, Athene owned 6.7% of the economic interests in the Apollo Operating Group. See note 15 for further disclosure regarding the Transaction Agreement. Subsequent to the closing of the Mergers, Athene’s interest in the Apollo Operating Group was distributed to AGM Inc.
As noted further in note 15, Apollo purchased a 17% incremental equity ownership stake in Athene, bringing Apollo’s beneficial ownership in Athene to 28%, at the close of the transaction. This has resulted in Apollo’s indirect ownership in certain VIEs, through Athene, being considered significant such that the Company has the power to direct the activities that most significantly impact the economic performance of these VIEs. In connection with the closing of the Mergers, all of the common shares of Athene became wholly owned by AGM Inc.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
Apollo and Athene Merger
On March 8, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AHL, Tango Holdings, Inc., a Delaware corporation and a direct wholly-owned subsidiary of AGM Inc. (“HoldCo”), Blue Merger Sub, Ltd., a Bermuda exempted company and a direct wholly-owned subsidiary of HoldCo (“AHL Merger Sub”), and Green Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of HoldCo (“AAM Merger Sub”).
On January 1, 2022, the Company completed the previously announced merger transactions with AHL. At the closing of the transactions, AHL Merger Sub merged with and into AHL (the “AHL Merger”), with AHL as the surviving entity in the AHL Merger and a subsidiary of HoldCo, and AAM Merger Sub merged with and into AAM (the “AAM Merger” and, together with the AHL Merger, the “Mergers”) with AAM as the surviving entity in the AAM Merger and a subsidiary of HoldCo.
In connection with the closing of the Mergers, HoldCo was renamed “Apollo Global Management, Inc.” Following the closing of the Mergers, all of the common shares of Athene and AAM are owned by AGM Inc. See note 18 for further disclosure regarding the Merger Agreement and the Mergers.
Corporate Recapitalization
On March 9, 2021, the Company entered into a binding governance term sheet with the Former Managing Partners pursuant to which it agreed, among other things, to convert its corporate structure to a single class of common stock with one vote per share through a series of transactions (the “Corporate Recapitalization”). The Corporate Recapitalization was implemented in connection with the closing of the Mergers and resulted in the recapitalization of AGM Inc. from an umbrella partnership C corporation (“Up-C”) structure to a C corporation with a single class of common stock with one vote per share. See notes 14 and 18 for more information related to the Corporate Recapitalization.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and all other entities where it has a controlling financial interest. Intercompany accounts and transactions, if any, have been eliminated upon consolidation.
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
Pursuant to the consolidation guidance, the Company first evaluates whether it holds a variable interest in an entity. Fees that are customary and commensurate with the level of services provided, and where the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered a variable interest. Apollo factors in all economic interests, including proportionate interests through related parties, to determine if such interests are considered a variable interest. As Apollo’s interests in many of these entities are solely through market rate fees and/or insignificant indirect interests through related parties, Apollo is not considered to have a variable interest in many of these entities and no further consolidation analysis is performed. For entities where the Company has determined that it does hold a variable interest, the Company performs an assessment to determine whether each of those entities qualify as a variable interest entities (“VIE”).
The determination as to whether an entity qualifies as a VIE depends on the facts and circumstances surrounding each entity and therefore certain of Apollo’s funds and other entities may qualify as VIEs under the variable interest model whereas others may qualify as voting interest entities (“VOEs”) under the voting interest model. The granting of substantive

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
kick-out rights is a key consideration in determining whether a limited partnership or similar entity is a VIE and whether or not that entity should be consolidated.
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
Assets and liabilities of the consolidated VIEs, other than SPACs, are primarily shown in separate sections within the consolidated statements of financial condition. Changes in the fair value of the consolidated VIEs’ assets and liabilities and related interest, dividend and other income and expenses are primarily presented within net gains from investment activities of consolidated variable interest entities in the consolidated statements of operations. The portion attributable to Non-Controlling Interests is reported within net income attributable to Non-Controlling Interests in the consolidated statements of operations. For additional disclosures regarding VIEs, see notes 6 and 15.
Under the voting interest model, Apollo consolidates those entities it controls through a majority voting interest. Apollo does not consolidate those VOEs in which substantive kick-out rights have been granted to the unrelated investors to either dissolve the fund or remove the general partner.
Cash and Cash Equivalents
Apollo considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include money market funds and U.S. Treasury securities with original maturities of three months or less when purchased. Interest income from cash and cash equivalents is recorded in interest income in the consolidated statements of operations. The carrying values of the money market funds and U.S. Treasury securities were $509.5 million and $1.2 billion as of December 31, 2021 and 2020, respectively, which represent their fair values due to their short-term nature and are categorized as Level I within the fair value hierarchy. Substantially all of the Company’s cash on deposit is in interest bearing accounts with major financial institutions and exceed insured limits.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents includes cash held in reserve accounts used to make required payments in respect of the 2039 Senior Secured Guaranteed Notes. Restricted cash and cash equivalents also includes cash deposited at a bank, which is pledged as collateral in connection with leased premises.
Restricted cash and cash equivalents of Apollo Strategic Growth Capital II (“APSG II”), a consolidated SPAC, are held in a trust account and include money market funds that were purchased with funds raised through the initial public offering of the consolidated entity. The $690.1 million in funds as of December 31, 2021 are restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in APSG II’s trust agreement. Refer to note 15 for further detail.
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
U.S. Treasury securities, at fair value of Apollo Strategic Growth Capital (“APSG”), a consolidated SPAC, are held in a trust account and consist of U.S Treasury bills with original maturities of greater than three months when purchased, that were purchased with funds raised through the initial public offering of the consolidated entity. The $817.4 million in funds as of December 31, 2021 are restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in APSG’s trust agreement. U.S. Treasury securities, at fair value of Acropolis Infrastructure Acquisition Corp. (“Acropolis”), a consolidated SPAC, are held in a trust account and include U.S. Treasury bills with original maturities greater than three months when purchased, that were purchased with funds raised through the initial public offering of the consolidated entity. The $344.9 million in funds as of December 31, 2021 are restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in Acropolis’s trust agreement. Refer to note 15 for further detail.
Fair Value of Financial Instruments
Apollo elected the fair value option for the Company’s investment in Athene Holding, the assets and liabilities of certain of its consolidated VIEs (including CLOs), the Company’s U.S. Treasury securities with original maturities greater than three months when purchased, and certain of the Company’s other investments. Such election is irrevocable and is applied to financial instruments on an individual basis at initial recognition.
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
Level III - Pricing inputs are unobservable for the financial instrument and includes situations where there is little observable market activity for the financial instrument. The inputs into the determination of fair value may require significant management judgment or estimation. Financial instruments that are included in this category generally include general and limited partner interests in corporate private equity and real assets funds, opportunistic

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
credit funds, distressed debt and non-investment grade residual interests in securitizations, and CDOs and CLOs where the fair value is based on observable inputs as well as unobservable inputs.
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
Under the measurement alternative, net income attributable to AGM Inc. reflects the Company’s own economic interests in the consolidated CLOs including (i) changes in the fair value of the beneficial interests retained by the Company and (ii) beneficial interests that represent compensation for collateral management services.
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
Certain lease agreements contain lease escalation or lease incentive provisions based on the terms of the arrangement with the landlord. Lease escalations and lease incentives, if any, are recognized on a straight-line basis over the lease term. The Company’s lease agreements may also include options to extend or terminate the lease. Options to extend would not be included in the lease term until it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight line basis over the lease term and is recorded within general, administrative and other in the consolidated statements of operations. The Company has lease agreements with non-lease components (e.g. estimated operating expenses associate with the lease), which are accounted for separately.
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
Finite-lived intangible assets such as contractual rights to earn future management fees and incentive fees acquired in business combinations are amortized over their estimated useful lives, which are periodically re-evaluated for impairment or when circumstances indicate an impairment may have occurred. Apollo amortizes its identifiable finite-lived intangible assets using a method of amortization reflecting the pattern in which the economic benefits of the finite-lived intangible assets are consumed or fully utilized. If that pattern cannot be reliably determined, Apollo uses the straight-line method of amortization.
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
The Company performed its annual goodwill impairment test as of October 1, 2021 and 2020 and did not identify any impairment.
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
Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. There was $24.0 million of revenue recognized during the year ended December 31, 2021 that was previously deferred as of January 1, 2021.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
Redeemable non-controlling interests
Redeemable non-controlling interests represent the shares issued by APSG, APSG II and Acropolis, the consolidated SPACs, that are redeemable for cash by the respective public shareholders in connection with the applicable SPACs’ failure to complete a business combination or its tender offer/stockholder approval provisions. The redeemable non-controlling interests are initially recorded at their original issue price, net of issuance costs and the initial fair value of separately traded warrants. The carrying amount is accreted to its redemption value over the period from the date of issuance to the earliest redemption date of the instrument. The accretion to redemption value is recorded against additional paid-in capital. Refer to note 15 for further detail.
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
The Company is required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services (i.e., the transaction price). When determining the transaction price, the Company may recognize variable consideration only to the extent that it is probable to not be significantly reversed. The Company is also required to disclose the nature, amount, timing, and uncertainty of revenue that is recognized.
Performance allocations are accounted for as equity method investments. The Company recognizes performance allocations within investment income along with the related principal investment income (as further described below) in the consolidated statements of operations and within the investments line in the consolidated statements of financial condition.

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
Profit sharing amounts are generally not paid until the related performance revenue is distributed to the general partner upon realization of the fund’s investments. Under certain profit sharing arrangements, the Company requires that a portion of certain of the performance revenues distributed to its employees be used to purchase restricted common stock issued under the Company’s Equity Plan. Prior to distribution of the performance revenue, the Company records the value of the equity-based awards expected to be granted in other assets and other liabilities within the consolidated statements of financial condition. Such equity-based awards are recorded as equity-based compensation expense over the relevant service period once granted.
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
Net Gains from Investment Activities of Consolidated Variable Interest Entities
Changes in the fair value of the consolidated VIEs’ assets and liabilities and related interest, dividend and other income and expenses are generally presented within net gains from investment activities of consolidated variable interest entities and are attributable to Non-Controlling Interests in the consolidated statements of operations.
Other Income, Net
Other income, net includes the recognition of gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities, gains arising from the remeasurement of the tax receivable agreement liability (see note 15), and other miscellaneous non-operating income and expenses.
Income Taxes
Effective September 5, 2019, Apollo Global Management, LLC converted from a Delaware limited liability company to a Delaware corporation named Apollo Global Management, Inc. Subsequent to the Conversion, generally all of the income it earns from the Apollo Operating Group (“AOG”) entities is subject to U.S. corporate income taxes. Certain of the AOG entities operate as partnerships for U.S. income tax purposes and are subject to NYC UBT. Certain non-U.S. entities are also subject to non-U.S. corporate income taxes.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the consolidated financial statements. Prior to the Corporate

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
Recapitalization, the Non-Controlling Interests relating to AGM Inc. included the ownership interest in the Apollo Operating Group held by Former Managing Partners and Contributing Partners through their limited partner interests in Holdings. Additionally, Athene held Non-Controlling Interests in the Apollo Operating Group as a result of the Transaction Agreement. Subsequent to the closing of the Mergers, Athene’s interest in the Apollo Operating Group was distributed to AGM Inc. Non-Controlling Interests also include ownership interests in certain consolidated funds and VIEs.
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
Guarantees
See note 16 to the consolidated financial statements for information related to the Company’s material guarantees.
Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Apollo’s most significant estimates include goodwill, intangible assets, income taxes, performance allocations, incentive fees, contingent consideration obligation related to an acquisition, non-cash compensation, and fair value of investments and debt. Due to the ongoing COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is unable to predict the adverse impact the ongoing COVID-19 pandemic will ultimately have. While such impact may change considerably over time, the estimates and assumptions affecting the Company’s consolidated financial statements are based on information available as of December 31, 2021. Actual results could differ materially from those estimates.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued guidance intended to simplify the accounting for income taxes. The new guidance eliminated certain exceptions to the existing approach in ASC 740, and clarified other guidance within the standard; it was adopted by the Company on its effective date of January 1, 2021. Based on the Company’s existing application of ASC 740, the new guidance did not have a material impact on the consolidated financial statements of the Company.
In October 2021, the FASB issued guidance to add contract assets and contract liabilities from contracts with customers acquired in a business combination to the list of exceptions to the fair value recognition and measurement principles that apply to business combinations, and instead require them to be accounted for in accordance with revenue recognition guidance. The new guidance is mandatorily effective for the Company on January 1, 2023 and applied prospectively, with early adoption permitted. The Company is currently evaluating the new guidance.
3. GOODWILL
The carrying value of goodwill was $117.0 million as of December 31, 2021 and 2020, respectively. Goodwill primarily relates to the 2007 reorganization of the Company’s predecessor business (the “2007 Reorganization”) and the Company’s acquisition of Stone Tower Capital LLC and its related management companies (“Stone Tower”) in 2012. As of December 31, 2021 and 2020, there was $92.2 million, $23.8 million and $1.0 million of goodwill related to the credit, private equity and real assets segments, respectively.
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
4. INVESTMENTS
The following table presents Apollo’s investments:

	As of December 31, 2021	As of December 31, 2020
Investments, at fair value	$5,588,992	$2,360,434
Equity method investments	1,345,750	1,010,821
Performance allocations	2,731,733	1,624,156
Total Investments	$9,666,475	$4,995,411
Investments, at Fair Value
Investments, at fair value, consist of investments for which the fair value option has been elected and primarily include the Company’s investment in Athene Holding, Athora and investments in debt of unconsolidated CLOs. Changes in the fair value related to these investments are presented in net gains (losses) from investment activities except for certain investments for which the Company is entitled to receive performance allocations. For those investments, changes in fair value are presented in principal investment income.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The Company’s equity investment in Athene Holding, for which the fair value option was elected, met the significance criteria as defined by the Securities and Exchange Commission (“SEC”) as of December 31, 2021 and 2020. As such, the following tables present summarized financial information of Athene Holding:

	As of December 31,
	2021	2020
	(in millions)
Statements of Financial Condition
Investments	$177,567	$154,843
Assets	235,149	202,771
Liabilities	212,968	182,631
Equity	22,181	20,140

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Statements of Operations
Revenues	$26,320	$14,764	$16,258
Benefits and expenses	22,134	12,558	13,956
Income before income taxes	4,186	2,206	2,302
Income tax expense	386	285	117
Net income	$3,800	$1,921	$2,185
Net income (loss) attributable to non-controlling interests	(59)	380	13
Net income available to Athene Holding Ltd. shareholders	3,859	1,541	2,172
Less: Preferred stock dividends	141	95	36
Net income available to Athene Holding Ltd. common shareholders	$3,718	$1,446	$2,136
Net Gains (Losses) from Investment Activities
The following table presents the realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	For the Years Ended December 31,
	2021	2020	2019
Realized gains (losses) on sales of investments, net	$(238)	$2,081	$45
Net change in unrealized gains (losses) due to changes in fair value	2,611,141	(457,568)	138,109
Net gains (losses) from investment activities	$2,610,903	$(455,487)	$138,154
Equity Method Investments
Apollo’s equity method investments primarily include its investments in the credit, private equity and real assets funds it manages, which are not consolidated, but in which the Company exerts significant influence. Apollo’s share of net income generated by these investments is recorded in principal investment income in the consolidated statements of operations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
Equity method investments consisted of the following:

	Equity Held as of
	December 31, 2021	(4)	December 31, 2020	(4)
Credit(1)	$220,075		$258,952
Private Equity(2)	1,035,079		672,430
Real Assets	90,596		79,439
Total equity method investments(3)	$1,345,750		$1,010,821
(1)    The equity method investment in AINV was $40.2 million and $40.4 million as of December 31, 2021 and 2020, respectively. The value of the Company’s investment in AINV was $35.3 million and $30.8 million based on the quoted market price of AINV as of December 31, 2021 and 2020, respectively.
(2)    The equity method investment in Fund VIII was $248.8 million and $343.3 million as of December 31, 2021 and 2020, respectively, representing an ownership percentage of 2.2% and 2.2% as of December 31, 2021 and 2020, respectively. The equity method investment in Fund IX was $308.9 million and $134.4 million as of December 31, 2021 and 2020, respectively, representing an ownership percentage of 1.9% and 1.9% as of December 31, 2021 and 2020, respectively.
(3)    Certain funds invest across multiple segments. The presentation in the table above is based on the classification of the majority of such funds’ investments.
(4)    Some amounts included are a quarter in arrears.
The tables below present summarized financial information of the Company’s equity method investments in aggregate:

	Credit		Private Equity		Real Assets		Aggregate Totals
Statement of Financial Condition	As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2021(1)	2020(1)	2021(1)	2020(1)	2021(1)	2020(1)	2021(1)	2020(1)
Investments	$111,671,571	$113,854,036	$41,823,037	$35,125,164	$14,327,508	$12,154,194	$167,822,116	$161,133,394
Assets	120,649,119	120,508,401	43,376,405	36,385,974	15,236,319	12,842,290	179,261,843	169,736,665
Liabilities	95,616,159	97,361,638	512,016	488,633	7,421,613	5,961,192	103,549,788	103,811,463
Equity	25,032,960	23,146,763	42,864,389	35,897,341	7,814,706	6,881,098	75,712,055	65,925,202

	Credit			Private Equity			Real Assets			Aggregate Totals
Statement of Operations	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2021(1)	2020(1)	2019(1)	2021(1)	2020(1)	2019(1)	2021(1)	2020(1)	2019(1)	2021(1)	2020(1)	2019(1)
Revenues/Investment Income	$3,344,746	$5,769,187	$1,974,306	$1,012,919	$709,447	$675,305	$891,260	$804,636	$509,963	$5,248,925	$7,283,270	$3,159,574
Expenses	3,892,883	5,046,979	1,969,329	622,551	652,520	680,331	420,007	375,623	362,454	4,935,441	6,075,122	3,012,114
Net Investment Income (Loss)	(548,137)	722,208	4,977	390,368	56,927	(5,026)	471,253	429,013	147,509	313,484	1,208,148	147,460
Net Realized and Unrealized Gain (Loss)	2,482,143	1,248,084	1,843,877	12,896,577	1,640,109	3,672,268	503,105	(511,697)	856,380	15,881,825	2,376,496	6,372,525
Net Income (Loss)	$1,934,006	$1,970,292	$1,848,854	$13,286,945	$1,697,036	$3,667,242	$974,358	$(82,684)	$1,003,889	$16,195,309	$3,584,644	$6,519,985
(1)    Certain credit, private equity and real assets fund amounts are as of and for the twelve months ended September 30, 2021, 2020 and 2019 and exclude amounts related to Athene Holding.
Performance Allocations
Performance allocations receivable recorded within investments in the consolidated statements of financial condition from credit, private equity and real assets funds consisted of the following:

	As of December 31, 2021	As of December 31, 2020
Credit	$621,214	$465,153
Private Equity	1,901,489	1,040,827
Real Assets	209,030	118,176
Total performance allocations	$2,731,733	$1,624,156

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The table below provides a roll forward of the performance allocations balance:

	Credit	Private Equity	Real Assets	Total
Performance allocations, January 1, 2020	$418,517	$822,531	$266,523	$1,507,571
Change in fair value of funds	216,960	247,522	(86,288)	378,194
Fund distributions to the Company	(170,324)	(29,226)	(62,059)	(261,609)
Performance allocations, December 31, 2020	$465,153	$1,040,827	$118,176	$1,624,156
Change in fair value of funds	460,012	2,151,444	156,979	2,768,435
Fund distributions to the Company	(303,951)	(1,290,782)	(66,125)	(1,660,858)
Performance allocations, December 31, 2021	$621,214	$1,901,489	$209,030	$2,731,733
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
5. PROFIT SHARING PAYABLE
Profit sharing payable consisted of the following:

	As of December 31, 2021	As of December 31, 2020
Credit	$440,294	$356,375
Private Equity	906,133	422,079
Real Assets	98,225	64,223
Total profit sharing payable	$1,444,652	$842,677
The table below provides a roll forward of the profit sharing payable balance:

	Credit	Private Equity	Real Assets	Total
Profit sharing payable, January 1, 2020	$314,125	$329,817	$114,727	$758,669
Profit sharing expense	180,338	115,909	(14,999)	281,248
Payments/other	(138,088)	(23,647)	(35,505)	(197,240)
Profit sharing payable, December 31, 2020	356,375	422,079	64,223	842,677
Profit sharing expense	265,486	1,123,050	81,264	1,469,800
Payments/other	(181,567)	(638,996)	(47,262)	(867,825)
Profit sharing payable, December 31, 2021	$440,294	$906,133	$98,225	$1,444,652
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
As discussed in note 2, under certain profit sharing arrangements, the Company requires that a portion of certain of the performance revenues distributed to its employees be used to purchase restricted shares of common stock issued under its Equity Plan. Prior to distribution of the performance revenues, the Company records the value of the equity-based awards expected to be granted in other assets and other liabilities within the consolidated statements of financial condition. See note 8 for further disclosure regarding deferred equity-based compensation.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
6. VARIABLE INTEREST ENTITIES
As described in note 2, the Company consolidates entities that are VIEs for which the Company has been designated as the primary beneficiary.
Consolidated Variable Interest Entities
As noted further in note 15, Apollo purchased a 17% incremental equity ownership stake in Athene on February 28, 2020, bringing Apollo’s beneficial ownership in Athene to approximately 28.4% as of December 31, 2021. As a result of this higher ownership stake, Apollo became the primary beneficiary and thus consolidated certain VIEs where it had an indirect interest through its ownership in Athene.
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
Included within liabilities of the consolidated VIEs are notes payable related to certain funds managed by the Company. Each series of notes in a respective consolidated VIE participates in distributions from the VIE, including principal and interest from underlying investments, in accordance with the terms of the note series. Amounts allocated to the noteholders reflect amounts that would be distributed if the VIE’s assets were liquidated for cash equal to their respective carrying values, its liabilities satisfied in accordance with their terms, and all the remaining amounts distributed to the noteholders. The respective VIEs that issue the notes payable are marked at their prevailing net asset value, which approximates fair value.
Results from certain funds managed by the Company are reported on a three month lag based upon the availability of financial information.
Consolidated VIEs also include the Company’s consolidated SPACs. The financial information for these consolidated SPACs are disclosed in note 15.
Net Gains from Investment Activities of Consolidated Variable Interest Entities
The following table presents net gains from investment activities of the consolidated VIEs:

	For the Years Ended December 31,
	2021	(1)	2020	(1)	2019	(1)
Net gains (losses) from investment activities	$525,740		$(22,451)		$51,039
Net gains (losses) from debt	54,638		27,118		(11,941)
Interest and other income	745,590		440,425		29,224
Interest and other expenses	(768,679)		(247,723)		(28,411)
Net gains from investment activities of consolidated variable interest entities	$557,289		$197,369		$39,911
(1)Amounts reflect consolidation eliminations.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
Senior Secured Notes, Subordinated Notes and Secured Borrowings
Included within debt, at fair value and other liabilities are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of those amounts:

	As of December 31, 2021				As of December 31, 2020
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)	$7,431,467	3.16%		15.5	$8,104,973	3.11%		11.1
Subordinated Notes(2)	613,192	N/A	(1)	14.5	634,600	N/A	(1)	21.8
Secured Borrowings(2)(3)	18,149	2.33%		0.4	236,698	2.41%		0.3
Total	$8,062,808				$8,976,271
(1)The principal outstanding balance of the subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.
(2)The notes and borrowings of the consolidated VIEs are collateralized by assets held by each respective vehicle and assets of one vehicle may not be used to satisfy the liabilities of another vehicle. As of December 31, 2021 and December 31, 2020, the fair value of these consolidated VIEs’ assets were $8.7 billion and $9.6 billion, respectively.
(3)As of December 31, 2021 and December 31, 2020, secured borrowings consist of consolidated VIEs’ obligations through a repurchase agreement redeemable at maturity with third party lenders. The fair value of the secured borrowings as of December 31, 2021 and December 31, 2020 approximates principal outstanding due to the short term nature of the borrowings. These secured borrowings are classified as a Level III liability within the fair value hierarchy.
The consolidated VIEs’ debt obligations contain various customary loan covenants. As of December 31, 2021, the Company was not aware of any instances of non-compliance with any of these covenants.
As of December 31, 2021, except for the secured borrowings, the contractual maturities for debt of the consolidated VIEs are greater than 10 years.
Non-Consolidated Variable Interest Entities
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

	As of December 31, 2021	(2)	As of December 31, 2020
Assets:
Cash	$258,008		$354,109
Investments	5,193,465		4,154,057
Receivables	193,112		34,800
Total Assets	$5,644,585		$4,542,966

Liabilities:
Debt and other payables	$1,588,007		$1,229,345
Total Liabilities	$1,588,007		$1,229,345

Apollo Exposure(1)	$240,871		$155,273
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
7. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of December 31, 2021
	Level I	Level II	Level III		Total	Cost
Assets
U.S. Treasury securities, at fair value(1)	$1,687,105	$—	$—		$1,687,105	$1,686,923
Investments, at fair value:
Investment in Athene Holding	4,548,048	—	—		4,548,048	2,092,038
Other investments	48,493	46,267	946,184	(2)	1,040,944	890,344
Total investments, at fair value	4,596,541	46,267	946,184		5,588,992	2,982,382
Investments of VIEs, at fair value	6,232	1,055,421	13,187,803		14,249,456
Investments of VIEs, valued using NAV	—	—	—		487,595
Total investments of VIEs, at fair value	6,232	1,055,421	13,187,803		14,737,051
Due from related parties(3)	—	—	47,835		47,835
Derivative assets(4)	—	7,436	—		7,436
Total Assets	$6,289,878	$1,109,124	$14,181,822		$22,068,419

Liabilities
Debt of VIEs, at fair value	$—	$446,029	$7,496,479		$7,942,508
Other liabilities of VIEs, at fair value	—	3,111	31,090		34,201
Other liabilities of VIEs, using NAV	—	—	—		557
Contingent consideration obligations(5)	—	—	125,901		125,901
Other liabilities(6)	47,961	—	—		47,961
Derivative liabilities(4)	—	1,520	—		1,520
Total Liabilities	$47,961	$450,660	$7,653,470		$8,152,648

	As of December 31, 2020
	Level I	Level II	Level III		Total	Cost
Assets
U.S. Treasury securities, at fair value	$1,816,958	$—	$—		$1,816,958	$1,816,635
Investments, at fair value:
Investment in Athene Holding	—	1,942,574	—		1,942,574	2,092,247
Other investments	—	48,088	369,772	(2)	417,860	354,010
Total investments, at fair value	—	1,990,662	369,772		2,360,434	2,446,257
Investments of VIEs, at fair value	2,558	2,140,135	10,962,980		13,105,673
Investments of VIEs, valued using NAV	—	—	—		210,343
Total investments of VIEs, at fair value	2,558	2,140,135	10,962,980		13,316,016
Derivative assets(4)	—	17	—		17
Total Assets	$1,819,516	$4,130,814	$11,332,752		$17,493,425

Liabilities
Debt of VIEs, at fair value	$—	$1,580,097	$7,080,418		$8,660,515
Other liabilities of VIEs, at fair value	—	3,874	20,202		24,076
Contingent consideration obligations(5)	—	—	119,788		119,788
Derivative liabilities(4)	—	100	—		100
Total Liabilities	$—	$1,584,071	$7,220,408		$8,804,479
(1)    U.S. Treasury securities, at fair value, as of December 31, 2021 and December 31, 2020 includes $1.2 billion and $817.0 million, respectively, of U.S. Treasury securities held by consolidated SPACs. Refer to note 15 of this report for further information.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
(2)    Other investments as of December 31, 2021 and December 31, 2020 excludes $175.8 million and $44.4 million, respectively, of performance allocations classified as Level III related to certain investments for which the Company has elected the fair value option. The Company’s policy is to account for performance allocations as investments.
(3)    Due from related parties represents a receivable from a credit fund.
(4)    Derivative assets and derivative liabilities are presented as a component of Other assets and Other liabilities, respectively, in the consolidated statements of financial condition.
(5)    Profit sharing payable includes contingent obligations classified as Level III.
(6)    Other liabilities includes the publicly traded warrants of APSG and APSG II.
The following tables summarize the changes in fair value in financial assets measured at fair value for which Level III inputs have been used to determine fair value:

	For the Year Ended December 31, 2021
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$369,772	$10,962,980	$11,332,752
Transfer out due to deconsolidation	—	(230,541)	(230,541)
Purchases	492,326	3,679,767	4,172,093
Sale of investments/distributions	(3,235)	(1,444,857)	(1,448,092)
Net realized gains	20,063	34,152	54,215
Changes in net unrealized gains	81,613	444,686	526,299
Cumulative translation adjustment	(12,639)	(31,717)	(44,356)
Transfer into Level III(1)	706	44,686	45,392
Transfer out of Level III(1)	(2,422)	(271,353)	(273,775)
Balance, End of Period	$946,184	$13,187,803	$14,133,987
Change in net unrealized gains included in principal investment income related to investments still held at reporting date	$81,613	$—	$81,613
Change in net unrealized gains included in net gains (losses) from investment activities of consolidated VIEs related to investments still held at reporting date	—	307,829	307,829

	For the Year Ended December 31, 2020
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$113,410	$321,069	$434,479
Transfer in due to consolidation	—	7,794,128	7,794,128
Purchases	232,552	4,278,786	4,511,338
Sale of investments/distributions	(21,855)	(666,998)	(688,853)
Settlements	—	(798,487)	(798,487)
Net realized gains	1,472	17,793	19,265
Changes in net unrealized gains (losses)	24,373	(32,494)	(8,121)
Cumulative translation adjustment	20,516	50,845	71,361
Transfer into Level III(1)	—	84,595	84,595
Transfer out of Level III(1)	(696)	(86,257)	(86,953)
Balance, End of Period	$369,772	$10,962,980	$11,332,752
Change in net unrealized gains included in principal investment income related to investments still held at reporting date	$24,373	$—	$24,373
Change in net unrealized losses included in net gains (losses) from investment activities of consolidated VIEs related to investments still held at reporting date	—	(23,534)	(23,534)
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
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The following tables summarize the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value:

	For the Year Ended December 31, 2021
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total
Balance, Beginning of Period	$119,788	$7,100,620	$7,220,408
Issuances	—	705,726	705,726
Repayments	(20,609)	(320,529)	(341,138)
Net realized losses	—	6,713	6,713
Changes in net unrealized losses(1)	26,722	66,212	92,934
Cumulative translation adjustment	—	(31,626)	(31,626)
Transfer into Level III(2)	—	453	453
Balance, End of Period	$125,901	$7,527,569	$7,653,470
Change in net unrealized losses included in net gains (losses) from investment activities of consolidated VIEs related to debt and other liabilities still held at reporting date	$—	$44,895	$44,895

	For the Year Ended December 31, 2020
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total
Balance, Beginning of Period	$112,514	$—	$112,514
Transfer in due to consolidation	—	4,291,286	4,291,286
Issuances	—	3,198,863	3,198,863
Repayments	(12,870)	(284,001)	(296,871)
Net realized losses	—	2,311	2,311
Changes in net unrealized (gains) losses(1)	20,144	(153,612)	(133,468)
Cumulative translation adjustment	—	45,773	45,773
Balance, End of Period	$119,788	$7,100,620	$7,220,408
Change in net unrealized gains included in net gains (losses) from investment activities of consolidated VIEs related to debt and other liabilities still held at reporting date	$—	$(219,645)	$(219,645)
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
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy:

	As of December 31, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (1)
Financial Assets
Other investments	$516,221	Embedded value	N/A	N/A	N/A
	169,625	Discounted cash flow	Discount rate	14.0% - 52.8%	26.4%
	260,338	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	47,835	Discounted cash flow	Discount rate	16.0%	16.0%
Investments of consolidated VIEs:
Equity securities	4,144,661	Discounted cash flow	Discount rate	3.0% - 19.0%	10.4%
		Dividend discount model	Discount rate	13.7%	13.7%
		Market comparable companies	NTAV multiple	1.25x	1.25x
		Adjusted transaction value	Purchase multiple	1.25x	1.25x
		Adjusted transaction value	N/A	N/A	N/A
Bank loans	4,569,873	Discounted cash flow	Discount rate	1.8% - 15.6%	4.3%
		Adjusted transaction value	N/A	N/A	N/A
Profit participating notes	2,849,150	Discounted cash flow	Discount rate	8.7% - 12.5%	12.4%
		Adjusted transaction value	N/A	N/A	N/A
Real estate	511,648	Discounted cash flow	Capitalization rate	4.0% - 5.8%	5.3%
		Discounted cash flow	Discount rate	5.0% - 12.5%	7.3%
		Discounted cash flow	Terminal capitalization rate	8.3%	8.3%
		Direct capitalization	Capitalization rate	5.5% - 8.5%	6.2%
		Direct capitalization	Terminal capitalization rate	6.0% - 12.0%	6.9%
Bonds	50,885	Discounted cash flow	Discount rate	4.0% - 7.0%	6.1%
		Third party pricing	N/A	N/A	N/A
Other equity investments	1,061,586	Discounted cash flow	Discount rate	11.8% -12.5%	12.1%
		Adjusted transaction value	N/A	N/A	N/A
Total Investments of Consolidated VIEs	13,187,803
Total Financial Assets	$14,181,822
Financial Liabilities
Liabilities of Consolidated VIEs:
Secured loans	$4,311,348	Discounted cash flow	Discount rate	1.4% - 10.0%	2.8%
Subordinated notes	3,164,491	Discounted cash flow	Discount rate	4.5% - 11.9%	5.8%
Participating equity	20,640	Discounted cash flow	Discount rate	15.0%	15.0%
Other liabilities	31,090	Discounted cash flow	Discount rate	3.7% - 9.3%	6.3%
Total Liabilities of Consolidated VIEs	7,527,569
Contingent Consideration Obligation	125,901	Discounted cash flow	Discount rate	18.5%	18.5%
Total Financial Liabilities	$7,653,470

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of December 31, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (1)
Financial Assets
Other investments	$254,655	Embedded value	N/A	N/A	N/A
	107,652	Discounted cash flow	Discount rate	16% - 47.5%	23.4%
	7,465	Third party pricing	N/A	N/A	N/A
Investments of consolidated VIEs:
Equity securities	4,339,244	Discounted cash flow	Discount rate	4.4% - 15.6%	7.2%
		Discounted cash flow	Disposition timeline	8 - 52 months	28.8
		Discounted cash flow	2 year home price index forecast	(14%) - 9.6%	(2.5%)
		Dividend discount model	Discount rate	9.7% - 13.8%	11.2%
		Market comparable companies	NTAV multiple	1.2x	1.2x
		Market comparable companies	P/E multiple	9.8x	9.8x
		Market comparable companies	TBV multiple	0.56x	0.56x
		Adjusted transaction value	Purchase multiple	1.1x	1.1x
		Adjusted transaction value	N/A	N/A	N/A
Bank loans	3,501,384	Discounted cash flow	Discount rate	1.8% - 27.0%	3.4%
		Recoverability	Recoverability rate	14.0% - 75.0%	57.8%
		Third party pricing	N/A	N/A	N/A
Profit participating notes	2,577,596	Discounted cash flow	Discount rate	7.5% - 15.0%	14.6%
Real estate	422,123	Discounted cash flow	Capitalization rate	5.8% - 6.0%	5.8%
		Discounted cash flow	Discount rate	6.3% - 12.5%	8.4%
		Discounted cash flow	Terminal capitalization rate	8.3%	8.3%
		Direct capitalization	Capitalization rate	5.5% - 8.5%	6.6%
		Direct capitalization	Terminal capitalization rate	5.8% - 12%	7.6%
Bonds	97,209	Discounted cash flow	Discount rate	5.5% - 7.0%	6.5%
		Third party pricing	N/A	N/A	N/A
Convertible securities	16,581	Discounted cash flow	Discount rate	12.4%	12.4%
		Dividend discount model	Discount rate	13.8%	13.8%
		Market comparable companies	P/E multiple	9.8x	9.8x
		Market comparable companies	TBV multiple	0.56x	0.56x
Warrants	2,676	Option model	Volatility	50.0% - 64.4%	53.1%
Other equity investments	6,167	Third party pricing	N/A	N/A	N/A
Total Investments of Consolidated VIEs	10,962,980
Total Financial Assets	$11,332,752
Financial Liabilities
Liabilities of Consolidated VIEs:
Secured loans	$3,822,475	Discounted cash flow	Discount rate	1.8% - 9.3%	2.7%
Subordinated notes	3,044,437	Discounted cash flow	Discount rate	7.7% - 14.0%	9.9%
		Adjusted transaction value	N/A	N/A	N/A
Preferred equity	213,506	Discounted cash flow	Discount rate	15%	15%
Other liabilities	20,202	Discounted cash flow	Discount rate	1.8% - 7.9%	5.7%
		Adjusted transaction value	N/A	N/A	N/A
		Third party pricing	N/A	N/A	N/A
Total Liabilities of Consolidated VIEs	7,100,620
Contingent Consideration Obligation	119,788	Discounted cash flow	Discount rate	17.5%	17.5%
Total Financial Liabilities	$7,220,408
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
Fair Value Measurement of Investment in Athene Holding
As of December 31, 2021, the fair value of Apollo’s Level I investment in Athene Holding was estimated using the closing market price of Athene Holding shares of $83.33. Previously, Apollo’s investment in Athene Holding was subject to a discount for a lack of marketability (“DLOM”). The DLOM was derived based on the average remaining lock up restrictions on the shares of Athene Holding held by Apollo (36 months from the closing date of the transactions contemplated by the Transaction Agreement) and the estimated volatility in such shares of Athene Holding. The historical share price volatility of a representative set of Athene Holding’s publicly traded insurance peers was calculated over the remaining restriction period equivalent to the lock up on the shares of Athene Holding held by Apollo and used as a proxy to estimate the projected volatility in Athene Holding’s shares. The DLOM was adjusted to zero as of December 31, 2021 due to the expected merger with Athene Holding on January 1, 2022. As of December 31, 2020, the fair value of Apollo’s Level II investment in Athene Holding was estimated using the closing market price of Athene Holding shares of $43.14 less a DLOM of 17.5%.
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
The significant unobservable inputs used in the fair value measurement of bank loans are discount rates and recoverability percentage. Significant increases (decreases) in any discount rates would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in any recoverability percentage would result in a significantly higher (lower) fair value measurement.
The significant unobservable inputs used in the fair value measurement of bonds, profit participating notes, and other equity investments are discount rates. Significant increases (decreases) in discount rates would result in a significantly lower (higher) fair value measurements.
The significant unobservable inputs used in the fair value measurement of real estate are discount rates and capitalization rates. Significant increases (decreases) in any discount rates or capitalization rates in isolation would result in a significantly lower (higher) fair value measurement.
The significant unobservable inputs used in the fair value measurement of convertible securities are discount rates, price-to-earnings multiple and total book value multiple. Significant increases (decreases) in any discount rates would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in any price-to-earnings multiple or total book value multiple in isolation would result in a significantly higher (lower) fair value measurement.
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
Certain liabilities are valued using the NAV per share equivalent calculated by the investment manager as a practical expedient to determining an independent fair value.
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
    Credit Investments
The majority of investments in Apollo’s credit funds are valued based on third party vendor prices and/or quoted market prices and valuation models. Quoted market prices are valued based on the average of the “bid” and the “ask” quotes provided by multiple brokers wherever possible without any adjustments. Apollo will designate certain brokers to use to value specific securities. In order to determine the designated brokers, Apollo considers the following: (i) brokers with which Apollo has previously transacted, (ii) the underwriter of the security and (iii) active brokers indicating executable quotes. In addition, when valuing a security based on broker quotes wherever possible Apollo tests the standard deviation amongst the quotes received and the variance between the concluded fair value and the value provided by a pricing service. When broker quotes are not available Apollo considers the use of pricing service quotes or other sources to mark a position. When relying on a pricing service as a primary source, Apollo (i) analyzes how the price has moved over the measurement period, (ii) reviews the number of brokers included in the pricing service’s population, if available, and (iii) validates the valuation levels with Apollo’s pricing team and traders.
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
    Private Equity Investments
The majority of the illiquid investments within our private equity funds are valued using the market approach, which provides an indication of fair value based on a comparison of the subject company to comparable publicly traded companies and transactions in the industry. The income approach is also used when cash flows can be reasonably estimated.
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
8. OTHER ASSETS
Other assets consisted of the following:

	As of December 31, 2021	As of December 31, 2020
Fixed assets	$256,252	$191,853
Less: Accumulated depreciation and amortization	(130,072)	(111,821)
Fixed assets, net	126,180	80,032
Deferred equity-based compensation(1)	282,900	137,777
Prepaid expenses	57,765	46,639
Intangible assets, net	14,846	23,586
Tax receivables	30,334	42,979
Other	73,876	33,950
Total Other Assets	$585,901	$364,963
(1)Deferred equity-based compensation relates to the value of equity-based awards that have been or are expected to be granted in connection with the settlement of certain profit sharing arrangements. A corresponding amount for awards expected to be granted of $210.6 million and $114.6 million, as of December 31, 2021 and 2020, respectively, is included in other liabilities on the consolidated statements of financial condition.
Depreciation expense was $18.6 million, $11.4 million and $9.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is presented as a component of general, administrative and other expense in the consolidated statements of operations.
Intangible assets, net consists of the following:

	As of December 31,
	2021	2020
Intangible assets/management contracts	$272,542	$272,572
Accumulated amortization	(257,696)	(248,986)
Intangible assets, net	$14,846	$23,586
The changes in intangible assets, net consist of the following and includes approximately $1.8 million of indefinite-lived intangible assets as of December 31, 2021 and 2020, respectively.

	For the Years Ended December 31,
	2021	2020	2019
Balance, beginning of year	$23,586	$20,615	$18,899
Amortization expense	(8,740)	(7,431)	(6,159)
Acquisitions / additions	—	10,402	7,875
Balance, end of year	$14,846	$23,586	$20,615

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
Expected amortization of these intangible assets for each of the next 5 years and thereafter is as follows:

	2022	2023	2024	2025	2026	Thereafter	Total
Amortization of intangible assets	$6,610	$4,818	$1,388	$20	$20	$230	$13,086
There was no impairment of indefinite lived intangible assets as of December 31, 2021 and 2020.
9. LEASES
Apollo has operating leases for office space, data centers, and certain equipment under various lease agreements.
The table below presents operating lease expenses recorded in general, administrative and other in the consolidated statements of operations.

	For the Years Ended December 31,
	2021	2020	2019
Operating lease cost	$48,661	$46,483	42,680
The following table presents supplemental cash flow information related to operating leases:

	For the Years Ended December 31,
	2021	2020	2019
Operating cash flows for operating leases	$31,802	$27,452	30,626
As of December 31, 2021, the Company’s total lease payments by maturity are presented in the following table:

Operating Lease Payments
2022	$54,420
2023	56,633
2024	53,975
2025	52,044
2026	47,284
Thereafter	329,964
Total lease payments	$594,320
Less imputed interest	(89,114)
Present value of lease payments	$505,206
The Company has undiscounted future operating lease payments of $177.2 million related to leases that have not commenced that were entered into as of December 31, 2021. Such lease payments are not yet included in the table above or the Company’s consolidated statements of financial condition as lease assets and lease liabilities. These operating leases are anticipated to commence in 2022 with lease terms of approximately 16 years.
Supplemental information related to leases is as follows:

	As of December 31, 2021	As of December 31, 2020
Weighted average remaining lease term (in years)	12.3	13.6
Weighted average discount rate	2.7%	3.1%
10. INCOME TAXES
The Company’s income tax (provision) benefit totaled $(594.4) million, $(87.0) million and $129.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company’s effective income tax rate was 12.2%, 15.7% and (9.2)% for the years ended December 31, 2021, 2020 and 2019, respectively. The Company had significant movement in its

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
effective income tax rate from December 31, 2019 to December 31, 2020 primarily due to the Conversion that occurred on September 5, 2019. Prior to the Conversion, a portion of the investment income, performance allocations and principal investment income earned by the Company was not subject to corporate-level tax in the United States. Subsequent to the Conversion generally all of the income it earns from the AOG entities is subject to U.S. corporate income tax. The Company’s effective tax rates for December 31, 2020 and December 31, 2021 reflect a corporate structure with income allocated to Non-Controlling Interests.
The provision for income taxes is presented in the following table:

	For the Years Ended December 31,
	2021	2020	2019
Current:
Federal income tax	$83,201	$21,039	$1,973
Foreign income tax(1)	32,530	24,926	10,792
State and local income tax	3,562	5,389	3,408
Subtotal	119,293	51,354	16,173
Deferred:
Federal income tax	422,561	9,109	(120,457)
Foreign income tax(1)	(946)	42	128
State and local income tax	53,471	26,461	(24,838)
Subtotal	475,086	35,612	(145,167)
Total Income Tax Provision (Benefit)	$594,379	$86,966	$(128,994)
(1)The foreign income tax provision was derived from $211.7 million, $115.9 million and $44.7 million of pre-tax income generated in foreign jurisdictions for the years ended December 31, 2021, 2020 and 2019, respectively.
The following table reconciles the U.S. Federal statutory tax rate to the effective income tax rate:

	For the Years Ended December 31,
	2021	2020	2019
U.S. Federal Statutory Tax Rate	21.0%	21.0%	21.0%
Income Passed Through to Non-Controlling Interests	(10.4)	(12.2)	(10.7)
Income Passed Through to Class A Shareholders	—	—	(2.7)
State and Local Income Taxes (net of Federal Benefit)	0.8	3.8	1.1
Impact of Corporate Conversion	—	0.9	(16.7)
Impact of Foreign Taxes (net of Foreign Tax Credit)	0.3	2.3	0.5
Impact of Equity-Based Compensation	0.5	(1.2)	(0.9)
Other	—	1.1	(0.8)
Effective Income Tax Rate	12.2%	15.7%	(9.2)%
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated statements of financial condition. Temporary differences result in taxable or deductible amounts in future years.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The Company’s deferred tax assets and liabilities in the consolidated statements of financial condition consist of the following:

	As of December 31,
	2021	2020
Deferred Tax Assets:
Depreciation and amortization	$507,594	$273,545
Net operating loss carryforwards	1,414	4,026
Deferred Revenue	5,981	3,329
Equity-based compensation	62,618	14,243
Foreign tax credit	—	5,854
Basis difference in investments	—	204,653
Other	39,805	33,894
Total Deferred Tax Assets	617,412	539,544
Deferred Tax Liabilities:
Basis difference in investments	192,538	—
Other	742	300
Total Deferred Tax Liabilities	193,280	300
Total Deferred Tax Assets, Net	$424,132	$539,244
As of December 31, 2021, the Company had no federal net operating loss (“NOL”) carryforward and $24.6 million of state and local net operating loss carryforwards, any unused portion of which will expire in 2035. The Company had no foreign tax credit carryforwards as of December 31, 2021.
The Company considered its historic and current year earnings, business forecasts, enacted tax law, and other sources of income in evaluating whether a valuation allowance should be established on deferred tax assets. The Company concluded that it is more likely than not that its deferred tax assets will be realized, and no valuation allowance was needed as of December 31, 2021.
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
The primary jurisdictions in which the Company operates and incurs income taxes are the United States and the United Kingdom. There are no unremitted earnings with respect to the United Kingdom and other foreign entities.
In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. As of December 31, 2021, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2018 through 2020 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax returns of the Company and certain subsidiaries for the 2019 tax year. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2018. The United Kingdom and India tax authorities are currently examining certain subsidiaries’ tax returns for tax year 2017. No provisions with respect to these examinations have been recorded.
The Company records deferred tax assets as a result of the step-up in the tax basis of assets, including intangibles resulting from exchanges of AOG Units for Class A Common Stock by the Former Managing Partners and Contributing Partners. A related liability is recorded in “Due to Related Parties” in the consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among AGM Inc & subsidiaries, the Former Managing Partners, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 15). The benefit the Company obtains from the difference in the tax asset recognized and the related liability results in an increase to additional paid in capital. The amortization period for the portion of the increase in tax basis related to intangibles is

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
15 years. The realization of the remaining portion of the increase in tax basis relates to the disposition of the underlying assets to which the step-up is attributed. The associated deferred tax assets reverse at the time of the corresponding asset disposition.
The table below presents the impact to the deferred tax asset, tax receivable agreement liability and additional paid in capital related to the exchange of AOG Units for Class A shares.

Exchange of AOG Units for Class A Common Stock	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Year Ended December 31, 2021	$346,896	$287,917	$58,979
For the Year Ended December 31, 2020	$86,864	$68,801	$28,904
On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, contains numerous income tax provisions. The provisions of the CARES Act have not had a material impact on the Company’s consolidated financial statements or related disclosures.
11. DEBT
Debt consisted of the following:

	As of December 31, 2021				As of December 31, 2020
	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate	Outstanding Balance	Fair Value		Annualized Weighted Average Interest Rate
2024 Senior Notes(1)	$498,469	$530,052	(4)	4.00%	$497,817	$553,633	(4)	4.00%
2026 Senior Notes(1)	497,730	553,055	(4)	4.40	497,217	581,898	(4)	4.40
2029 Senior Notes(1)	674,786	777,703	(4)	4.87	674,757	804,768	(4)	4.87
2030 Senior Notes(1)	494,928	506,094	(4)	2.65	494,375	513,362	(4)	2.65
2039 Senior Secured Guaranteed Notes(1)	317,985	369,041	(5)	4.77	317,042	376,472	(5)	4.77
2048 Senior Notes(1)	296,757	397,191	(4)	5.00	296,633	379,953	(4)	5.00
2050 Subordinated Notes(1)	296,675	308,687	(4)	4.95	296,557	307,500	(4)	4.95
Secured Borrowing I(2)	—	—		—	19,526	19,527	(3)	1.84
Secured Borrowing II(2)	19,334	19,239	(3)	1.70	20,767	20,773	(3)	1.71
2016 AMI Term Facility I(2)	19,186	19,186	(3)	1.30	20,608	20,608	(3)	1.30
2016 AMI Term Facility II(2)	18,546	18,546	(3)	1.40	19,922	19,922	(3)	1.40
Total Debt	$3,134,396	$3,498,794			$3,155,221	$3,598,416
(1)Includes amortization of note discount, as applicable. Outstanding balance is presented net of unamortized debt issuance costs:

	As of December 31, 2021	As of December 31, 2020
2024 Senior Notes	$1,289	$1,841
2026 Senior Notes	2,076	2,545
2029 Senior Notes	4,635	5,282
2030 Senior Notes	3,824	4,231
2039 Senior Secured Guaranteed Notes	7,015	7,958
2048 Senior Notes	2,960	3,073
2050 Subordinated Notes	3,325	3,443
Total	$25,124	$28,373

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
The Secured Borrowings consist of obligations through repurchase agreements redeemable at maturity with third party lenders. The Secured Borrowing I facility was fully repaid as of December 31, 2021. The remaining maturity of Secured Borrowing II is 10.3 years.
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
AMH Credit Facility—On November 23, 2020, AMH as the Borrower entered into a new credit agreement (the “AMH Credit Facility”) with the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent for the lenders. The AMH Credit Facility refinanced the 2018 AMH Credit Facility listed below. The AMH Credit Facility provides for a $750 million revolving credit facility to the Borrower with a final maturity date of November 23, 2025. The AMH Credit Facility is to remain available until its maturity, and any undrawn revolving commitments bear a commitment fee. The interest rate on the AMH Credit Facility is based on various reference interest rates, including USD London Inter-Bank Offered Rate (“LIBOR”), and the applicable margin for USD LIBOR as of December 31, 2021 was 1.00%. The commitment fee on the $750 million undrawn AMH Credit Facility as of December 31, 2021 was 0.09%.
Borrowings under the AMH Credit Facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. The Borrower may incur incremental facilities in respect of the AMH Credit Facility in an aggregate amount not to exceed $250 million plus additional amounts so long as the Borrower is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. As of December 31, 2021, the AMH Credit Facility was undrawn.
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
As of December 31, 2021, the indentures governing the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2048 Senior Notes and the 2050 Subordinated Notes (the “Indentures”) include covenants that restrict the ability of AMH and, as applicable, the guarantors of the notes under the Indentures to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries, or merge, consolidate or sell, transfer or lease assets. The Indentures also provide for customary events of default.
As of December 31, 2021, the indenture governing the 2039 Senior Secured Guaranteed Notes includes a series of covenants and restrictions customary for transactions of this type, including covenants that (i) require the Issuer to maintain specified reserve accounts to be used to make required payments in respect of the 2039 Senior Secured Guaranteed Notes, (ii) relate to prepayments and related payments of specified amounts, including specified make-whole payments under certain circumstances and (iii) relate to recordkeeping, access to information and similar matters.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The following table presents the interest expense incurred related to the Company’s debt:

	For the Years Ended December 31,
	2021	2020	2019
Interest Expense:(1)
2018 AMH Credit Facility	$—	$1,215	$1,277
AMH Credit Facility	1,301	73	—
2024 Senior Notes	20,652	20,652	20,652
2026 Senior Notes	22,513	22,513	22,513
2029 Senior Notes	32,916	32,916	27,743
2030 Senior Notes	13,845	7,888	—
2039 Senior Secured Guaranteed Notes	16,445	16,445	9,182
2048 Senior Notes	15,124	15,124	15,124
2050 Subordinated Notes	14,968	14,970	586
AMI Term Facilities/ Secured Borrowings	1,326	1,443	1,292
Total Interest Expense	$139,090	$133,239	$98,369
(1)Debt issuance costs incurred are amortized into interest expense over the term of the debt arrangement, as applicable.
The table below presents the contractual maturities for the Company's debt arrangements as of December 31, 2021:

	2022	2023	2024	2025	2026	Thereafter	Total
2024 Senior Notes	$—	$—	$500,000	$—	$—	$—	$500,000
2026 Senior Notes	—	—	—	—	500,000	—	500,000
2029 Senior Notes	—	—	—	—	—	675,000	675,000
2030 Senior Notes	—	—	—	—	—	500,000	500,000
2039 Senior Secured Guaranteed Notes	—	—	—	—	—	325,000	325,000
2048 Senior Notes	—	—	—	—	—	300,000	300,000
2050 Subordinated Notes	—	—	—	—	—	300,000	300,000
Secured Borrowing II	—	—	—	—	—	19,334	19,334
2016 AMI Term Facility I	—	—	—	19,186	—	—	19,186
2016 AMI Term Facility II	—	18,546	—	—	—	—	18,546
Total Obligations as of December 31, 2021	$—	$18,546	$500,000	$19,186	$500,000	$2,119,334	$3,157,066

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
12. NET INCOME PER SHARE OF CLASS A COMMON STOCK
The table below presents basic and diluted net income per share of Class A Common Stock using the two-class method:

	Basic and Diluted
	For the Years Ended December 31,
	2021	2020		2019
Numerator:
Net Income Attributable to Apollo Global Management, Inc. Class A Common Stockholders	$1,801,835	$119,958		$806,537
Dividends declared on Class A Common Stock(1)	(500,286)	(530,576)		(417,386)
Dividends on participating securities(2)	(16,851)	(18,956)		(17,888)
Earnings allocable to participating securities	(54,283)	—	(3)	(17,343)
Undistributed income (loss) attributable to Class A Common Stockholders: Basic	1,230,415	(429,574)		353,920
Dilution effect on distributable income attributable to unvested RSUs	—	—		3,173
Undistributed income (loss) attributable to Class A Common Stockholders: Diluted	$1,230,415	$(429,574)		$357,093
Denominator:
Weighted average number of shares of Class A Common Stock outstanding: Basic	236,567,691	227,530,600		207,072,413
Dilution effect of unvested RSUs	—	—		1,676,111
Weighted average number of shares of Class A Common Stock outstanding: Diluted	236,567,691	227,530,600		208,748,524
Net Income per share of Class A Common Stock: Basic
Distributed Income	$2.10	$2.31		$2.02
Undistributed Income (Loss)	5.22	(1.87)		1.70
Net Income per share of Class A Common Stock: Basic	$7.32	$0.44		$3.72
Net Income per share of Class A Common Stock: Diluted(4)
Distributed Income	$2.10	$2.31		$2.01
Undistributed Income (Loss)	5.22	(1.87)		1.70
Net Income per share of Class A Common Stock: Diluted	$7.32	$0.44		$3.71
(1)See note 14 for information regarding the quarterly dividends declared and paid during 2021, 2020 and 2019.
(2)Participating securities consist of vested and unvested RSUs that have rights to dividends and unvested restricted shares.
(3)No allocation of undistributed losses was made to the participating securities as the holders do not have a contractual obligation to share in the losses of the Company with Class A Common Stockholders.
(4)For the years ended December 31, 2021 and 2020, all of the classes of securities were determined to be anti-dilutive. For the year ended December 31, 2019, unvested RSUs were determined to be dilutive, and were accordingly included in the diluted earnings per share calculation. For the year ended December 31, 2019, the share options, AOG Units and participating securities were determined to be anti-dilutive and were accordingly excluded from the diluted earnings per share calculation.
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
Certain holders of AOG Units were subject to the transfer restrictions set forth in the agreements with the respective holders and could, upon notice (subject to the terms of an exchange agreement), exchange their AOG Units for shares of Class A Common Stock on a one-for-one basis. Such AOG Unit holders were required to exchange one unit in each of the Apollo Operating Group partnerships or limited liability companies to effectuate an exchange for one share of Class A Common Stock. Concurrently with the closing of the Mergers, each outstanding AOG Unit, other than those held indirectly by AAM and those held indirectly by Athene, was exchanged for one AGM Share.
Prior to December 31, 2021, Apollo Global Management, Inc. had one share of Class B Common Stock outstanding, which was held by BRH Holdings GP, Ltd. (“BRH”). The voting power of the share of Class B Common Stock was reduced on a one vote per one AOG Unit basis in the event of an exchange of AOG Units for shares of Class A Common Stock, subject to the terms of the AGM Inc. Certificate of Incorporation. The Class B Common Stock had no net income (loss) per share as it did not participate in Apollo’s earnings (losses) or dividends. The Class B Common Stock had no dividend rights and only a de minimis liquidation right. The Class B Common Stock represented 0.0%, 47.2% and 44.7% of the total voting power of the Company’s Class A Common Stock and Class B Common Stock with respect to the limited matters upon which they were entitled to vote together as a single class pursuant to the Company’s governing documents as of December 31, 2021, 2020 and 2019, respectively. On December 31, 2021, the sole outstanding Class B share was exchanged for 10 Class A shares, which were subsequently exchanged into 10 AGM Shares in the AAM Merger on January 1, 2022.
The following table summarizes the anti-dilutive securities.

	For the Years Ended December 31,
	2021	2020	2019
Weighted average vested RSUs	1,725,294	479,603	430,748
Weighted average unvested RSUs	7,783,549	7,882,039	N/A
Weighted average unexercised options	—	—	152,084
Weighted average AOG Units outstanding(1)	166,601,194	175,303,111	195,124,877
Weighted average unvested restricted shares	927,991	1,129,452	959,069
(1)Excludes AOG Units owned by Athene. Athene could only redeem their AOG Units by selling to Apollo or to a different buyer with Apollo’s agreement as detailed in the Liquidity Agreement (see note 15). As these AOG Units were not convertible into shares of Class A Common Stock, they were excluded when calculating diluted net income per share.
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
RSUs
The Company has granted RSUs under the Equity Plan. The fair value of all grants is based on the grant date fair value, which considers the public share price of the Company’s Class A Common Stock subject to certain discounts, as applicable. The following table summarizes the weighted average discounts for Plan Grants, Bonus Grants and Performance Grants.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Years Ended December 31,
	2021	2020	2019
Plan Grants:
Discount for the lack of distributions until vested(1)	—%	0.1%	18.7%
Marketability discount for transfer restrictions(2)	12.7%	9.4%	4.9%
Bonus Grants:
Marketability discount for transfer restrictions(2)	3.5%	3.0%	4.1%
Performance Grants:
Discount for the lack of distributions until vested(1)	7.3%	8.7%	14.0%
Marketability discount for transfer restrictions(2)	5.6%	9.2%	5.9%
(1)    Based on the present value of a growing annuity calculation.
(2)    Based on the Finnerty Model calculation.
The estimated total grant date fair value for Plan Grants and Bonus Grants is charged to compensation expense on a straight-line basis over the vesting period, which for Plan Grants is generally one to six years, with the first installment vesting one year after grant and quarterly vesting thereafter, and for Bonus Grants is generally annual vesting over three years. Included in the Plan Grants are the Company’s one-time grants of fully-vested awards.
During the year ended December 31, 2021 and December 31, 2020, the Company awarded Performance Grants of 2.7 million and 2.2 million RSUs to certain employees with a grant date fair value of $142.7 and $86.6 million, respectively, which vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation. During the year ended December 31, 2020, the Company modified Plan Grants of 0.5 million RSUs with a grant date fair value of $15.6 million to Performance Grants of 0.5 million RSUs. The modification did not result in a change to the grant date fair value of the awards, as performance conditions that impact vesting are not considered in the determination of the fair value of an award and the award is otherwise expected to vest under the original terms. During the year ended December 31, 2021, there were no modifications of Plan Grants. In accordance with U.S. GAAP, equity-based compensation expense for these types of Performance Grants will be recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable.
The Company also awarded certain Performance Grants based on whether year-over-year growth in certain discretionary earnings metrics were attained prior to grant and they remained employed at the grant date. Once granted, the awards vest subject to continued employment and the Company’s receipt of performance revenues sufficient to cover the associated equity-based compensation expense. In connection with these agreements, the Company granted 0.2 million RSUs with a grant date fair value of $7.5 million that fully vested and were expensed during the year ended December 31, 2021, and granted 0.3 million RSUs with a grant date fair value of $11.7 million that were fully vested and were expensed during the year ended December 31, 2020.
Additionally, the Company awarded the Co-Presidents Performance Grants of 2.0 million RSUs with a grant date fair value of $125.5 million which vest on a cliff basis subject to continued employment over five years and the Company’s achievement of fee related earnings and spread related earnings per share targets.
The following table summarizes the equity-based compensation expense recognized relating to Performance Grants:

	For the Years Ended December 31,
	2021	2020	2019
Equity-based compensation	$103,694	$96,750	$71,438
The grant date fair value of all RSU grants made during the years ended December 31, 2021, 2020 and 2019 was $1.6 billion, $192.5 million and $121.4 million, respectively. Included in the December 31, 2021 grant date fair value is $906.5 million related to fully-vested one-time grants in connection with the Company’s compensation reset and were expensed immediately as they did not require future service.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The following table presents the actual forfeiture rates and equity-based compensation expense recognized:

	For the Years Ended December 31,
	2021	2020	2019
Actual forfeiture rate	0.7%	6.9%	2.1%
Equity-based compensation	1,130,797	173,199	146,096
The following table summarizes RSU activity:

	Unvested		Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2021	8,978,393		$31.89	1,833,332	10,811,725	(1)
Granted	11,406,160		60.82	14,822,465	26,228,625
Forfeited	(224,195)		44.03	(12,134)	(236,329)
Vested	(4,731,942)		36.57	4,731,942	—
Issued	—		—	(5,399,054)	(5,399,054)
Balance at December 31, 2021	15,428,416	(2)	$51.67	15,976,551	31,404,967	(1)
(1)Amount excludes RSUs which have vested and have been issued in the form of Class A Common Stock.
(2)Includes 6,534,295 Performance Grant RSUs, 1,971,086 Bonus Grant RSUs and 6,923,035 Plan Grant RSUs.
As of December 31, 2021, there was of $640.9 million total unrecognized equity-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average term of 3.4 years.
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
The fair value of restricted share award grants made during the years ended December 31, 2021, 2020 and 2019 was $152.1 million, $30.7 million and $11.1 million, respectively.
The following table presents the actual forfeiture rates and equity-based compensation expense recognized:

	For the Years Ended December 31,
	2021	2020	2019
Actual forfeiture rate	—%	3.6%	0.8%
Equity-based compensation	$30,240	$25,846	$17,095
The following table summarizes the restricted share award activity:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of Restricted Share Awards Outstanding
Balance at January 1, 2021	759,252	$41.52	—	759,252
Granted	1,188,207	68.34	1,037,738	2,225,945
Forfeited	—	—	—	—
Vested	(477,458)	39.89	477,458	—
Issued	—	60.62	(477,458)	(477,458)
Balance at December 31, 2021	1,470,001	$63.73	1,037,738	2,507,739

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
As of December 31, 2021, there was $72.0 million of total unrecognized equity-based compensation expense related to unvested restricted share awards, which is expected to be recognized over a weighted-average term of 2.2 years.
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
The following table summarizes the management fees, equity-based compensation expense, and actual forfeiture rates for the ARI Awards:

	For the Years Ended December 31,
	2021	2020	2019
Management fees	$14,726	$10,134	$16,697
Equity-based compensation	$14,726	$10,134	$16,697
Actual forfeiture rate	1.2%	1.0%	1.2%
The following table summarizes activity for the ARI Awards that were granted to certain of the Company’s employees:

	ARI Awards Unvested		Weighted Average Grant Date Fair Value	ARI Awards Vested	Total Number of ARI Awards Outstanding
Balance at January 1, 2021	2,529,025		$13.81	952,751	3,481,776
Granted	1,323,487		13.20	—	1,323,487
Forfeited	(44,891)		13.69	—	(44,891)
Delivered	—		11.03	(1,023,308)	(1,023,308)
Vested	(1,206,452)		14.97	1,206,452	—
Balance at December 31, 2021	2,601,169	(1)	$12.98	1,135,895	3,737,064
(1)ARI Awards are expected to vest over the next 2.4 years.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The following table summarizes activity for the AINV Awards that were granted to certain of the Company’s employees:

	AINV Unvested RSUs		Weighted Average Grant Date Fair Value	AINV RSUs Vested	Total Number of AINV Awards Outstanding
Balance at January 1, 2021	298,601		11.32	134,189	432,790
Granted	145,190		12.71	—	145,190
Forfeited	—		—	—	—
Delivered	—		13.83	(206,784)	(206,784)
Vested	(209,679)		11.98	209,679	—
Balance at December 31, 2021	234,112	(1)	11.60	137,084	371,196
(1)AINV Awards are expected to vest over the next 2.2 years.
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
Below is a reconciliation of the equity-based compensation allocated to AGM Inc.:

	For the Year Ended December 31, 2021
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, Inc.
RSUs, share options and restricted share awards	$1,160,235	—%	$—	$1,160,235
Other equity-based compensation awards	20,428	42.6	8,704	11,724
Total equity-based compensation	$1,180,663		8,704	1,171,959
Less other equity-based compensation awards(2)			(8,704)	(20,376)
Capital increase related to equity-based compensation			$—	$1,151,583

	For the Year Ended December 31, 2020
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, Inc.
RSUs, share options and restricted share awards	$197,072	—%	$—	$197,072
Other equity-based compensation awards	16,068	47.1	7,575	8,493
Total equity-based compensation	$213,140		7,575	205,565
Less other equity-based compensation awards(2)			(7,575)	(31,733)
Capital increase related to equity-based compensation			$—	$173,832

	For the Year Ended December 31, 2019
	Total Amount	Non-Controlling Interest % in Apollo Operating Group	Allocated to Non-Controlling Interest in Apollo Operating Group(1)	Allocated to Apollo Global Management, Inc.
RSUs, share options and restricted share awards	$161,995	—%	$—	$161,995
Other equity-based compensation awards	27,653	44.7	12,355	15,298
Total equity-based compensation	$189,648		12,355	177,293
Less other equity-based compensation awards(2)			(12,355)	(30,575)
Capital increase related to equity-based compensation			$—	$146,718
(1)Calculated based on average ownership percentage for the period considering issuances of Class A shares or Class A Common Stock, as applicable, during the period.
(2)Includes equity-based compensation reimbursable by certain funds.
14. EQUITY
Common Stock
As a result of the Conversion, (i) each Class A share converted into one share of Class A Common Stock (ii) the Class B share converted into one share of Class B Common Stock and (iii) the Former Manager was granted one issued and outstanding, fully paid and nonassessable share of Class C Common Stock, which bestowed to its holder certain management rights over the Company.
Prior to the merger with Athene, on December 31, 2021, the one share of Class B Common Stock and the one share of Class C Common Stock were exchanged for 10 shares each of Class A Common Stock, which were subsequently exchanged into 10 AGM shares each in the AAM Merger on January 1, 2022. Both the Class B Common Stock and Class C Common Stock were subsequently cancelled. The Company had no Class B or Class C Common Stock outstanding as of December 31, 2021.
Holders of Class A Common Stock are entitled to participate in dividends from the Company on a pro rata basis.
During the years ended December 31, 2021, 2020 and 2019, the Company issued shares of Class A Common Stock in settlement of vested RSUs. The Company has generally allowed holders of vested RSUs and exercised share options to settle their tax liabilities by reducing the number of shares of Class A Common Stock issued to them, which the Company refers to as “net share settlement.” Additionally, the Company has generally allowed holders of share options to settle their exercise price by reducing the number of shares of Class A Common Stock issued to them at the time of exercise by an amount sufficient to cover the exercise price. The net share settlement results in a liability for the Company and a corresponding accumulated deficit adjustment.
In January 2019, Apollo increased its authorized share repurchase amount by $250 million, bringing the total authorized repurchase amount to $500 million. On March 12, 2020, Apollo announced that the executive committee of the Company’s board of directors approved a new share repurchase authorization that allows the Company to repurchase up to $500 million of its Class A common stock. This new authorization increased the Company’s capacity to repurchase shares from $80 million of unused capacity under the Company’s previously approved share repurchase plan authorization. The share repurchase plan authorization could be used to repurchase outstanding shares of Class A Common Stock as well as to reduce the number of shares of Class A Common Stock to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under the Equity Plan (or any successor equity plan thereto).

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The table below summarizes the issuance of shares of Class A Common Stock for equity-based awards:

	For the Years Ended December 31,
	2021	2020	2019
Shares of Class A Common Stock issued in settlement of vested RSUs and share options exercised(1)	5,399,054	4,897,743	4,640,072
Reduction of shares of Class A Common Stock issued(2)	(2,368,832)	(2,082,934)	(1,854,313)
Shares of Class A Common Stock purchased related to share issuances and forfeitures(3)	(275,655)	581,828	14,051
Issuance of shares of Class A Common Stock for equity-based awards	2,754,567	3,396,637	2,799,810
(1)The gross value of shares issued was $316.0 million, $226.6 million and $148.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, based on the closing price of a Class A Common Stock at the time of issuance.
(2)Cash paid for tax liabilities associated with net share settlement was $140.6 million, $96.6 million and $56.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(3)Certain Apollo employees receive a portion of the profit sharing proceeds of certain funds in the form of (a) restricted Class A Common Stock of AGM Inc. that they are required to purchase with such proceeds or (b) RSUs, in each case which equity-based awards generally vest over three years. These equity-based awards are granted under the Company's 2007 Equity Plan. To prevent dilution on account of these awards, Apollo may, in its discretion, repurchase Class A Common Stock on the open market and retire them. During the years ended December 31, 2021, 2020 and 2019, we issued 1,188,207, 636,425 and 289,714 of such restricted shares and 275,655, 168,591 and 102,089 of such RSUs under the 2007 Equity Plan, respectively, and repurchased 1,463,862, 19,549 and 265,113 Class A Common Stock in open-market transactions not pursuant to a publicly-announced repurchase plan or program, respectively. In addition, there were 0, 54,597 and 10,550 restricted shares forfeited during the years ended December 31, 2021, 2020 and 2019, respectively.
Additionally, during the years ended December 31, 2021, 2020 and 2019, 3,370,851, 2,735,546 and 3,453,901 shares of Class A Common Stock were repurchased in open market transactions as part of the publicly announced share repurchase program discussed above, respectively, and such shares were subsequently canceled by the Company. The Company paid $208.0 million, $90.7 million and $102.4 million for these open market share repurchases during the years ended December 31, 2021, 2020 and 2019, respectively.
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
As a result of the Conversion, (i) each Series A Preferred share representing limited liability company interests of AGM LLC outstanding immediately prior to 12:01 a.m. Eastern Time on September 5, 2019 (the “Effective Time”) converted into one issued and outstanding, fully paid and nonassessable share of Series A Preferred Stock, having a liquidation preference of $25.00 per share, of the Company and (ii) each Series B Preferred share representing limited liability company interests of AGM LLC outstanding immediately prior to the Effective Time converted into one issued and outstanding, fully paid and nonassessable share of Series B Preferred Stock, having a liquidation preference of $25.00 per share, of the Company (the Series A Preferred Stock and the Series B Preferred Stock collectively, the “Preferred Stock”).
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Dividend Declaration Date	Dividend per share of Class A Common Stock	Payment Date	Dividend to Class A Common Stockholders	Distribution to Non-Controlling Interest Holders in the Apollo Operating Group		Total Distributions from Apollo Operating Group	Distribution Equivalents on Participating Securities
January 31, 2019	$0.56	February 28, 2019	$113.3	$113.3		$226.6	$5.0
N/A	—	April 12, 2019	—	45.4	(1) (2)	45.4	—
May 2, 2019	0.46	May 31, 2019	92.2	93.0		185.2	4.1
July 31, 2019	0.50	August 30, 2019	100.4	101.0		201.4	4.4
N/A	—	August 15, 2019	—	4.1	(2)	4.1	—
N/A	—	September 26, 2019	—	17.8	(2)	17.8	—
October 31, 2019	0.50	November 29,2019	111.5	90.1		201.6	4.4
For the Year Ended December 31, 2019	$2.02		$417.4	$464.7		$882.1	$17.9
January 30, 2020	$0.89	February 28, 2020	$205.6	$155.6		$361.2	$7.2
N/A	—	April 15, 2020	—	43.0	(1)	43.0	—
May 1, 2020	0.42	May 29, 2020	96.2	85.7		181.9	3.6
July 30, 2020	0.49	August 31, 2020	112.1	100.0		212.1	4.0
October 29, 2020	0.51	November 30, 2020	116.7	104.0		220.7	4.1
For the Year Ended December 31, 2020	$2.31		$530.6	$488.3		$1,018.9	$18.9
February 3, 2021	$0.60	February 26, 2021	$139.2	$121.4		$260.6	$5.1
N/A	—	April 14, 2021	—	41.8	(1) (2)	41.8	—
May 4, 2021	0.50	May 28, 2021	115.5	100.9		216.4	4.0
N/A	—	June 15, 2021	—	19.5	(2)	19.5	—
August 4, 2021	0.50	August 31, 2021	122.0	94.4		216.4	3.9
N/A	—	September 15, 2021	—	24.1	(2)	24.1	—
November 2, 2021	0.50	November 30, 2021	123.6	93.1		216.7	3.9
N/A	—	December 15, 2021	—	23.2	(2)	23.2	—
For the Year Ended December 31, 2021	$2.10		$500.3	$518.4		$1,018.7	$16.9
(1)    On April 12, 2019, April 15, 2020 and April 14, 2021 the Company made $0.18, $0.21 and $0.15 per AOG Unit pro rata distribution, respectively, to the Non-Controlling Interest holders in the Apollo Operating Group, in connection with taxes and payments made under the tax receivable agreement. See note 15 for more information regarding the tax receivable agreement.
(2)    On April 12, 2019, August 15, 2019 and September 26, 2019, the Company made a $0.04, $0.02 and $0.10 per AOG Unit pro rata distribution, respectively, to the Non-Controlling Interest holders in the Apollo Operating Group, in connection with U.S. corporate tax payments. On April 14, 2021, June 15, 2021, September 15, 2021, and December 15, 2021, the Company made a $0.03, $0.08, $0.10, and $0.13 per AOG Unit pro rata distribution, respectively, to the Non-Controlling Interest holders in the Apollo Operating Group, in connection with U.S. corporate tax payments.
Non-Controlling Interests
As discussed in note 1, in 2020, Athene Holding acquired 29,154,519 non-voting equity interests of the Apollo Operating Group, which as of December 31, 2021 represented a 6.7% economic interest in the Apollo Operating Group. The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income and comprehensive income attributable to Non-Controlling Interests consisted of the following:

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	For the Years Ended December 31,
	2021	2020	2019
Net income attributable to Non-Controlling Interests in consolidated entities:
Interest in management companies and a co-investment vehicle(1)	$6,138	$3,386	$4,755
Other consolidated entities	411,554	114,992	25,749
Net income attributable to Non-Controlling Interests in consolidated entities	$417,692	$118,378	$30,504

Net income attributable to Non-Controlling Interests in the Apollo Operating Group:
Net income	$4,267,895	$466,802	$1,536,843
Net income attributable to Non-Controlling Interests in consolidated entities	(417,692)	(118,378)	(30,504)
Net income after Non-Controlling Interests in consolidated entities	3,850,203	348,424	1,506,339
Adjustments:
Income tax provision (benefit)(2)	594,379	86,966	(128,994)
NYC UBT and foreign tax benefit(3)	(32,516)	(26,549)	(15,890)
Net income (loss) in non-Apollo Operating Group entities	(5,385)	(13,571)	51,030
Series A Preferred Stock Dividends	(17,531)	(17,531)	(17,531)
Series B Preferred Stock Dividends	(19,125)	(19,125)	(19,125)
Total adjustments	519,822	10,190	(130,510)
Net income after adjustments	4,370,025	358,614	1,375,829
Weighted average ownership percentage of Apollo Operating Group	45.1%	47.1%	48.4%
Net income attributable to Non-Controlling Interests in Apollo Operating Group	$2,011,712	$191,810	$663,146

Net income attributable to Non-Controlling Interests	$2,429,404	$310,188	$693,650
Other comprehensive income (loss) attributable to Non-Controlling Interests	(28,730)	38,113	(7,496)
Comprehensive Income Attributable to Non-Controlling Interests	$2,400,674	$348,301	$686,154
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
Redeemable Non-Controlling Interests
As discussed in note 2, redeemable non-controlling interests represent the shares issued by APSG, APSG II and Acropolis, the consolidated SPACs. The table below presents the activities associated with the redeemable non-controlling interests.

	For the Years Ended December 31,
	2021	2020
Balance at beginning of period	$782,702	$—
Net issuances of redeemable non-controlling interests	950,103	735,486
Accretion of redeemable non-controlling interests	37,229	47,216
Balance at end of period	$1,770,034	$782,702
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

	As of December 31, 2021	As of December 31, 2020
Due from Related Parties:
Due from credit funds(1)	$248,886	$183,992
Due from private equity funds	20,157	21,169
Due from real assets funds	46,832	28,231
Due from portfolio companies	66,960	80,122
Due from Contributing Partners, employees and former employees	106,755	148,869
Total Due from Related Parties	$489,590	$462,383
Due to Related Parties:
Due to Former Managing Partners and Contributing Partners(2)	$1,118,272	$310,230
Due to credit funds	22,042	34,280
Due to private equity funds	54,436	216,899
Due to real assets funds	27,652	47,060
Total Due to Related Parties	$1,222,402	$608,469
(1)Due from credit funds includes $47.8 million related to a receivable from a credit fund in connection with the Company’s sale of a platform investment to such fund during the year ended December 31, 2021. The amount is payable to the Company over five years and is held at fair value.
(2)Due to Former Managing Partners and Contributing Partners includes $569.6 million related to the purchase of limited partnership interests, payable over 13 equal quarterly installments beginning on January 1, 2022.
Tax Receivable Agreement
Subject to certain restrictions, prior to the Corporate Recapitalization, each of the Former Managing Partners and Contributing Partners had the right to exchange his vested AOG Units for the Company’s Class A Common Stock. The Apollo Operating Group entities have made, or will make, an election under Section 754 of the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which will result in an adjustment to the tax basis of the assets owned by the Apollo Operating Group at the time of the exchange. These exchanges resulted in increases in the basis of underlying assets that will reduce the amount of taxable gain or increase the amount of taxable loss that AGM Inc. and its subsidiaries will otherwise recognize in the future.
The tax receivable agreement (“TRA”) provides for the payment to the Former Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that AGM Inc. and its subsidiaries realizes as a result of the increases in tax basis of assets that resulted from the 2007 Reorganization, the Conversion, and other exchanges of AOG Units for Class A Common Stock that have occurred in prior years. AGM Inc. and its subsidiaries retain the benefit from the remaining 15% of actual cash tax savings. If the Company does not make the required annual payment on a timely basis as outlined in the TRA, interest is accrued on the balance until the payment date.
As a result of the exchanges of AOG Units for Class A Common Stock during the years ended December 31, 2021 and 2020 a $287.9 million and $68.8 million liability was recorded respectively, to estimate the amount of the future payments to be made by AGM Inc. and its subsidiaries to the Former Managing Partners and Contributing Partners pursuant to the TRA.
In April 2021, Apollo made a $39.9 million cash payment pursuant to the TRA resulting from the realized tax benefit for the 2020 tax year. In connection with this payment, the Company made a corresponding pro rata distribution of $34.7 million ($0.15 per AOG Unit) to the Non-Controlling Interest holders in the Apollo Operating Group. In April 2020, Apollo made a $48.2 million cash payment pursuant to the TRA resulting from the realized tax benefit for the 2019 tax year. In connection with this payment, the Company made a corresponding pro rata distribution of $43.0 million ($0.21 per AOG Unit) to the Non-Controlling Interest holders in the Apollo Operating Group.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
During the years ended December 31, 2021, 2020 and 2019, the Company remeasured the TRA liability and recorded other income (loss), net of $9.6 million, $12.4 million, and $(50.3) million respectively, in the consolidated statements of operations. The remeasurement of the TRA liability for the years ended December 31, 2021 and 2020 primarily relates to changes in estimated state and local tax rates. The remeasurement of the TRA liability for the year ended December 31, 2019 is primarily due to recognition of the tax receivable agreement in connection with the Conversion for prior exchanges of AOG Units for Class A Common Stock as well as changes in estimated state and local tax rates.
On March 9, 2021, the Company entered into a binding governance term sheet with the Former Managing Partners pursuant to which it agreed, among other things, to convert its corporate structure to a single class of common stock with one vote per share through a series of transactions (the “Corporate Recapitalization”). Pursuant to the governance term sheet, all AOG Units beneficially owned by each holder of AOG Units (other than the Company and Athene) would be transferred to a wholly-owned subsidiary of HoldCo and one or more of its affiliates in a series of transactions in exchange for (i) such number of shares of Class A common stock of HoldCo equal to the aggregate number of AOG Units beneficially owned by such AOG Unit owners as of immediately prior to the mandatory exchange (such AOG Units, the “Outstanding AOG Units”) and (ii) an aggregate amount in cash equal to the product of (a) number of Outstanding AOG Units multiplied by (b) $3.66, payable over a period of four years in equal quarterly installments (the “AOG Unit Payment”); provided, however, that in the event that the Company were to consummate the transactions contemplated by the Merger Agreement simultaneously with the mandatory exchange, the AOG Unit Payment would be payable over the period between the date on which the transactions contemplated by the Merger Agreement were consummated and the third anniversary of the Mandatory Exchange Date in equal quarterly installments (such transactions collectively, the “mandatory exchange”).
The term sheet also provided that the tax receivable agreement would not be applicable for the mandatory exchange, but would remain in effect for any exchanges occurring prior to the mandatory exchange date.
AOG Unit Payment
On December 31, 2021, holders of AOG Units (other than Athene and the Company) sold and transferred a portion of such AOG Units to APO Corp., a wholly-owned consolidated subsidiary of the Company, in exchange for an amount equal to $3.66 multiplied by the total number of AOG Units held by such holders immediately prior to such transaction (such payment, the “AOG Unit Payment”). The remainder of the AOG Units held by such holders were exchanged for shares of HoldCo common stock concurrently with the consummation of the Mergers on January 1, 2022.
As of December 31, 2021, the outstanding payable amount was $569.6 million, which is payable over 13 equal quarterly installments beginning on January 1, 2022. See note 18 for more information.
Due from Contributing Partners, Employees and Former Employees
As of December 31, 2021 and December 31, 2020, due from Contributing Partners, Employees and Former Employees includes various amounts due to the Company including employee loans and return of profit sharing distributions. As of December 31, 2021 and December 31, 2020, the balance included interest-bearing employee loans receivable of $17.5 million. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.
The Company recorded a receivable from the Contributing Partners and certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of December 31, 2021 and December 31, 2020 of $64.5 million and $124.1 million, respectively.
Indemnity
Performance revenues from certain funds can be distributed to the Company on a current basis, but are subject to repayment by the subsidiaries of the Apollo Operating Group that act as general partners of the funds in the event that certain specified return thresholds are not ultimately achieved. The Former Managing Partners, Contributing Partners and certain other investment professionals have personally guaranteed, subject to certain limitations, the obligations of these subsidiaries in respect of this general partner obligation. Such guarantees are several and not joint and are limited to a particular Former Managing Partners’ or Contributing Partner’s distributions. Pursuant to an existing shareholders agreement, the Company has agreed to indemnify each of the Company’s Former Managing Partners and certain Contributing Partners against all amounts that they pay pursuant to any of these personal guarantees in favor of certain funds that the Company manages (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
that the Company’s Former Managing Partners and Contributing Partners have contributed or sold to the Apollo Operating Group.
Accordingly, in the event that the Company’s Former Managing Partners, Contributing Partners and certain investment professionals are required to pay amounts in connection with a general partner obligation for the return of previously made distributions with respect to Fund IV, Fund V and Fund VI, the Company will be obligated to reimburse the Company’s Former Managing Partners and certain Contributing Partners for the indemnifiable percentage of amounts that they are required to pay even though the Company did not receive the certain distribution to which that general partner obligation related. The Company recorded an indemnification liability of $13.2 million and $12.8 million as of December 31, 2021 and December 31, 2020, respectively.
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
The following table presents the general partner obligation to return previously distributed performance allocations related to certain funds by segment:

	As of December 31, 2021	As of December 31, 2020
Credit	$—	$—
Private Equity	53,722	215,011
Real Assets	27,454	46,860
Total general partner obligation	$81,176	$261,871
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

As of December 31, 2021
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
•A representative of the Apollo Operating Group had the right to purchase up to that number of AHL Class A Common Shares that would increase by up to 5% the percentage of the issued and outstanding AHL Class A Common Shares beneficially owned by the Apollo Parties (inclusive of AHL Class A Common Shares over which any such persons have a valid proxy), calculated on a fully diluted basis;
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
As of December 31, 2021 and December 31, 2020, the Company held a 28.4% and an 28.5% ownership interest in the AHL Class A Common Shares, respectively.
Liquidity Agreement
In connection with the consummation of the Share Issuance and the Multi-Class Share Elimination, AGM Inc. also entered into a Liquidity Agreement, dated as of the Closing Date, with Athene Holding (the “Liquidity Agreement”), pursuant to which, once each quarter, Athene Holding was entitled to request to sell a number of AOG Units or request AGM Inc. to sell a number of shares of AGM Inc. Class A Common Stock or AOG Units representing at least $50 million, in each case, in exchange for payment of the Cash Amount (as defined below).
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
Merger Agreement
On March 8, 2021, the Company. entered into the Merger Agreement with AHL, HoldCo, AHL Merger Sub, and AAM Merger Sub. The Merger Agreement provided that, subject to the terms and conditions set forth therein, the Company and AHL would effect an all-stock merger transaction to combine their respective businesses through: (a) the AHL Merger, with AHL as the surviving entity in the AHL Merger and a subsidiary of HoldCo and (b) the AAM Merger with AAM as the surviving entity in the AAM Merger and a subsidiary of HoldCo. Following the Mergers and the closing of the transactions contemplated by the Merger Agreement, HoldCo was to be renamed “Apollo Global Management, Inc.”
On January 1, 2022, the Mergers were completed and HoldCo was renamed “Apollo Global Management, Inc.” Following the closing of the Mergers, all of the common shares of Athene and AAM are owned by AGM Inc. See note 18 for further disclosure regarding the Mergers.
Athora
The Company, through ISGI, provides investment advisory services to certain portfolio companies of Apollo funds and Athora, a strategic platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). The Company had equity commitments outstanding of up to $466.3 million as of December 31, 2021, subject to certain conditions.
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
On December 15, 2021, the Company executed an amended and restated fee agreement with Athora. The new fee agreement revised the base fee paid to the Company for managing certain assets on behalf of Athora and removed Athora’s previous reimbursement of certain costs incurred by Apollo. The effective date for these changes were January 1, 2021. For the Company’s financial results for 2021, the impact of these fee agreement changes was accounted for as an increase in revenue and expenses.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The following table presents the revenues earned in aggregate from Athene and Athora:

	For the Years Ended December 31,
	2021	2020	2019
Revenues earned in aggregate from Athene, Athora, net(1)(2)	$3,684,602	$332,474	$788,066
(1)    Consisting of management fees, sub-advisory fees, performance revenues from Athene, Athora and AAA Investments, as applicable (net of related profit sharing expense) and changes in the market value of the Athene Holding shares owned directly by Apollo. These amounts exclude the deferred revenue recognized as management fees associated with the vesting of AHL Awards granted to employees of Apollo.
(2)    Gains (losses) on the market value of the shares of Athene Holding owned directly by Apollo were $2.6 billion, $(456.3) million and $137.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

AAA Investments Credit Agreement
On April 30, 2015, Apollo entered into a revolving credit agreement with AAA Investments (the “AAA Investments Credit Agreement”). Under the terms of the AAA Investments Credit Agreement, the Company agreed to make available to AAA Investments one or more advances at the discretion of AAA Investments in the aggregate amount not to exceed a balance of $10.0 million at an applicable rate of LIBOR plus 1.5%. The Company received an annual commitment fee of 0.125% on the unused portion of the loan. AAA Investments was obligated to pay the aggregate borrowings plus accrued interest at the earlier of (a) the third anniversary of the closing date, or (b) the date that was fifteen months following the initial public offering of shares of Athene Holding (the “Maturity Date”). As of December 31, 2019, $8.7 million had been advanced by the Company and remained outstanding on the AAA Investments Credit Agreement. On January 30, 2019, the Company and AAA agreed to extend the maturity date of the AAA Investments Credit Agreement to December 31, 2020. The AAA Investments Credit Agreement matured on December 31, 2020 and all amounts previously advanced were repaid.
Regulated Entities
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at December 31, 2021. From time to time, this entity is involved in transactions with related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties, whereby AGS earns underwriting and transaction fees for its services.
Investment in SPACs
On October 6, 2020, APSG, a SPAC, completed an initial public offering, ultimately raising total gross proceeds of $816.8 million, including the underwriters’ subsequent partial exercise of their over-allotment option. In a private placement concurrent with the initial public offering, APSG sold warrants to APSG Sponsor, L.P., a subsidiary of Apollo, for total gross proceeds of $18.3 million. APSG Sponsor, L.P. also holds Class B ordinary shares of APSG. Apollo currently consolidates APSG as a VIE, and thus all private placement warrants and Class B ordinary shares are eliminated in consolidation.
On February 12, 2021, APSG II, a SPAC, completed an initial public offering, raising total gross proceeds of $690.0 million, including the underwriters’ exercise in full of their over-allotment option. In a private placement concurrent with the initial public offering, APSG II sold warrants to APSG Sponsor II, L.P., a subsidiary of Apollo, for total gross proceeds of $15.6 million. APSG Sponsor II, L.P. also holds Class B ordinary shares of APSG II. Apollo currently consolidates APSG II as a VIE, and thus all private placement warrants and Class B ordinary shares are eliminated in consolidation.
On July 13, 2021, Acropolis, a SPAC, completed an initial public offering, ultimately raising total gross proceeds of $345.0 million, including the underwriters’ subsequent exercise in full of their over-allotment option. In a private placement concurrent with the initial public offering, Acropolis sold warrants to Acropolis Infrastructure Acquisition Sponsor, L.P., a subsidiary of Apollo, for total gross proceeds of $8.8 million. Acropolis Infrastructure Acquisition Sponsor, L.P. also holds Class B common stock of Acropolis. Apollo currently consolidates Acropolis as a VIE, and thus all private placement warrants and Class B common stock are eliminated in consolidation.
As described in note 2, the Company consolidates entities that are VIEs for which the Company has been designated as the primary beneficiary. Through its interests in the respective sponsors, the Company has the power to direct the activities that most significantly impact the economic performance of these SPACs. In addition, the Company’s combined interests in these VIEs are significant. Assets and liabilities of the consolidated SPACs are shown within the respective line

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
items of the consolidated financial statements, as outlined below.
The tables below present the financial information of these SPACs in aggregate:

	As of December 31, 2021	As of December 31, 2020
Assets:
Cash and cash equivalents	$1,796	$259
Restricted cash and cash equivalents	690,205	—
U.S. Treasury securities, at fair value	1,162,299	816,985
Due from related parties	(9,346)	(3)
Other assets	2,627	1,118
Total Assets	$1,847,581	$818,359
Liabilities, Redeemable non-controlling interests and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$2,361	$198
Due to related parties	10,800	1,871
Other liabilities	143,778	28,588
Total Liabilities	156,939	30,657
Redeemable non-controlling interests:
Redeemable non-controlling interests	1,762,282	782,702
Stockholders’ Equity:
Additional paid in capital	(98,369)	(12,928)
Retained earnings	26,729	17,928
Total Stockholders’ Equity	(71,640)	5,000
Total Liabilities, Redeemable non-controlling interests and Stockholders’ Equity	$1,847,581	$818,359

	For the Years Ended December 31,
	2021	2020
Expenses:
Interest expense	$8	$—
General, administrative and other	19,015	583
Total Expenses	19,023	583
Other Income (Loss):
Net gains (losses) from investment activities	3,446	35
Interest income	545	140
Other income (loss), net	(520)	—
Total Other Income (Loss)	3,471	175
Net Income Attributable to Apollo Global Management, Inc.	$(15,552)	$(408)
Other
As of December 31, 2021, the Company made an irrevocable pledge to contribute 1.7 million Class A shares to an unconsolidated related party in order to establish a non-profit foundation and incurred a one-time charge of $125.9 million which was recorded in other income (loss), net in the consolidated statements of operations.
16. COMMITMENTS AND CONTINGENCIES
Investment Commitments—As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of December 31, 2021 and December 31, 2020 of $1.0 billion and $1.0 billion, respectively, of which $227.3 million and $348.0 million, respectively, related to Fund IX.
Debt Covenants—Apollo’s debt obligations contain various customary loan covenants. As of December 31, 2021, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.

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
On December 21, 2017, Harbinger Capital Partners II, LP, Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Harbinger Capital Partners Special Situations GP, LLC, Harbinger Capital Partners Offshore Manager, L.L.C., Global Opportunities Breakaway Ltd. (in voluntary liquidation), and Credit Distressed Blue Line Master Fund, Ltd. (collectively, “Harbinger”) commenced an action in New York Supreme Court captioned Harbinger Capital Partners II LP et al. v. Apollo Global Management LLC, et al. (No. 657515/2017). The complaint named as defendants (i) AGM Inc., (ii) the funds managed by Apollo that invested in SkyTerra Communications, Inc. (“SkyTerra”) equity before selling their interests to Harbinger under an April 2008 agreement that closed in 2010, and (iii) six former SkyTerra directors, five of whom are current or former Apollo employees. The complaint alleged that during the period of Harbinger’s various equity and debt investments in SkyTerra, from 2004 to 2010, the defendants concealed from Harbinger material defects in SkyTerra technology that was to be used to create a new mobile wi-fi network. The complaint alleged that Harbinger would not have made investments in SkyTerra totaling approximately $1.9 billion had it known of the defects, and that the public disclosure of these defects ultimately led to SkyTerra filing for bankruptcy in 2012 (after it had been renamed LightSquared). The complaint asserted claims against (i) all defendants for fraud, civil conspiracy, and negligent misrepresentation, (ii) AGM Inc. and the Apollo-managed funds only for breach of fiduciary duty, breach of contract, and unjust enrichment, and (iii) the SkyTerra director defendants only for aiding and abetting breach of fiduciary duty. The complaint sought $1.9 billion in damages, as well as punitive damages, interest, costs, and fees. This action was stayed from February 14, 2018, through June 12, 2019. On February 14, 2018, the defendants moved the United States Bankruptcy Court for the Southern District of New York to reopen the LightSquared bankruptcy proceeding for the limited purpose of enforcing Harbinger’s assignment and release in that bankruptcy of the claims that it asserted in the New York state court action (the “Bankruptcy Motion”). Briefing and hearing on the Bankruptcy Motion were adjourned while the state court stay was pending. On June 12, 2019, Harbinger voluntarily discontinued the state action without prejudice subject to a tolling agreement, and Apollo voluntarily withdrew the Bankruptcy Motion subject to a right to refile the motion if Harbinger were to refile the state court action. On June 8, 2020, Harbinger refiled its litigation in New York Supreme Court, captioned Harbinger Capital Partners II, LP et al. v. Apollo Global Management, LLC et al. (No. 652342/2020). The complaint adds eight new defendants: two former SkyTerra executives, one former SkyTerra consultant, and five entities (four of whom have since been dismissed)

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
that were Harbinger’s counterparties in a transaction involving CCTV One Four Holdings, LLC (“CCTV”). It also adds three new claims relating to Harbinger’s contention that the new defendants induced Harbinger to buy CCTV to support SkyTerra’s network even though they allegedly knew that the network had material defects. The parties agreed to stay this action until November 15, 2020. On November 23, 2020, Defendants refiled the Bankruptcy Motion, and on November 24, 2020, filed in the state court a motion to stay the state court proceedings pending a ruling by the Bankruptcy Court on the Bankruptcy Motion. On February 1, 2021, the Bankruptcy Court denied the Bankruptcy Motion. On March 31, 2021, Defendants filed their motions to dismiss the New York Supreme Court action. Harbinger opposed those motions on June 15, 2021. Defendants filed their replies on July 29, 2021. Hearings were held on the motions to dismiss on February 15, 2022 and February 18, 2022, and the motions remain pending. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
On November 1, 2019, plaintiff Benjamin Fongers filed a putative class action in Illinois Circuit Court, Cook County, against CareerBuilder, LLC (“CareerBuilder”) and AGM Inc. Plaintiff alleges that in March 2019, CareerBuilder changed its compensation plan so that sales representatives such as Fongers would (i) receive reduced commissions; and (ii) only be able to receive commissions for accounts they originated that were not reassigned to anyone else, a departure from the earlier plan. Plaintiff also claims that the plan applied retroactively to deprive sales representatives of commissions to which they were earlier entitled. Plaintiff alleges that AGM Inc. exercises complete control over CareerBuilder and thus, CareerBuilder acts as AGM Inc.’s agent. Based on these allegations, Plaintiff alleges claims against both defendants for breach of written contract, breach of implied contract, unjust enrichment, violation of the Illinois Sales Representative Act, and violation of the Illinois Wage and Payment Collection Act. The defendants removed the action to the Northern District of Illinois on December 5, 2019, and Plaintiff moved to remand on January 6, 2020. On October 21, 2020, the District Court granted the motion to remand. On January 11, 2021, the District Court ordered the Clerk of Court to take the necessary steps to transfer the case back to Illinois Circuit Court, Cook County. On March 8, 2021, Plaintiff filed a motion under 28 U.S.C. § 1447(c) to recover attorneys’ fees of approximately $35,000 for the remand briefing. Defendants filed their opposition on March 31, 2021, and Plaintiff replied on April 14, 2021. Defendants filed motions to dismiss the complaint in the Illinois Circuit Court, Cook County on June 11, which were fully briefed on August 13, 2021. CareerBuilder has also filed a Motion for a Protective Order and to Stay Discovery pending the outcome of the motions to dismiss. On February 7, 2022, the court held a hearing on the motions to dismiss and the request to stay discovery. At the hearing, the court took the motions to dismiss under advisement and granted CareerBuilder’s motion to stay discovery. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
In March 2020, Frank Funds, which claims to be a former shareholder of MPM Holdings, Inc. (“MPM”), commenced an action in the Delaware Court of Chancery, captioned Frank Funds v. Apollo Global Management, Inc., et al., C.A. No. 2020-0130, against AGM Inc., certain former MPM directors (including three Apollo officers and employees), and members of the consortium that acquired MPM in a May 2019 merger. The complaint asserts, on behalf of a putative class of former MPM shareholders, a claim against Apollo for breach of its fiduciary duties as MPM’s alleged controlling shareholder in connection with the May 2019 merger in which a consortium acquired MPM. Frank Funds seeks unspecified compensatory damages. Apollo believes the claims in this action are without merit. On July 1, 2020, Apollo moved to dismiss the complaint; briefing on that motion did not occur because the complaint was superseded, as described herein. On July 23, 2019, a group of former MPM shareholders filed an appraisal petition in Delaware Chancery Court seeking the fair value of their MPM shares that were purchased through MPM’s May 15, 2019 merger with a consortium of buyers, in an action captioned In re Appraisal of MPM Holdings, Inc., C.A. No. 2019-0519 (Del. Ch.). While Apollo was not a party to the appraisal action, it was served a document subpoena on October 22, 2019, to which it responded. On June 3, 2020, petitioners moved for leave to file a verified amended appraisal petition and class-action complaint that included claims for breach of fiduciary duty and/or aiding and abetting breaches of fiduciary duty against AGM Inc., the Apollo-affiliated fund that owned MPM’s shares before the merger, certain former MPM directors (including three Apollo employees), and members of the consortium that acquired MPM, based on alleged actions related to the May 2019 merger. The petitioners also sought to consolidate their appraisal proceeding with the Frank Funds action, and notified the Delaware Chancery Court via letter on September 23, 2020, that they had reached an agreement in principle with Frank Funds to consolidate the two cases. On November 13, 2020, the Chancery Court granted the parties’ stipulated order to consolidate the two matters, and on December 21, 2020, the Chancery Court granted petitioners’ motion for leave to file the proposed amended complaint. This new consolidated action is captioned In Re MPM Holdings Inc. Appraisal and Stockholder Litigation, C.A. No. 2019-0519 (Del Ch.). Defendants filed motions to dismiss the amended complaint on February 19, 2021, and the motions were fully briefed on July 26, 2021. On January 13, 2022, the Chancery Court denied Apollo’s motion to dismiss. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
On May 29, 2020, plaintiff Vrajeshkumar Patel filed a putative stockholder derivative and class action complaint in the Delaware Court of Chancery against Talos Energy, Inc. (“Talos”), all of the members of Talos’s board of directors (including two Apollo partners), Riverstone Holdings, LLC (“Riverstone”), AGM Inc., and Guggenheim Securities, LLC in connection with the acquisition of certain assets from Castex Energy 2014, LLC and ILX Holdings, LLC in February 2020. The complaint asserts, on behalf of a putative class of shareholders and Talos, direct and derivative claims against Apollo, Riverstone, and the individual defendants for breach of their fiduciary duties. The plaintiff alleges that Apollo and Riverstone comprise a controlling shareholder group. The complaint seeks, among other relief, class certification and unspecified money damages. On August 4, 2020, the defendants filed motions to dismiss the complaint in its entirety. The motion was fully briefed and oral argument was held on February 19, 2021. On May 17, 2021, Vice Chancellor Zurn sent a letter to counsel ordering that the Riverstone funds and Apollo funds that hold the relevant Talos stock be joined as necessary parties. The parties filed a stipulation, which was entered by the court on June 7, 2021, adding Riverstone Talos Energy Equityco LLC, Riverstone Talos Energy Debtco LLC, Apollo Talos Holdings, L.P., and AP Talos Energy Debtco LLC as defendants in the action. These parties adopted the arguments previously advanced by the Riverstone and Apollo defendants, and did not engage in any separate briefing or argument. On September 30, 2021, Vice Chancellor Zurn dismissed the complaint in its entirety against all defendants. Plaintiff has filed an appeal of this decision by the Delaware Court of Chancery dismiss the claims, and that appeal is pending. Apollo believes that the Plaintiff’s arguments on appeal are without merit. No reasonable estimate of possible loss, if any, can be made at this time.
On August 4, 2020, a putative class action complaint was filed in the United States District Court for the District of Nevada against PlayAGS Inc. (“PlayAGS”), all of the members of PlayAGS’s board of directors (including three directors who are affiliated with Apollo), certain underwriters of PlayAGS (including Apollo Global Securities, LLC), as well as AGM Inc., Apollo Investment Fund VIII, L.P., Apollo Gaming Holdings, L.P., and Apollo Gaming Voteco, LLC (these last four parties, together, the “Apollo Defendants”). The complaint asserts claims arising under the Securities Act of 1933 in connection with certain secondary offerings of PlayAGS stock conducted in August 2018 and March 2019, alleging that the registration statements issued in connection with those offerings did not fully disclose certain business challenges facing PlayAGS. Such claims are asserted against all defendants, including Apollo Global Securities, LLC and the Apollo Defendants, as well as all directors (including the directors affiliated with Apollo). The complaint further asserts a control person claim under Section 20(a) of the Exchange Act against the Apollo Defendants and the director defendants (including the directors affiliated with Apollo), alleging that the Apollo Defendants and the director defendants were responsible for certain misstatements and omissions by PlayAGS about its business during a putative class period from May 3, 2018 through August 7, 2019. Plaintiffs filed a consolidated amended complaint on January 11, 2021, and they filed a further amended complaint on March 25, 2021. On May 24, 2021, the Apollo Defendants filed a motion to dismiss the complaint in its entirety. Plaintiffs opposed this motion on July 23, 2021. The Apollo Defendants’ filed their reply on September 13, 2021. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
On or around October 19, 2021, a purported stockholder of AGM Inc. filed a complaint against AGM Inc. in the Court of Chancery of the State of Delaware seeking the disclosure of certain additional documents pursuant to Section 220 of the Delaware General Corporation Law. The complaint alleges that the stockholder seeks to investigate (a) whether wrongdoing or mismanagement occurred in connection with the decision of the AGM Inc. board of directors to pay, in connection with the elimination of the AGM Inc. Up-C structure, the partners of AP Professional Holdings, L.P. (including the Former Managing Partners) a payment of cash equal to $3.66 per AOG Unit held, which the complaint characterizes as providing $640 million for “Tax Receivable Agreement” assets (which the stockholder alleges are worth nothing); (b) the independence and disinterestedness of AGM Inc. directors and/or officers; and (c) potential damages relating thereto.
Commitments and Contingencies—Other long-term obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo, as well as long-term service contracts. A significant portion of these costs are reimbursable by funds or portfolio companies. As of December 31, 2021, fixed and determinable payments due in connection with these obligations were as follows:

	2022	2023	2024	2025	2026	Thereafter	Total
Other long-term obligations	$29,457	$1,152	$787	$682	$682	$682	$33,442
Contingent Obligations—Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through December 31, 2021 and that would be reversed approximates $4.4 billion. Management views the possibility of all of the investments becoming worthless as

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
remote. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of December 31, 2021 and December 31, 2020, there were no open underwriting commitments.
In connection with the launch of a non-traded business development company, the Company agreed to guarantee a commitment to purchase the underlying portfolio investment, in the event the business development company does not raise sufficient third party capital. The Company’s maximum commitment is $510 million, and is backstopped by an unconsolidated related party fund up to $500 million. The likelihood that performance under the guarantee arrangement will be required is determined to be remote.
Contingent Consideration—In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future performance revenues earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability was determined based on the present value of estimated future performance revenue payments, and is recorded in profit sharing payable in the consolidated statements of financial condition. The fair value of the remaining contingent obligation was $125.9 million and $119.8 million as of December 31, 2021 and December 31, 2020, respectively.
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
17. SEGMENT REPORTING
Apollo conducts its business primarily in the United States through three reportable segments: credit, private equity and real assets. Segment information is utilized by our chief operating decision makers to assess performance and to allocate resources. These segments were established based on the nature of investment activities in each underlying fund, including the specific type of investment made and the level of control over the investment.
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The following tables present financial data for Apollo’s reportable segments.

	As of and for the Year Ended December 31, 2021
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$1,128,994	$484,885	$264,331	$1,878,210
Advisory and transaction fees, net	151,665	126,567	19,876	298,108
Performance fees(1)	56,865	—	—	56,865
Fee Related Revenues	1,337,524	611,452	284,207	2,233,183
Salary, bonus and benefits	(301,692)	(255,291)	(129,370)	(686,353)
General, administrative and other	(169,750)	(114,054)	(57,991)	(341,795)
Placement fees	(4,115)	(188)	(40)	(4,343)
Fee Related Expenses	(475,557)	(369,533)	(187,401)	(1,032,491)
Other income (loss), net of Non-Controlling Interest	(4,753)	1,852	621	(2,280)
Fee Related Earnings	857,214	243,771	97,427	1,198,412
Realized performance fees	262,677	1,259,754	66,643	1,589,074
Realized profit sharing expense	(141,898)	(641,066)	(34,053)	(817,017)
Net Realized Performance Fees	120,779	618,688	32,590	772,057
Realized principal investment income, net(2)	255,408	147,943	5,800	409,151
Net interest loss and other	(56,088)	(51,103)	(31,006)	(138,197)
Segment Distributable Earnings(3)	$1,177,313	$959,299	$104,811	$2,241,423
Total Assets(3)	$7,633,167	$5,067,882	$872,351	$13,573,400
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

	As of and for the Year Ended December 31, 2020
	Credit Segment	Private Equity Segment	Real Assets Segment	Total Reportable Segments
Management fees	$934,852	$506,506	$206,606	$1,647,964
Advisory and transaction fees, net	117,534	124,697	9,289	251,520
Performance fees(1)	9,836	—	—	9,836
Fee Related Revenues	1,062,222	631,203	215,895	1,909,320
Salary, bonus and benefits	(246,496)	(204,211)	(110,280)	(560,987)
General, administrative and other	(156,112)	(96,385)	(51,386)	(303,883)
Placement fees	(1,519)	(295)	—	(1,814)
Fee Related Expenses	(404,127)	(300,891)	(161,666)	(866,684)
Other income (loss), net of Non-Controlling Interest	(2,279)	(75)	245	(2,109)
Fee Related Earnings	655,816	330,237	54,474	1,040,527
Realized performance fees	188,441	29,687	62,795	280,923
Realized profit sharing expense	(128,842)	(19,665)	(41,800)	(190,307)
Net Realized Performance Fees	59,599	10,022	20,995	90,616
Realized principal investment income, net(2)	8,375	8,741	5,735	22,851
Net interest loss and other	(56,200)	(55,196)	(23,118)	(134,514)
Segment Distributable Earnings (3)	$667,590	$293,804	$58,086	$1,019,480
Total Assets(3)	$4,711,110	$3,244,513	$725,844	$8,681,467
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
The following table reconciles total consolidated revenues to total revenues for Apollo’s reportable segments:

	For the Years Ended December 31,
	2021	2020	2019
Total Consolidated Revenues	$5,951,598	$2,354,019	$2,931,849
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(137,992)	(118,240)	(102,672)
Adjustments related to consolidated funds and VIEs(1)	146,380	78,296	12,854
Performance fees(2)	(3,054,712)	(315,719)	(1,036,688)
Principal investment income	(672,091)	(89,036)	(170,273)
Total Fee Related Revenues	2,233,183	1,909,320	1,635,070
Realized performance fees	1,589,074	280,923	602,106
Realized principal investment income, net and other	409,151	19,482	62,328
Total Segment Revenues	$4,231,408	$2,209,725	$2,299,504
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

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The following table reconciles total consolidated expenses to total expenses for Apollo’s reportable segments:

	For the Years Ended December 31,
	2021	2020	2019
Total Consolidated Expenses	$4,114,230	$1,577,964	$1,691,280
Equity awards granted by unconsolidated related parties, reimbursable expenses and other(1)	(159,332)	(110,669)	(103,292)
Reclassification of interest expenses	(139,090)	(133,239)	(98,369)
Transaction-related charges, net(1)	(34,591)	(39,186)	(49,213)
Merger-related transaction and integration costs(2)	(66,848)	—	—
Charges associated with corporate conversion(3)	—	(3,893)	(21,987)
Equity-based compensation	(79,777)	(67,852)	(70,962)
One-time equity-based compensation and other charges(4)	(949,152)	—	—
Total profit sharing expense(5)	(1,626,557)	(352,741)	(594,052)
Dividend-related compensation expense	(26,392)	(3,700)	(16,000)
Total Fee Related Expenses	1,032,491	866,684	737,405
Realized profit sharing expense	817,017	190,307	290,252
Total Segment Expenses	$1,849,508	$1,056,991	$1,027,657
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
(2)Merger-related transaction and integration costs includes advisory services, technology integration and other costs associated with the Company’s merger with Athene.
(3)Represents expenses incurred in relation to the Conversion, as described in note 1.
(4)Includes one-time equity-based compensation expense and associated taxes related to the previously announced reset of the Company’s compensation structure.
(5)Includes unrealized profit sharing expense, realized profit sharing expense and equity-based profit sharing expense and other.
The following table reconciles total consolidated other income (loss) to total other loss for Apollo’s reportable segments:

	For the Years Ended December 31,
	2021	2020	2019
Total Consolidated Other Income (Loss)	$3,024,906	$(222,287)	$167,280
Adjustments related to consolidated funds and VIEs(1)	(555,410)	(193,868)	(38,607)
(Gain) loss from change in tax receivable agreement liability	(9,609)	(12,426)	50,307
Net (gains) losses from investment activities	(2,610,232)	452,973	(138,117)
Interest income and other, net of Non-Controlling Interest	148,065	(26,501)	(36,326)
Other Income (Loss), net of Non-Controlling Interest	(2,280)	(2,109)	4,537
Net interest loss and other	(138,197)	(131,145)	(61,957)
Total Segment Other Loss	$(140,477)	$(133,254)	$(57,420)
(1)Represents the addition of other income of consolidated funds and VIEs.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The following table presents the reconciliation of income before income tax provision reported in the consolidated statements of operations to Segment Distributable Earnings:

	For the Years Ended December 31,
	2021	2020	2019
Income before income tax provision	$4,862,274	$553,768	$1,407,849
Transaction-related charges(1)	34,591	39,186	49,213
Merger-related transaction and integration costs(2)	66,848	—	—
Charges associated with corporate conversion(3)	—	3,893	21,987
(Gain) loss from change in tax receivable agreement liability	(9,609)	(12,426)	50,307
Net income attributable to Non-Controlling Interests in consolidated entities	(417,692)	(118,378)	(30,504)
Unrealized performance fees	(1,464,502)	(34,796)	(434,582)
Unrealized profit sharing expense	648,882	33,350	207,592
Equity-based profit sharing expense and other(4)	145,754	129,084	96,208
Equity-based compensation	79,777	67,852	70,962
One-time equity-based compensation and other charges(5)	949,152	—	—
Unrealized principal investment income	(221,645)	(62,485)	(88,576)
Unrealized net (gains) losses from investment activities and other	(2,432,407)	420,432	(136,029)
Segment Distributable Earnings	$2,241,423	$1,019,480	$1,214,427
(1)    Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions.
(2)    Merger-related transaction and integration costs includes advisory services, technology integration and other costs associated with the Company’s merger with Athene.
(3)     Represents expenses incurred in relation to the Conversion, as described in note 1.
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
(5)    Includes one-time equity-based compensation expense and associated taxes related to the previously announced reset of the Company’s compensation structure.
The following table presents the reconciliation of Apollo’s total reportable segment assets to total assets:

	As of December 31, 2021	As of December 31, 2020
Total reportable segment assets	$13,573,400	$8,681,467
Adjustments(1)	16,928,494	14,987,617
Total assets	$30,501,894	$23,669,084
(1)    Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.
18. SUBSEQUENT EVENTS
Dividends
On February 11, 2022, AGM Inc. declared a cash dividend of $0.40 per share of its Common Stock, which will be paid on February 28, 2022 to holders of record at the close of business on February 18, 2022.
On February 11, 2022, the Company declared a cash dividend of $0.398438 per share of Series A Preferred Stock and Series B Preferred Stock, which will be paid on March 15, 2022 to holders of record at the close of business on March 1, 2022.
Apollo and Athene Merger and Elimination of Up-C Structure
On January 1, 2022 (the “Merger Effective Date”), the Company and AHL, completed the previously announced merger transactions pursuant to the Merger Agreement. Effective as of 1:00 a.m. Eastern Time on the Merger Effective Date

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
(the “AAM Merger Effective Time”), AAM Merger Sub merged with and into AAM (the “AAM Merger”), with AAM continuing as a subsidiary of HoldCo. Effective as of 1:01 a.m. Eastern Time on the Merger Effective Date (the “AHL Merger Effective Time”), AHL Merger Sub merged with and into AHL, with AHL continuing as a subsidiary of HoldCo. In connection with the closing of the Mergers, HoldCo was renamed “Apollo Global Management, Inc.”
At the AHL Merger Effective Time, each issued and outstanding Class A common share, par value $0.001 per share, of AHL (each, an “AHL Common Share”) (other than AHL Common Shares held (a) by AHL as treasury shares or (b) by AHL Merger Sub, the Apollo Operating Group or the respective direct or indirect wholly-owned subsidiaries of AHL or the Apollo Operating Group), was converted automatically into the right to receive 1.149 duly authorized, validly issued, fully paid and nonassessable shares of common stock, par value $0.00001 per share, of AGM Inc. (“AGM Shares”) and any cash paid in lieu of fractional AGM Shares. No fractional AGM Shares were issued in connection with the AHL Merger, and AHL’s shareholders received cash in lieu of any fractional AGM Shares. At the AAM Merger Effective Time, each issued and outstanding Class A common share of AAM (each, an “AAM Class A Share”) (other than AAM Class A Shares held (a) by AAM as treasury shares or (b) by AAM Merger Sub or any direct or indirect wholly-owned subsidiary of AAM) was converted automatically into the right to receive one AGM Share.
Concurrently with the closing of the Mergers, each then outstanding AOG Unit, other than those held indirectly by AAM and those held indirectly by AHL, were exchanged into one AGM Share. Following the closing of the Mergers, it is expected that the AOG Units held by subsidiaries of AHL will be distributed to AGM. Additionally, prior to the closing of the Mergers, each of the sole outstanding Class B common share of AAM and the sole outstanding Class C common share of AAM was exchanged for 10 AAM Class A Shares, which were subsequently exchanged into 10 AGM Shares in the AAM Merger.
Following the AAM Merger, each of the issued and outstanding shares of 6.375% Series A preferred stock of AAM and 6.375% Series B preferred stock of AAM (together, the “AAM Preferred Shares”) remains issued and outstanding as preferred stock of AAM. These shares of preferred stock are entitled to the same dividend and all other preferences and privileges, voting rights, relative, participating, optional and other special rights, and qualifications, limitation and restrictions set forth in the existing certificates of designations relating to the respective series of AAM Preferred Shares.
Following the AHL Merger, each of the issued and outstanding AHL depository shares, each representing a 1/1000th interest in a 6.35% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Share, Series A, a 5.625% Fixed Rate Perpetual Non-Cumulative Preference Share, Series B, a 6.375% Fixed-Rate Reset Perpetual Non-Cumulative Preference Share, Series C and a 4.875% Fixed Rate Perpetual Non-Cumulative Preference Share, Series D (together, the “AHL Preferred Shares”) under applicable Bermuda law automatically became an equivalent preferred share of AHL, the surviving company in the AHL Merger. These preferred shares are entitled to the same dividend and all other preferences and privileges, voting rights, relative, participating, optional and other special rights, and qualifications, limitations and restrictions set forth in the existing certificates of designations relating to the respective series of AHL Preferred Shares.
As provided in the Merger Agreement, at the AAM Merger Effective Time:
•each outstanding option to acquire AAM Class A Shares (an “AAM Option”), whether vested or unvested, was converted into an option to purchase a number of AGM Shares (an “AGM Option”) equal to the number of AAM Class A Shares subject to such AAM Option immediately prior to the effective time of the AAM Merger, with an exercise price equal to the exercise price of such AAM Option. Each such AGM Option is otherwise subject to the same terms and conditions as were applicable under the related AAM Option immediately prior to the effective time of the AAM Merger (including, for the avoidance of doubt, the ability to satisfy any required withholding obligations upon vesting and settlement of such AGM Options through net settlement);
•each outstanding award of restricted (including transfer-restricted) AAM Class A Shares (an “AAM RSA”) that is subject solely to time-based vesting requirements and not performance-based vesting requirements (an “AAM Fixed RSA”) and each outstanding AAM RSA that is not an AAM Fixed RSA (an “AAM Performance RSA”) was converted into a number of restricted AGM Shares (“AGM RSAs”) equal to the number of AAM Class A Shares subject to such AAM RSA immediately prior to the effective time of the AAM Merger. Each such AGM RSA is otherwise subject to the same terms and conditions as were applicable under the related AAM RSA immediately prior to the effective time of the AAM Merger (including with respect to any dividends accrued thereunder, any performance-based vesting requirements applicable to an AAM Performance RSA immediately prior to the effective time of the AAM Merger, and the ability to satisfy any required withholding obligations upon vesting and settlement of such AGM RSAs through net settlement); and

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
•each outstanding right to obtain the value of an AAM Class A Share (either in the form of an AAM Class A Share, cash, other property or a combination thereof) (an “AAM RSU”) that is subject solely to time-based vesting requirements and not performance-based vesting requirements (an “AAM Fixed RSU”) and each AAM RSU that is not an AAM Fixed RSU (an “AAM Performance RSU”) was converted into a restricted share unit with respect to a number of AGM Shares (“AGM RSUs”) equal to the number of AAM Class A Shares subject to such AAM RSU immediately prior to the effective time of the AAM Merger. Each such AGM RSU is otherwise subject to the same terms and conditions as were applicable under the related AAM RSU immediately prior to the effective time of the AAM Merger (including with respect to any dividend equivalents accrued thereunder, any performance-based vesting requirements applicable to an AAM Performance RSA immediately prior to the effective time of the AAM Merger, and the ability to satisfy any required withholding obligations upon vesting and settlement of such AGM RSUs through net settlement).
As provided in the Merger Agreement, at the AHL Merger Effective Time:
•each outstanding option to acquire AHL Shares (an “AHL Option”), whether vested or unvested, was converted into a number of AGM Options (rounded down to the nearest whole AGM Share) equal to the product of (i) the exchange ratio of 1.149 multiplied by (ii) the number of AHL Shares subject to such AHL Option immediately prior to the effective time of the AHL Merger (rounded down to the nearest whole share), with an exercise price equal to the quotient of (x) the exercise price of such AHL Option divided by (y) the exchange ratio of 1.149 (rounded up to the nearest whole cent). Each such AGM Option is otherwise subject to the same terms and conditions as were applicable under the related AHL Option immediately prior to the effective time of the AHL Merger (including with respect to the ability to satisfy any required withholding obligations upon vesting and settlement of such AGM Options through net settlement, and any accelerated vesting in connection with a termination of service);
•each outstanding award of restricted AHL Shares (an “AHL RSA”) that is subject solely to time-based vesting requirements and not performance-based vesting requirements (an “AHL Fixed RSA”), except for AHL Fixed RSAs held by a non-employee director of AHL, and each AHL RSA that is not an AHL Fixed RSA (an “AHL Variable RSA”), was converted into a number of AGM RSAs (rounded down to the nearest whole AGM Share) equal to (i) the exchange ratio of 1.149 multiplied by (ii) the number of AHL Common Shares subject to such AHL RSA immediately prior to the effective time of the AHL Merger; provided, that in the case of any AHL Variable RSA, (A) for purposes of clause (ii) above, the number of AHL Common Shares in respect of such AHL Variable RSA immediately prior to the effective time of the AHL Merger will be based on the applicable target level of performance and (B) the AGM RSAs will be subject only to the time vesting conditions that applied to the AHL Variable RSA and will vest at the end of the applicable performance period. Each such AGM RSA is otherwise subject to the same terms and conditions as were applicable under the related AHL RSA immediately prior to the effective time of the AHL Merger (including with respect to the ability to satisfy any required withholding obligations upon vesting and settlement of such AGM RSAs through net settlement, any dividends accrued thereunder, and any accelerated vesting in connection with a termination of service);
•each outstanding right to obtain the value of an AHL Share (either in the form of an AHL Share, cash, other property or a combination thereof) (an “AHL RSU”) that is subject solely to time-based vesting requirements and not performance-based vesting requirements (an “AHL Fixed RSU”) and each AHL RSU that is not an AHL Fixed RSU (an “AHL Variable RSU”), was converted into a number of AGM RSUs (rounded down to the nearest whole AGM Share) equal to (i) the exchange ratio of 1.149 multiplied by (ii) the number of AHL Common Shares subject to such AHL RSU immediately prior to the effective time of the AHL Merger; provided, that in the case of any AHL Variable RSU, (A) for purposes of clause (ii) above, the number of AHL Common Shares in respect of such AHL Variable RSU immediately prior to the effective time of the AHL Merger was based on the applicable target level of performance and (B) the AGM RSUs will be subject only to the time vesting conditions that applied to the AHL Variable RSU and will vest at the end of the applicable performance period. Each such AGM RSU will otherwise be subject to the same terms and conditions as were applicable under the related AHL RSU immediately prior to the effective time of the AHL Merger (including with respect to any dividend equivalents accrued thereunder, any accelerated vesting in connection with a termination of service, and the ability to satisfy any required withholding obligations upon vesting and settlement of such AGM RSUs through net settlement); and

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
•each AHL Fixed RSA granted to a non-employee director of AHL, by virtue of the occurrence of the AHL Merger, and without any action on the part of the holder thereof, vested upon the effective time of the AHL Merger.
The purchase price is calculated based on AGM Inc.’s December 31, 2021 closing share price multiplied by the number of AGM Shares issued in the exchange, as well as the fair value of stock-based compensation awards acquired, value of warrants converted to AGM Shares, and other equity consideration. The total purchase price for the transaction is as follows:

(in millions, except share price and exchange ratio)
AHL Shares purchased(1)	138
Exchange ratio	1.149
AGM Shares issued in exchange	158
AGM Class A share closing price on December 31, 2021		$72.43
Total preliminary purchase price		$11,455
Fair value of estimated RSUs, options, and warrants assumed, and other equity considerations		710
Total purchase price		$12,165
(1)    AHL shares purchased is based on total number of AHL Class A common shares outstanding as of December 31, 2021 and is exclusive of 54.6 million common shares previously purchased by the Company.
Given the recent closing, the purchase accounting analysis is ongoing. The Company will account for the business combination in the first quarter of 2022, subject to subsequent adjustments for any provisional amounts through the measurement period limited to one year from the acquisition date.
Apollo Asset Management, Inc. Reverse Stock Split
On February 7, 2022, the Company amended the AAM charter to effect a reverse stock split of the Company’s Common Stock, reduce the number of authorized shares of Common Stock, and change the par value of the Common Stock. As of February 7, 2022, there were 40 million shares of Common Stock authorized at AAM, with a par value of $0.00001 each, and 1,000 shares of Common Stock issued and outstanding. All of the outstanding shares of Common Stock of AAM were held by AGM Inc.
Other
On February 15, 2022, AGM Inc. issued warrants to an institutional investor in a private placement. The warrants are exercisable for up to 13 million AGM Shares at an exercise price of $82.80 per share. The number of AGM Shares underlying each warrant and the exercise price are subject to customary anti-dilution provisions. Each warrant, to the extent exercised, will be settled on a “cashless net exercise basis.” Up to 2.6 million warrants are exercisable beginning on the issuance date and up to 2.6 million warrants will become exercisable on each of the first, second, third and fourth anniversaries, respectively, of the issuance date. The warrants will expire on the fifth anniversary of the issuance date, with any vested but unexercised warrants being automatically exercised at such time if the trading price of AGM Shares is above the exercise price.

APOLLO GLOBAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
ITEM 8A. UNAUDITED SUPPLEMENTAL PRESENTATION OF STATEMENTS OF FINANCIAL CONDITION

APOLLO GLOBAL MANAGEMENT, INC.
CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(dollars in thousands, except share data)

	As of December 31, 2021
	Apollo Global Management, Inc. and Consolidated Subsidiaries	Consolidated Funds and VIEs	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$915,381	$1,802	$—	$917,183
Restricted cash and cash equivalents	17,680	690,205	—	707,885
U.S. Treasury securities, at fair value	524,806	1,162,299	—	1,687,105
Investments	9,949,387	451	(283,363)	9,666,475
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	463,266	—	463,266
Investments, at fair value	—	15,133,176	(396,125)	14,737,051
Other assets	—	253,003	(1,422)	251,581
Incentive fees receivable	4,236	—	—	4,236
Due from related parties	586,580	(9,346)	(87,644)	489,590
Deferred tax assets, net	424,132	—	—	424,132
Other assets	583,709	2,627	(435)	585,901
Lease assets	450,531	—	—	450,531
Goodwill	116,958	—	—	116,958
Total Assets	$13,573,400	$17,697,483	$(768,989)	$30,501,894
Liabilities, Redeemable non-controlling interests and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$142,702	$2,361	$(9)	$145,054
Accrued compensation and benefits	130,107	—	—	130,107
Deferred revenue	119,688	—	—	119,688
Due to related parties	1,230,909	10,800	(19,307)	1,222,402
Profit sharing payable	1,444,652	—	—	1,444,652
Debt	3,134,396	—	—	3,134,396
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	8,067,556	(125,048)	7,942,508
Notes payable	—	2,713,811	(102,792)	2,611,019
Other liabilities	—	834,715	(53,233)	781,482
Due to related parties	—	31,829	(31,829)	—
Other liabilities	388,206	143,777	(31,003)	500,980
Lease liabilities	505,206	—	—	505,206
Total Liabilities	7,095,866	11,804,849	(363,221)	18,537,494

Redeemable non-controlling interests:
Redeemable non-controlling interests	—	1,762,282	7,752	1,770,034
Stockholders’ Equity:
Apollo Global Management, Inc. Stockholders’ Equity:
Series A Preferred Stock	264,398	—	—	264,398
Series B Preferred Stock	289,815	—	—	289,815
Additional paid in capital	2,165,937	(98,369)	28,835	2,096,403
Retained earnings (accumulated deficit)	1,165,442	433,644	(455,187)	1,143,899
Accumulated other comprehensive income (loss)	(5,237)	(12,969)	12,832	(5,374)
Total Apollo Global Management, Inc. Stockholders’ Equity	3,880,355	322,306	(413,520)	3,789,141
Non-Controlling Interests in consolidated entities	5,839	3,808,046	—	3,813,885
Non-Controlling Interests in Apollo Operating Group	2,591,340	—	—	2,591,340
Total Stockholders’ Equity	6,477,534	4,130,352	(413,520)	10,194,366
Total Liabilities, Redeemable non-controlling interests and Stockholders’ Equity	$13,573,400	$17,697,483	$(768,989)	$30,501,894

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A.    CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Co-Presidents and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.
Our management, including our Co-Presidents and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Co-Presidents and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective at the reasonable assurance level to accomplish their objectives of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Co-Presidents and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
No changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during our most recent quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that most of our employees have been working remotely due to the ongoing COVID-19 pandemic. We are continually monitoring and assessing the ongoing COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
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
Management conducted an assessment of the effectiveness of Apollo’s internal control over financial reporting as of December 31, 2021 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that Apollo’s internal control over financial reporting as of December 31, 2021 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited Apollo’s financial statements included in this annual report on Form 10-K and issued its report on the effectiveness of Apollo’s internal control over financial reporting as of December 31, 2021, which is included herein.
ITEM 9B.    OTHER INFORMATION
Not applicable.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following table presents certain information concerning our board of directors and executive officers:

Name	Age	Position(s)
Anthony Civale	47	Chief Operating Officer
Michael Ducey	73	Director
Martin Kelly	54	Chief Financial Officer
Scott Kleinman	49	Co-President and Co-Chair
A.B. Krongard	85	Director
Pauline Richards	73	Director
Christian Weideman	46	General Counsel
James Zelter	59	Co-President and Co-Chair
The following are brief biographies describing the backgrounds of our directors and executive officers.
Anthony Civale. Mr. Civale joined Apollo in 1999 and serves as AAM’s Chief Operating Officer. On February 2, 2022, Mr. Civale notified AAM of his decision to retire as Chief Operating Officer. Mr. Civale will continue in the same role until June 30, 2022, beginning to transition his duties on April 1, 2022. He will transition to a non-executive officer role on July 1, 2022 and intends to cease his employment on January 6, 2023. Prior to his current role, Mr. Civale served as Co-Chief Operating Officer of AAM from January 2019 through December 2021, and Lead Partner and Chief Operating Officer of Apollo’s credit business from 2011 through January 2019. Prior to 2011, Mr. Civale was a Senior Partner in Apollo’s private equity business and served on the Board of Directors of Berry Plastics Group, Goodman Global, Harrah’s Entertainment, HFA Holdings Limited, and Prestige Cruises. Mr. Civale has also been involved in charitable endeavors including his prior service on the Board of Trustees of Middlebury College and the Board of Directors of both Youth, I.N.C. and currently serves on the Board of Focus For a Future and the Bronxville School Foundation. Before joining Apollo, Mr. Civale was employed by Deutsche Bank Securities, Inc. and Bankers Trust Company within the Corporate Finance division responsible for sourcing, structuring and executing financing and merger and acquisition advice for the firm’s private equity clients. Mr. Civale graduated from Middlebury College with a B.A. in Political Science.
Michael Ducey is an independent member of the AAM board of directors and a member of AAM’s audit committee. Mr. Ducey has served as an independent director and a member of the AAM audit committee since 2011. Mr. Ducey also served as Chairman of the conflicts committee of AAM’s board of directors from 2011 through December 2021. Mr. Ducey currently serves as an independent member of the board of directors of AGM and a member of AGM’s audit committee. Mr. Ducey was with Compass Minerals International, Inc., from March 2002 to May 2006, where he served in a variety of roles, including as President, Chief Executive Officer and Director prior to his retirement in May 2006. Prior to joining Compass Minerals International, Inc., Mr. Ducey worked for nearly 30 years at Borden Chemical, Inc., in various management, sales, marketing, planning and commercial development positions, and ultimately as President, Chief Executive Officer and Director. Mr. Ducey joined Ciner Resources Corporation (formerly OCI Resources LP) as an independent member of the board of directors in September 2014, where he serves on the audit committee and the conflicts committee. From May 2006 to July 2016, Mr. Ducey was a member of the board of directors of Verso Paper Holdings, Inc. and served as Chairman of the audit committee. From September 2009 to December 2012, Mr. Ducey was the non-executive Chairman of TPC Group, Inc. and served on the audit committee and the environmental health and safety committee. From June 2006 to May 2008, Mr. Ducey served on the board of directors of and as a member of the governance and compensation committee of the board of directors of UAP Holdings Corporation. From July 2010 to May 2011, Mr. Ducey was a member of the board of directors and served on the audit committee of Smurfit-Stone Container Corporation. From October 2010 to April 2017, Mr. Ducey served as the Chairman of the compliance and governance committee and the nominations committee of the board of directors of HaloSource, Inc. He served on the board of Fenner, PLC from January 2017 to June 2018 and served on the Audit, Governance and Remunerations Committees. Mr. Ducey graduated from Otterbein University with a degree in Economics and an M.B.A. in finance from the University of Dayton. Mr. Ducey’s comprehensive corporate background and his experience serving on various boards and committees adds significant value to the AGM and AAM boards of directors.
Martin Kelly. Mr. Kelly joined Apollo in 2012 as Chief Financial Officer of AAM, and he now also serves as Chief Financial Officer of AGM. From January 2019 through December 2021, Mr. Kelly also served as AAM’s Co-Chief Operating Officer. From 2008 to 2012, Mr. Kelly was with Barclays Capital and, from 2000 to 2008, Mr. Kelly was with Lehman

Brothers Holdings Inc. Prior to departing Barclays Capital, Mr. Kelly served as Managing Director, CFO of the Americas, and Global Head of Financial Control for their Corporate and Investment Bank. Prior to joining Lehman Brothers in 2000, Mr. Kelly spent 13 years with PricewaterhouseCoopers LLP, including serving in the Financial Services Group in New York from 1994 to 2000. Mr. Kelly was appointed a Partner of the firm in 1999. Mr. Kelly received a degree in Commerce, majoring in Finance and Accounting, from the University of New South Wales in 1989.
Scott Kleinman is Co-President of AAM, Co-Chair of the AAM board of directors, and a member of the AGM board of directors. As the Co-President of AAM, Mr. Kleinman co-leads AAM’s day-to-day operations including all of AAM’s revenue-generating businesses and enterprise solutions across its integrated alternative investment platform. Mr. Kleinman joined Apollo six years after its inception in 1996, and was named Lead Partner for Private Equity in 2009 prior to being named Co-President in 2018. Mr. Kleinman currently serves on the board of directors of Athene, Athora Holding, Ltd., Apollo Strategic Growth Capital I and Apollo Strategic Growth Capital II and previously served on the board of directors of CH2M Hill Companies. Prior to joining Apollo, Mr. Kleinman was a member of the Investment Banking division at Smith Barney Inc. In 2014, Mr. Kleinman founded the Kleinman Center for Energy Policy at the University of Pennsylvania. He is a member of the Board of Advisors at the University of Pennsylvania Stuart Weitzman School of Design. He is also a member of the Board of Advisors of Nature Conservancy of New York as well as the Board of Directors of White Plains Hospital, where he co-chaired the COVID-19 Relief Campaign. Mr. Kleinman received a B.A. and B.S. from the University of Pennsylvania and the Wharton School of Business, respectively, graduating magna cum laude, Phi Beta Kappa. Mr. Kleinman’s extensive knowledge of Apollo’s business and expertise in private equity investments enhance the breadth of experience of the AGM and AAM boards of directors.
A.B. Krongard is an independent member of the AAM board of directors and a member of the AAM audit committee. Mr. Krongard has served as an independent director and a member of AAM audit committee since 2011. Mr. Krongard also served as a member of the conflicts committee of AAM’s board of directors from January 2019 through December 2021. Mr. Krongard also serves as an independent member of the board of directors of AGM, Chairperson of AGM’s nominating and corporate governance committee, and as a member of AGM’s audit committee. From 2001 to 2004, Mr. Krongard served as Executive Director of the Central Intelligence Agency. From 1998 to 2001, Mr. Krongard served as Counselor to the Director of Central Intelligence. Prior to 1998, Mr. Krongard served in various capacities at Alex Brown, Incorporated, including serving as Chief Executive Officer beginning in 1991 and assuming additional duties as Chairman of the board of directors in 1994. Upon the merger of Alex Brown, Incorporated with Bankers Trust Corporation in 1997, Mr. Krongard served as Vice-Chairman of the Board of Bankers Trust Corporation and served in such capacity until assuming his position at the Central Intelligence Agency. Mr. Krongard served as the Lead Director of Under Armour, Inc. from 2006 to 2020. Mr. Krongard serves as chairman of the nominating and corporate governance committee and a member of the compensation committee of Iridium Communications Inc. and as a member of the audit committee of Icahn Enterprises L.P. Mr. Krongard also serves on the board of trustees of In-Q-Tel, Inc. Mr. Krongard graduated with honors from Princeton University and received a J.D. from the University of Maryland School of Law, where he also graduated with honors. Mr. Krongard’s comprehensive corporate background contributes to the range of experience of the AGM and AAM boards of directors.
Pauline Richards is an independent member of the AAM and AGM boards of directors and the Chair of the AAM and AGM audit committees. Ms. Richards is also a member of the AGM sustainability and corporate responsibility committee. Ms. Richards has served as an independent director and the Chair of the AAM audit committee since 2011. Ms. Richards also served as a member of the conflicts committee of AAM’s board of directors from October 2020 to December 2021. Ms. Richards currently serves as Chief Operating Officer of Trebuchet Group Holdings Limited, a position she has held since 2008. Ms. Richards also serves as a member of the Audit and Governance Committees of the board of directors of Wyndham Hotels and Resorts. Prior to mid-2018, Ms. Richards served on the board of Wyndham Worldwide, a position she held since 2006; is a director of Hamilton Insurance Group, serving on the audit and investment committees, a position she has held since 2013. Prior to 2008, Ms. Richards served as Director of Development of Saltus Grammar School from 2003 to 2008, as Chief Financial Officer of Lombard Odier Darier Hentsch (Bermuda) Limited from 2001 to 2003, and as Treasurer of Gulf Stream Financial Limited from 1999 to 2000. Ms. Richards also served as a member of the Audit Committee and chair of the Corporate Governance Committee of the board of directors of Butterfield Bank from 2006 to 2013. Ms. Richards graduated from Queen’s University, Ontario, Canada, with a B.A. in psychology and has obtained certification as a CPA, CMA. Ms. Richards’ extensive finance experience and her service on the boards of other public companies adds significant value to the AGM and AAM boards of directors.
Christian Weideman is the Global General Counsel of AAM, where he oversees and manages its legal, compliance, and tax team. Prior to joining Apollo in 2017, Mr. Weideman served as Chief of Staff at the United States Department of the Treasury in Washington, DC. Before that, he served as Associate Counsel to the President at the White House, as a litigator at Williams & Connolly LLP, and as a law clerk on the Third Circuit U.S. Court of Appeals. Mr.

Weideman graduated with high distinction from Penn State University with a B.S. and honors in Biochemistry. He received his J.D. with distinction from Stanford Law School.
James Zelter is Co-President of AAM and serves as Co-Chair of AAM’s board of directors. Mr. Zelter is also a member of AGM’s board of directors. Mr. Zelter joined Apollo in 2006, and served as the Chief Investment Officer of Apollo’s credit business from 2006 and became Co-President in January 2018. Since 2006, Mr. Zelter has also served in several senior roles at Apollo Investment Corporation, a publicly traded vehicle managed by Apollo, and served as a director on its board of directors from 2006 to 2020. Prior to joining Apollo, Mr. Zelter was with Citigroup Inc. and its predecessor companies from 1994 to 2006. From 2003 to 2005, Mr. Zelter was Chief Investment Officer of Citigroup Alternative Investments, and prior to that he was responsible for Citigroup’s Global High Yield franchise. Prior to joining Citigroup in 1994, Mr. Zelter was a High Yield Trader at Goldman, Sachs & Co. Mr. Zelter has significant experience in global credit markets and has overseen the broad expansion of Apollo’s credit platform. He is a board member of DUMAC, the investment management company that oversees both Duke University’s endowment and the Duke Endowment. Mr. Zelter has a B.A. in Economics from Duke University. Mr. Zelter’s extensive knowledge of Apollo’s business and expertise in credit investments enhances the breadth of experience of the AGM and AAM boards of directors.
Executive Officers
Our executive officers are designated by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors or executive officers.
Independence and Composition of Our Board of Directors
For so long as AGM has the power to elect a majority of our board of directors, we are considered a “controlled company” as defined in the listing standards of the NYSE and we are exempt from the NYSE rules that require that:
a.our board of directors be comprised of a majority of independent directors;
b.we establish a compensation committee composed solely of independent directors; and
c.we establish a nominating and corporate governance committee composed solely of independent directors.
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
Our board of directors currently consists of five directors, three of whom, Messrs. Ducey and Krongard and Ms. Richards, are independent under the NYSE rules relating to corporate governance matters and the independence standards described in our corporate governance guidelines.
Our board of directors includes one member who identifies as an underrepresented minority, who also identifies as a woman. Our board of directors also has one member who identifies as a veteran.
Board of Directors Leadership Structure and Board’s Role in Risk Oversight
The board of directors has an oversight role, as a whole and also at the audit committee level, in overseeing AAM’s management of its risks. The board of directors regularly reviews information regarding our credit, liquidity, and operations, as well as the risks associated with each. The audit committee oversees the management of financial risks. While the audit committee is responsible for evaluating certain risks, and overseeing the management of such risks, the entire board of directors is regularly informed through committee reports about such risks.
Scott Kleinman and James Zelter currently serve as the co-chairs of our board of directors and as our principal executive officers.
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
The composition of the board of directors, the tenure of the directors with the Company, the overall experience of the directors and the experience that the directors have had with our management team permit and encourage each member to take an active role in all discussions.

Committees of the Board of Directors
Our board of directors established an audit committee. Our audit committee has adopted a charter that complies with current SEC and NYSE rules relating to corporate governance matters. Our board of directors may from time to time establish other committees of our board of directors.
Audit Committee
The primary purpose of our audit committee is to assist our board of directors in overseeing and monitoring (i) the integrity of our financial statements and other financial information provided by AAM to its shareholders, the public, any stock exchange and others, (ii) our compliance with legal and regulatory requirements, and (iii) the qualifications, independence and performance of our independent auditor.
The current members of our audit committee are Ms. Richards and Messrs. Ducey and Krongard. Ms. Richards currently serves as Chair of the committee. Each of the members of our audit committee meets the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the Exchange Act and NYSE rules applicable to audit committees and corporate governance. Furthermore, our board of directors has determined that each of Ms. Richards and Messrs. Ducey and Krongard is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. Our audit committee has a charter which is available on our website at www.apollo.com under the “Stockholders, Apollo Asset Management, Inc., Governance & Leadership” section.
Identifying and Evaluating Candidates for the Board of Directors
Our Certificate of Incorporation provides that our board of directors or the holders of our common stock shall (i) set the number of directors of our board of directors and (ii) fill any vacancies or newly created directorships on our board of directors.
Directors are elected by an annual meeting of stockholders in a manner described in our Certificate of Incorporation and Bylaws and each director elected will hold office until the succeeding meeting after such director’s election and until such director’s successor is duly elected and qualified, or, if earlier, until such director’s death or until such director resigns or is removed. Subject to the rights of the holders of any series of preferred stock with respect to any director elected by holders of preferred stock, directors are elected by a majority of the votes cast by the holders of the outstanding shares of common stock and any full voting preferred stock entitled to vote present in person or represented by proxy and entitled to vote on the election of directors at any annual meeting of stockholders, voting together as a single class.
Code of Business Conduct and Ethics
We have a Code of Business Conduct and Ethics, which applies to, among others, our principal executive officer, principal financial officer and principal accounting officer. A copy of our Code of Business Conduct and Ethics is available on our website at www.apollo.com under the “Stockholders, Apollo Asset Management, Inc., Governance & Leadership” section. We intend to disclose any amendment to or waiver of the Code of Business Conduct and Ethics on behalf of an executive officer or director either in an 8-K filing or on our website at www.apollo.com under the “Stockholders, Apollo Asset Management, Inc., Governance & Leadership” section.
Corporate Governance Guidelines
We have Corporate Governance Guidelines that address significant issues of corporate governance and set forth procedures by which our board of directors carries out its responsibilities. The guidelines are available for viewing on our website at www.apollo.com under the “Stockholders, Apollo Asset Management, Inc., Governance & Leadership” section. We will also provide the guidelines, free of charge, to stockholders who request them. Requests should be directed to our Secretary at Apollo Asset Management, Inc., 9 West 57th Street, 43rd Floor, New York, New York 10019.
Communications with the Board of Directors
A stockholder or other interested party who wishes to communicate with our directors, a committee of our board of directors, our independent directors as a group or our board of directors generally may do so in writing. Any such communications may be sent to our board of directors by U.S. mail or overnight delivery and should be directed to our Secretary at Apollo Asset Management, Inc., 9 West 57th Street, 43rd Floor, New York, New York 10019, who will forward them to the intended recipient(s). Any such communications may be made anonymously. Unsolicited advertisements, invitations to conferences or promotional materials, in the discretion of our Secretary, are not required, however, to be forwarded to the directors.

Executive Sessions of Independent Directors
The independent directors serving on our board of directors meet periodically in executive sessions during the year at regularly scheduled meetings of our board of directors. These executive sessions will be presided over by one of the independent directors serving on our board of directors selected on an ad-hoc basis.
Insider Trading Policy for Employees, Officers and Directors; Prohibition on Hedging
Our board of directors has adopted, as part of our insider trading policy, prohibitions against our executive directors and all employees, partners, directors and officers of the Company engaging in transactions of a speculative nature involving our securities at any time, including, but not limited to, the purchase or sale of put options. In addition, such persons are prohibited from short-selling our securities or engaging in transactions involving other derivatives based on our securities, including options, warrants, restricted stock units, stock appreciation rights or similar rights whose value is derived from the value of our common stock (other than securities granted under our Equity Plan or a successor plan) or that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our securities. Our insider trading policy provides that our Chief Compliance Officer may grant exceptions to the above restrictions.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2021, such persons complied with all such filing requirements. In January 2022, a Form 4 for Mr. Ducey reporting one transaction involving five shares which were acquired upon the conversion of AHL shares held by the reporting person upon consummation of the Mergers was inadvertently filed late through no fault of the reporting person.
ITEM 11.     EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Background
2021 was a transformative year for our company. During 2021 and prior to the reorganization and Mergers effective January 1, 2022, our company, which is now named Apollo Asset Management, Inc., was named Apollo Global Management, Inc., and we were a publicly traded company, with listed common stock. As a result of the Mergers, we became a subsidiary of Tango Holdings, Inc., which was renamed Apollo Global Management, Inc. (“AGM Inc.”) and is now our parent company and successor issuer of Apollo’s listed common stock. The following Compensation Discussion and Analysis (“CD&A”) reports on the historical compensation of our “named executive officers” or “NEOs” during 2021.
In 2021, we were a controlled company and founder led, with our Former Managing Partners having certain controlling governance rights. As a controlled company, we were not required to have an independent compensation committee, and compensation decisions generally were within the authority and purview of the executive committee of our board of directors. Nevertheless, in the interest of following best corporate governance practices, certain compensation decisions described below for our executive officers in the latter part of 2021 were approved by a committee of our 2021 independent directors.
Our transformative actions during 2021 and the first quarter of 2022 include the following:
Corporate Structure/Governance Changes
•We merged with Athene, and as a result of the Mergers, each of our company and Athene are now subsidiaries of AGM Inc., which has adopted best-in-class corporate governance practices. The Former Managing Partners’ historical controlling governance rights terminated at our new parent company following the Mergers.
•Beginning in 2022, compensation decisions for certain of our historical executive officers, including Messrs. Rowan, Kleinman, Zelter and Kelly (who are now executive officers of AGM Inc.) will be in the purview and authority of the newly formed independent compensation committee of AGM Inc. That committee did not exist in 2021.
Leadership Changes
•Leon Black resigned as a director and CEO and Marc Rowan became our CEO during 2021. As a result of the Mergers, Mr. Rowan has become CEO of AGM Inc., with oversight responsibilities of both AGM’s asset management and Athene’s insurance businesses. Mr. Rowan is closely aligned with shareholders, with significant equity ownership and receiving a nominal base salary.
•Scott Kleinman and James Zelter have assumed increased responsibilities as the principal executive officers for AAM following the Mergers, and their compensation was reset in anticipation of their increased leadership role.
Compensation Philosophy Changes
•We rolled out a broadly based compensation reset, whereby we realigned executive officer compensation more closely with stockholders through increased direct equity ownership.
•We furthered our philosophy of driving alignment of our executive officers with investors and stockholders by fostering a culture where investment professionals make significant personal investments in our funds, driving longer-term performance and commitment and discouraging excessive risk-taking.
Our NEOs
Our named executive officers during 2021 were the following:

Name	Title
Marc Rowan	Chief Executive Officer and Director (Mr. Rowan ceased being CEO on December 31, 2021, and became the CEO of our parent AGM Inc. on January 1, 2022)
Leon Black	Former Chairman, Chief Executive Officer and Director (Mr. Black resigned from those positions effective March 21, 2021)
Scott Kleinman	Co-President (functioning as co-principal executive officer beginning January 1, 2022)
James Zelter	Co-President (functioning as co-principal executive officer beginning January 1, 2022)
Martin Kelly	Chief Financial Officer (and Co-Chief Operating Officer before January 1, 2022)
Anthony Civale	Chief Operating Officer (before January 1, 2022, Co-Chief Operating Officer)
Our former chief executive officer Mr. Black resigned from all roles on March 21, 2021. Marc Rowan became our chief executive officer on March 21, 2021, and on January 1, 2022, became the chief executive officer of our parent corporation, AGM Inc. The Company is now led by our Co-Presidents, Scott Kleinman and James Zelter.
More on 2021 Actions
Transformative Year for Compensation Design. Our board and management team took a series of transformative steps during 2021 that were centered on further long-term organizational alignment with the purpose of driving growth, innovation and stockholder value. In connection with the Mergers, we implemented a reset of our compensation programs across a significant part of our employee base. The goal of the compensation reset was to align the employee base with our business plan objectives for driving fee-related earnings and other metrics and a recognition that Apollo is a talent-driven enterprise in a talent-driven world. We want to attract the most qualified and energized talent in the industry and want motivated, productive talent to spend the entirety of their careers at Apollo.
As part of this compensation reset, in 2021 we implemented new compensation arrangements and incentive programs and made changes to certain existing employee incentive programs. These changes affect the following programs in which one or more of our named executive officers participate and involved the following actions: (i) eliminating one broadly owned carry program piloted since 2016, “global carry pool,” that was not achieving its human capital goals effectively and replacing it with stock of equivalent value to bolster alignment across AGM Inc. and its subsidiaries, (ii) providing certain senior leaders of AGM Inc. and its subsidiaries, a group of approximately 100 individuals, with long-term stock-based awards, (iii) designing a new program for the Company’s senior leaders to increase alignment across the totality of Apollo’s performance fee income with awards to be made in 2022, (iv) renewing the employment agreement of Mr. Rowan, then our chief executive officer and now the chief executive officer of AGM Inc., and extending it by two years, and (v) entering into new compensation arrangements with our Co-Presidents, Scott Kleinman and James Zelter, and retiring their existing unvested performance fee compensation arrangements.
Also in 2021, Apollo introduced a supplemental annual cash stipend of $250,000 for its partners and certain of its executive officers (including Messrs. Civale and Kelly). Such stipend in respect of services performed in 2021 will be paid in 2022. Messrs. Rowan, Black, Kleinman and Zelter did not receive such stipends.
We are confident that we have created a distinctive, high-performing culture where employees will continue to thrive because Apollo is a great place to work, it provides very attractive compensation for high performance and its employees are surrounded by incredibly talented colleagues who will help them drive innovation. We are encouraging our managers to be responsible for creating a great place to work and providing superior pay for superior performance. At the same time, employees will not be able to retain these awards and compete with Apollo. Most of the new senior leader RSU awards, which were received by all of our named executive officers except Messrs. Rowan and Black, have delivery restrictions that include not competing with Apollo for an extended period of time. Awards related to performance fee income for our senior leaders, including our named executive officers, are subject to vesting consistent with our strategic objectives.
As discussed further below, the Ad Hoc Compensation Committee of independent directors approved new employment agreements for our Co-Presidents, Scott Kleinman and James Zelter, pursuant to which each gave up all existing cash performance fee income arrangements to the extent unvested and future entitlements in respect of bonus, unvested carry and other forms of remuneration, in return for grants of RSUs. The simple and transparent, long-term employment agreements for Apollo’s Co-Presidents and holistic compensation enhancements for Apollo’s senior executives are almost exclusively in AGM Shares that will be held for many years, which drives full alignment with the interests of our indirect public stockholders.
When viewed in their totality, the changes to compensation begun in 2021 are intended to empower Apollo’s professionals and better align their interests with Apollo’s business and AGM Inc.’s stockholders.
Post-2021 Events
On February 2, 2022, Mr. Civale notified us of his decision to retire as chief operating officer, after 23 years at the Company, in order to focus upon family, health and philanthropy. Mr. Civale will continue in the same role until June 30, 2022, beginning to transition his duties on April 1, 2022. He will transition to a non-executive officer role on July 1, 2022, and intends to cease his employment on January 6, 2023. Mr. Civale’s base salary at the rate of $100,000 per year continues during his employment. Based on Mr. Civale’s having devoted his career to the Company and having played a pivotal role in the Company’s growth and success, he is being treated as a good leaver upon his retirement. In order to remain in good leaver status, Mr. Civale will be required to abide by certain principles, including, but not limited to: (i) remaining employed beyond his required notice period, to assist in an orderly transition, (ii) fully transitioning his duties and abiding by all continuing obligations to Apollo, which includes obligations of non-solicitation and confidentiality, (iii) refraining from engaging in competitive activity and from conduct constituting cause or similar detrimental activities, and (iv) remaining available to provide limited ad hoc advisory services on an as-needed basis. Mr. Civale will be able to continue to retain the majority of his equity awards and carry points through the good leaver period. Mr. Civale entered into a retirement agreement with a subsidiary of the Company on February 3, 2022, reflecting the foregoing.
Compensation Philosophy
Alignment of Interests with Investors and Stockholders. Our principal compensation philosophy is to align the long-term interests of our senior professionals with those of our direct and indirect stockholders and our fund investors. This alignment, which we believe is a key driver of our success, has been achieved principally by our investment professionals’ direct beneficial ownership of equity in our business in the form of AGM Shares (which, prior to the Mergers, were sometimes in the form of AOG Units convertible into shares of our common stock), their rights to receive a portion of the performance fees earned from our funds or to receive compensation based on the level of performance fees earned, the direct investment by our investment professionals in our funds and our practice of paying annual compensation partly in the form of equity-based grants that are subject to vesting. As noted above, in 2021 we further emphasized alignment with stockholders by increasing the proportion of the compensation of our senior professionals composed of stock and rights to receive stock with delayed liquidity features. As a result of this enhanced alignment and use of extended holding periods, the compensation of our professionals is even more closely tied to the long-term performance of our businesses. The use of grants of fully vested stock is expected to further benefit our public stockholders by reducing the compensation ratio of the Company’s fee-related earnings from approximately 30% to 25% over time.
Long-Term Performance and Commitment. Most of our professionals have been issued AGM RSUs, which provide rights to receive AGM Shares and, in some instances, dividend equivalents on those shares. The vesting requirements, minimum retained ownership requirements and/or forfeiture upon competition features of these awards contribute to our professionals’ focus on long-term performance while enhancing retention of these professionals. Certain of the RSUs granted to our investment professionals vest based on both continued service and the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense. We believe that the addition of these performance measures helps to promote the interests of public stockholders and our fund investors by making RSU vesting contingent on the realization and distribution of profits on our funds. RSUs are not awarded to our Former Managing Partners, who beneficially own substantial equity interests in the Company through their ownership of AGM Shares, as discussed below under “Note on Distributions on AGM Shares.” By requiring our named executive officers to be subject to non-competition, confidentiality and other limitations on behavior described below under “Potential Payments upon Termination or Change in Control,” we further reinforce our culture of fiduciary protection of our fund investors and stockholders.

Significant Personal Investment. Our investment professionals generally make significant personal investments in our funds (as more fully described under “Item 13. Certain Relationships and Related Transactions, and Director Independence”), directly or indirectly, and our investment professionals who receive rights to performance fees (excluding rights in respect of non-drawdown-style funds and certain pooled performance fee vehicles) from our funds are generally required to invest their own capital in the funds on which they work in amounts that are proportionate to the size of their participation in performance fees. We believe that these investments help to ensure that our investment professionals have capital at risk and reinforce the linkage between the success of the funds we manage, the success of the Company and the amounts earned by our professionals. Our eligible investment professionals are generally permitted to invest in our funds free of management fees and, in certain instances, performance fees. These opportunities further align our employees with our fund investors and AGM’s stockholders, encourage our professionals to work across the integrated asset management platform and bolster links among our various businesses.
Discouragement of Excessive Risk-Taking. Although investments in alternative assets can pose risks, we believe that our compensation program includes significant elements that discourage excessive risk-taking while aligning the compensation of our professionals with our long-term performance. For example, notwithstanding that we accrue compensation for our performance fee programs (described below) as increases in the value of the portfolio investments recorded in the related funds, we generally make payments in respect of performance fee allocations to our employees only after profitable investments have actually been realized. Similarly, for our funds that pay incentive fees, employees receive distributions of such fees only after the fund has appreciated in value (typically above a specified level) during the applicable period. This helps to ensure that our professionals take a long-term view that is consistent with the interests of the Company, our stockholders and the investors in our funds. Moreover, if a drawdown-style fund fails to achieve specified investment returns due to diminished performance of later investments, our performance fee program relating to that fund generally permits, for the benefit of the limited partner investors in that fund, the return of performance fee distributions (generally net of tax) previously made to us or our employees. These provisions discourage excessive risk-taking and promote a long-term view that is consistent with the interests of our fund investors and stockholders. Our general requirement that our professionals who hold direct performance fee rights in our drawdown-style funds, invest in those funds, further aligns the interests of our professionals, fund investors and stockholders. Finally, the minimum retained ownership requirements and/or delayed liquidity of certain AGM RSUs, as well as a requirement that a portion of the performance fee rights of certain investment professionals be settled either in the form of RSUs or by using a portion of the amounts received to purchase AGM Shares, discourage excessive risk-taking because the value of these interests is tied directly to the long-term performance of AGM Shares.
Note on Distributions on AGM Shares
We note that during 2021 all of our Former Managing Partners, as well as Scott Kleinman and James Zelter, beneficially owned AOG Units that they received in 2007 in anticipation of our 2011 initial public offering, in exchange for contributing certain partnership interests they then held in the Company. The remainder of such AOG Units were exchanged for AGM Shares in the Mergers. When made, distributions on AOG Units were in the same amount per unit as distributions made to us in respect of the AOG Units held by the Company. Although distributions on AOG Units or shares of AGM Inc. common stock are distributions on equity rather than compensation, they play a central role in aligning their holders’ interests with those of our direct and indirect stockholders, which is consistent with our compensation philosophy.
Compensation Elements for Named Executive Officers
Consistent with our emphasis on alignment of interests with our public stockholders and our fund investors, compensation elements tied to the performance of AGM Shares, the profitability of our different businesses and the profitability of the funds that we manage are the primary means of compensating our named executive officers, although in 2021, we decided to move away from compensating certain of our NEOs based on fund performance and instead more directly with common stock equity awards, which were converted into awards of AGM Shares upon the closing of the Mergers. The key elements of the compensation of our named executive officers during fiscal year 2021 are described below.
Annual Salary. Each of our continuing named executive officers receives an annual salary. We believe that the compensation of our investment professionals, including Messrs. Kleinman, Zelter and Civale, should primarily be tied to performance, and accordingly annual salaries constitute a relatively small component of the overall compensation of our named executive officers who are investment professionals. The 2021 base salaries of our named executive officers are set forth in the Summary Compensation Table below, and those base salaries were set by the executive committee of our board of directors in their judgment after considering the historic compensation levels of the officer, competitive market dynamics and each officer’s level of responsibility and anticipated contributions to our overall success. The base salary for each of Messrs. Rowan, Kleinman, Zelter and Civale is $100,000. Mr. Rowan receives no other compensation.
RSUs. In December 2021, each of Messrs. Kleinman and Zelter were granted a one-time five-year award of a right to receive up to six million AGM Shares, less a number of RSUs equal to the value of existing unvested performance fee awards that were relinquished for vested transfer-restricted AGM Shares as part of the exchange by them described below.

These grants are intended to fully align the Co-Presidents with AGM Inc.’s public stockholders and incentivize them to drive stock price performance over the next five years. Such grants were made under our equity incentive plan (which plan was assumed by AGM Inc. in the Mergers) and approved by independent directors of the Company during 2021.
Three million of these RSUs (less a number of RSUs equal to the value of existing unvested performance fee awards that were relinquished for vested transfer-restricted AGM Shares as part of the exchange by Messrs. Kleinman and Zelter described below) are vested at grant, but will not be delivered until January 2027, and delivery on such date is subject to the continued employment, or a good leaver departure (including a termination without cause, resignation with good reason or death or disability, each as defined in the applicable employment agreement) through such date. If Mr. Kleinman or Mr. Zelter voluntarily resigns or retires (not with good reason) before December 31, 2026, delivery of the shares underlying the vested RSUs will be delayed until January 2032. The remaining three million RSUs for each executive will be subject to five years of continuous service, with the vesting of one million of such RSUs, to be delivered in April 2027, also based upon attaining the per share fee-related earnings and spread-related earnings targets for 2026 set forth in the materials shared with our public stockholders on October 19, 2021. Such awards have certain accelerated vesting provisions for good leaver terminations as described in the applicable award agreements.
If the executive breaches the restrictive covenants to which he is subject in any material respect or if the executive is terminated for Cause, the RSUs are forfeited. Except for those RSUs that are subject to performance vesting, the RSUs will accrue dividend equivalents.
As a condition of such grants, each of the Co-Presidents has agreed to forgo future opportunities to receive future grants of direct interests in any performance fees earned by us for investment funds we manage. In addition, as part of the new arrangements, each agreed to give up all unvested performance fee rights through an exchange of unvested performance fee rights for AGM Shares. The shares delivered to them in such exchange are subject to transfer restrictions on the same terms as the delivery schedule for shares underlying the vested RSUs (January 2027 for continued employment and good leaver situations, and January 2032 for resignations prior to January 1, 2027). Those shares are subject to the same forfeiture and clawback provisions for the violation of restrictive covenants and engaging in Cause termination conduct, and the same restrictions on transferability, as shares underlying the RSUs, and the issuance of such shares will reduce the number of shares eligible to be delivered under the vested RSUs described above.
In addition, as in past years, in February 2021, a portion of the annual compensation (which we refer to as “Bonus Grants”) of Messrs.Kleinman and Kelly was granted in the form of RSUs that generally are subject to three-year vesting and minimum retained ownership requirements. All named executive officers who receive RSUs are required to retain at least 25% of any AGM Shares issued to them pursuant to all other RSU awards (including Bonus Grants), in each case net of the number of gross shares sold or netted to pay applicable income or employment taxes. Certain RSU awards of Messrs. Kleinman, Kelly and Civale vest based on both continued service and the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense. As noted above, in anticipation of the Mergers, in 2021 we also granted RSU awards to Messrs. Kleinman, Zelter, Kelly and Civale that were fully vested at grant but require that the recipients refrain from competing until 2027.
Performance Fees. Performance fee entitlements with respect to our funds confer rights to participate in distributions made to investors following the realization of an investment or receipt of operating profit from an investment by the fund, provided the fund has attained a specified performance return. Distributions of performance fees from limited life funds generally are subject to contingent repayment (generally net of tax) if the fund fails to achieve specified investment returns due to diminished performance of later investments, while distributions of operating profit earned from funds that are not designed to have a limited life are generally not subject to contingent repayment. The actual gross amount of performance fees available for distribution is a function of the performance of the applicable fund. For these reasons, we believe that participation in performance fees generated by our funds aligns the interests of our participating named executive officers with those of our public stockholders and fund investors. We currently have two principal types of performance fee programs, which we refer to as “dedicated” and “incentive pool.”
Performance Fees: Dedicated
Messrs. Kleinman, Zelter, Kelly and Civale have historically been awarded rights to participate in a dedicated percentage of the performance fee income earned by the general partners of certain of our funds. Dedicated performance fee rights in our private equity funds are typically subject to vesting, which rewards long-term commitment to the firm and thereby enhances the alignment of participants’ interests with the Company. Messrs. Kleinman, Zelter, Kelly and Civale received additional performance fee rights in 2021. However, in connection with entering into their new employment agreements in December 2021, our Co-Presidents forfeited all direct performance fee rights that had not vested by their terms as of December 31, 2021. As with amounts distributed in respect of other performance fees, our financial statements characterize performance fee income allocated to participating professionals in respect of their dedicated performance fee rights as compensation.

Amounts paid in respect of dedicated performance fees are included in the “All Other Compensation” column of the Summary Compensation Table.
We require that a portion of the performance fees distributed by certain of the investment funds we manage be used by our employees who have dedicated rights to participate in those amounts to purchase restricted AGM Shares, or that a portion is delivered to them as a grant of RSUs, in each case that are issued under AGM’s 2019 Omnibus Equity Incentive Plan. This practice further promotes alignment with our direct and indirect stockholders and motivates participating professionals to maximize the success of the Company as a whole. Messrs. Kleinman, Zelter, Kelly and Civale have received grants of restricted AGM Shares or RSUs as a result of their participation in performance fee programs that require that a portion of the performance fee amounts be used to purchase restricted AGM Shares, or is settled in the form of a grant of RSUs. The restricted shares vest in three equal annual installments from a vesting date specified at the time of the award. The restricted shares participate in any distributions made on AGM Shares and are not subject to our minimum retained share ownership requirements. The number of restricted shares and RSUs that were granted in 2021 was determined pursuant to the formula prescribed by the applicable performance fee program, which converts the specified portion of the performance fee income to be paid or distributed into a number of shares based on the volume-weighted average price as of a prescribed date in the applicable calendar quarter. In accordance with applicable rules, the Summary Compensation Table and Grants of Plan-Based Awards Table include the restricted shares and RSUs acquired by our named executive officers in 2021 in respect of performance fee amounts received.
As noted above, in 2021, Apollo determined to cease making new awards under a subset of its dedicated performance fee rights programs, referred to as “global carry pool,” pursuant to which certain Apollo employees were given the opportunity to participate in the performance fee income generated by the investment funds managed by us and our affiliates. In December 2021, participants in the global carry pool programs had the opportunity to elect to exchange their rights to distributions and payments in respect of performance fee income for the right to receive AGM Shares and fully vested AGM RSUs to be delivered over the vesting period that had applied to their surrendered global carry pool awards. We believe that, following this exchange, these Apollo employees are better aligned with the business and performance of the integrated AGM Inc. businesses. All of Apollo’s executive officers who held global carry pool interests elected to participate in this exchange.
Performance Fees: Incentive Pool
Our performance-based incentive arrangement, referred to as the incentive pool, further aligns the overall compensation of certain of our professionals to the realized performance of our business. The incentive pool provides for compensation based on realized performance fees and enhances our capacity to offer competitive compensation opportunities to our professionals. “Realized performance fees” means performance fees earned by the general partners of our funds under the applicable fund limited partnership agreements based upon transactions that have closed or other rights to incentive income cash that have become fixed in the applicable calendar year period. Under this arrangement, Messrs. Kleinman, Zelter, Kelly and Civale, among other of our professionals, received incentive pool performance fees earned during 2021. As a result of agreements entered into after November 2021, Messrs. Kleinman, Zelter and Civale will not receive incentive pool performance fees earned after 2021. Allocations to participants in the incentive pool have both a mandatory component and a discretionary component, both of which may vary year to year, including as a result of our overall realized performance and the contributions and performance of each participant. During 2021, the executive committee determined the amount of the realized performance fees to place into the incentive pool in its discretion after considering various factors, including Company profitability, management company cash requirements and anticipated future costs, provided that the incentive pool consists of an amount equal to at least 1% of the realized performance fees attributable to profits generated after creation of the incentive pool that were taxable in the applicable year and not allocable to dedicated performance fee entitlements. Each participant in the incentive pool is entitled to receive, as a mandatory component of participation in the incentive pool, his or her pro rata share of this 1% amount each year, provided the participant remains employed by us at the time of allocation. Our financial statements characterize the performance fee income allocated to participating professionals in respect of incentive pool interests as compensation. The “All Other Compensation” column of the Summary Compensation Table includes actual distributions paid from the incentive pool.
Determination of Compensation of Named Executive Officers
In 2021, the members of the executive committee of our board of directors (a majority of whose members were our Former Managing Partners) made all determinations regarding named executive officer compensation, except with respect to the consideration of the renewal of Mr. Rowan’s employment agreement, our Co-Presidents’ new employment agreements and the grants of RSUs to our named executive officers (other than Messrs. Rowan and Black who did not receive such grants), which decisions were delegated to an Ad Hoc Compensation Committee that was composed solely of independent directors. In making determinations with respect to the compensation of our named executive officers, the Ad Hoc Compensation Committee was informed by our outside legal advisors and a compensation consultant, Semler Brossy, as discussed below, and considered the factors discussed above under “Compensation Discussion and Analysis—More on 2021 Actions.”

Decisions about the variable elements of a named executive officer’s compensation, including participation in our performance fee programs, discretionary bonuses (if any) and grants of equity-based awards, were based primarily on the assessment of such named executive officer’s individual performance, operational performance for the department or division in which the officer (other than the executive committee member) serves, and the officer’s impact on our overall operating performance and potential to contribute to long-term shareholder value. In evaluating these factors, consistent with past practice, decisions were made based on judgment about each named executive officer’s performance to determine an appropriate reward for 2021 performance. The determinations by our executive committee members are ultimately subjective, are not tied to specified annual, qualitative or individual objectives or performance factors, and reflect discussions among the members of the committee. Factors that the executive committee has typically considered in making such determinations include the named executive officer’s type, scope and level of responsibilities, active participation in managing a team of professionals, corporate citizenship and the named executive officer’s overall contributions to our success. The executive committee also considered each named executive officer’s prior-year compensation, the appropriate balance between incentives for long-term and short-term performance, competitive market dynamics, compensation provided to the named executive officer by other entities and the compensation paid to the named executive officer’s peers within the Company.
We believe that the compensation of our investment professionals should primarily be tied to our stock performance and the profitability of our different businesses and managed funds. Consistent with past years, the executive committee in 2021 provided that annual salaries constituted a relatively small component of the overall compensation of our named executive officers who are investment professionals. The executive committee considered, except with regard to the compensation of Mr. Rowan, our named executive officers’ historical role, the particulars of the business units on which they focus, their capital contribution obligations and their performance fee entitlements when determining their individual compensation terms. The executive committee determined that, as a result of our philosophy to focus on performance-based compensation, a discretionary cash bonus would not be awarded to any named executive officer for 2021.
In 2020, our stockholders approved a triennial schedule for the say-on-pay advisory vote, which we adopted as our practice. In the last say-on-pay advisory vote in 2020, we received 97.55% approval represented in person or by proxy at the meeting in 2020. As we no longer have publicly traded common stock, the next say-on-pay advisory vote will be by our successor public stockholders at AGM Inc.
Compensation Consultant
In 2021, we retained Semler Brossy Consulting Group, LLC (“Semler Brossy”) as a third-party advisor to provide independent advice, research and evaluation in connection with our compensation reset and the design and features of our December 2021 RSU awards to Messrs. Kleinman, Zelter, Kelly and Civale, and the employment agreements of Messrs. Rowan, Kleinman and Zelter. Semler Brossy did not provide services to the Company other than as described in this paragraph. Specifically, Semler Brossy did not provide, directly or indirectly through affiliates, other consulting services to management or the board.
Tax and Accounting Considerations
We consider the tax and accounting impact of compensation alongside the objectives of the executive compensation programs and our compensation philosophy.
Section 162(m) of the Internal Revenue Code (“Section 162(m)”) generally disallows, absent a “grandfathering” or other available exemption, a tax deduction to public companies for compensation paid in excess of $1 million to “covered employees” under Section 162(m) (generally, such company’s chief executive officer, its chief financial officer, its three other highest paid executive officers and certain individuals who were covered employees in years other than the then-current taxable year).
Under final regulations released in December 2020 that reversed a long-standing position of the Internal Revenue Service, Section 162(m) now applies to corporations, such as the Company, in respect of the compensation of covered employees of an operating partnership for which the compensation deduction is allocable to the corporation based on its interest in the partnership. While we consider the deductibility of compensation as a factor in making compensation decisions, we retain the flexibility to provide compensation that is consistent with the Company’s goals for its executive compensation program, even if such compensation is not tax deductible.
In connection with our compensation changes and the issuance of AGM Shares and AGM Share-based awards, we incurred a one-time non-cash charge of $1.1 billion in the fourth quarter of 2021. The vast majority of the non-cash charge resulted from the approach to vesting reflected in these awards. The non-cash charge affected our financial results under GAAP, but did not impact our operating results, including key performance metrics such as fee-related earnings and distributable earnings (both of which are non-GAAP financial measures of Apollo). In part as a result of our compensation reset, we expect a reduction in the compensation ratio of Apollo’s fee-related earnings from approximately 30% to 25% over time.
Compensation Committee Interlocks and Insider Participation
Our board of directors does not have a compensation committee. Instead, compensation decisions were historically made by an executive committee composed of Mr. Rowan, Mr. Black and Joshua Harris. Following Mr. Black’s resignation, his seat on the executive committee of our board of directors alternated between our Co-Presidents for the balance of 2021. While the members of the executive committee of the board of directors, continued to make ordinary course compensation determinations with respect to executive officer compensation in 2021, we convened an Ad Hoc Compensation Committee composed solely of independent directors to consider the employment and compensation arrangements of our Co-Presidents and the special grants of RSUs to Messrs. Kelly and Civale that we approved on November 30, 2021. Our Co-Presidents did not participate in any discussions or decisions regarding their employment or compensation terms.
Beginning January 1, 2022, following the reorganization in connection with the Mergers, our compensation decisions are made by our board of directors or its authorized delegate, and decisions regarding the compensation of our executive officers who are also executive officers of AGM Inc. (Messrs. Kleinman, Zelter and Kelly) are made by the compensation committee of AGM Inc., which was established upon the closing of the Mergers.
Compensation Committee Report
As noted above, our board of directors does not have a compensation committee. Our board of directors has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, has determined that the Compensation Discussion and Analysis should be included in this Annual Report on Form 10-K.
Michael Ducey
Scott Kleinman*
A.B. Krongard
Pauline Richards
James Zelter*
*Messrs. Kleinman and Zelter did not participate in decisions approving their compensation.

Summary Compensation Table
The following Summary Compensation Table sets forth information concerning the compensation earned by, awarded or paid to our former principal executive officers, our principal financial officer and our three other most highly compensated executive officers for the fiscal year ended December 31, 2021. Mr. Rowan and former CEO Mr. Black each received distributions in 2021 as a result of his indirect beneficial ownership of AOG Units and his rights under the tax receivable agreement. Messrs. Kleinman and Zelter also received distributions from their AOG Units (the balance of which converted to AGM Shares in the Mergers) and tax receivable agreement rights in 2021. These amounts do not appear in the tables below, but the tax receivable amounts appear under “Item 13. Certain Relationships and Related Transactions, and Director Independence— Amended and Restated Tax Receivable Agreement.”

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Marc Rowan, Chief Executive Officer and Director (from March 21, 2021 through December 31, 2021)	2021	100,000	—		—	202,310	302,310
	2020	100,000	—		—	180,340	280,340
	2019	100,000	—		—	15,455	115,455
Leon Black, Chairman, Chief Executive Officer and Director (through March 21, 2021)	2021	25,000	—		—	331,713	356,713
	2020	100,000	—		—	323,687	423,687
	2019	100,000	—		—	160,175	260,175
Scott Kleinman, Co-President	2021	1,200,000	—		392,478,845	43,308,266	436,987,111
	2020	1,200,000	—		3,453,704	3,014,797	7,668,501
	2019	1,200,000	—		1,722,326	15,692,878	18,615,204
James Zelter, Co-President	2021	100,000	—		394,592,295	8,894,057	403,586,352
	2020	100,000	—		7,270,328	3,892,056	11,262,384
	2019	100,000	—		301,698	1,867,101	2,268,799
Martin Kelly, Chief Financial Officer (and Co-Chief Operating Officer before January 1, 2022)	2021	1,000,000	250,000	(3)	19,160,680	3,885,828	24,296,508
	2020	1,000,000	—		7,396,975	1,109,528	9,506,503
	2019	1,000,000	—		2,597,962	1,910,017	5,507,979
Anthony Civale, Co-Chief Operating Officer (after December 31, 2021, Chief Operating Officer)	2021	100,000	250,000	(3)	18,566,763	8,484,567	27,401,330
	2020	100,000	—		5,911,027	939,418	6,950,445
	2019	100,000	—		244,466	2,783,160	3,127,626
(1)    For Messrs. Kleinman, Zelter, Kelly and Civale, represents the aggregate grant date fair value of stock awards granted, as applicable, computed in accordance with FASB ASC Topic 718. The amounts shown do not reflect compensation actually received by the named executive officers, but instead represent the aggregate grant date fair value of the awards. See note 13 to our consolidated financial statements for further information concerning the assumptions made in valuing our RSU awards.
(2)    Amounts included for 2021 represent, in part, actual incentive pool cash distributions of $3,300,000 for Mr. Kleinman, $67,691 for Mr. Zelter, $1,085,000 for Mr. Kelly and $67,691 for Mr. Civale, and realized carry cash distributions of $40,001,056 for Mr. Kleinman, $5,694,169 for Mr. Zelter, $2,793,861 for Mr. Kelly and $7,803,690 for Mr. Civale. For Messrs. Zelter and Civale, the 2021 amounts also include $3,048,774 and $611,896, respectively, in cash received in respect of other dedicated performance fee rights. The “All Other Compensation” column for 2021 also includes costs relating to Company-provided cars and drivers for the business and personal use of Messrs. Rowan, Black and Zelter. We provide this benefit because we believe that its cost is outweighed by the convenience, increased efficiency and added security and confidentiality that it offers. The personal use cost was approximately $186,083 for Mr. Rowan, $315,486 for Mr. Black and $83,424 for Mr. Zelter and includes both fixed and variable costs, including lease costs, driver compensation, driver meals, fuel, parking, tolls, repairs, maintenance and insurance. Except as discussed in this paragraph, no 2021 perquisites or personal benefits individually exceeded the greater of $25,000 or 10% of the total amount of all perquisites and other personal benefits reported for the named executive officer. The 2021 cost of excess liability insurance provided to our named executive officers falls below this threshold. Messrs. Kleinman, Kelly and Civale did not receive perquisites or personal benefits in 2021, except for incidental benefits having an aggregate value of less than $10,000. Our named executive officers also receive secretarial support with respect to personal matters. We incur no incremental cost for the provision of such additional benefits. Accordingly, no such amount is included in the Summary Compensation Table.
(3)     Partner stipend paid in the first calendar quarter of 2022 in respect of services performed in 2021.

Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table
Employment, Non-Competition and Non-Solicitation Agreements with Our Former Chief Executive Officer, Marc Rowan
On December 31, 2021, AGM renewed the employment, non-competition and non-solicitation agreement with our former chief executive officer, Marc Rowan, who ceased to be our chief executive on that date and upon the closing of the Mergers became the chief executive officer of AGM. The agreement is similar to his previous agreements and was extended by two years, to the end of 2023. Mr. Rowan’s annual base salary under the agreement remains $100,000 per year.
Employment, Non-Competition and Non-Solicitation Agreement with Our Former Chairman and Chief Executive Officer, Leon Black
Mr. Black resigned as our chief executive officer on March 21, 2021. His annual salary at the time was $100,000 and Mr. Black participated in our employee benefit plans.
Employment, Non-Competition and Non-Solicitation Agreement with Co-Presidents, Scott Kleinman and James Zelter
On November 30, 2021, our Ad Hoc Compensation Committee approved new employment agreements for Apollo’s Co-Presidents, Scott Kleinman and James Zelter. These new agreements govern their compensation for the next five years as they lead the Company following the Mergers. Under the new agreements, the Co-Presidents each gave up all existing cash incentive compensation arrangements to the extent unvested and agreed to forgo all future entitlements in respect of bonus, unvested carry and other forms of compensation. In return, they are each earning the equivalent of one million shares per year for five years, plus the opportunity to earn an additional one million shares for meeting the fee-related earnings and spread-related earnings per share targets that the Company established in materials it shared with its public stockholders on October 19, 2021, in connection with its Investor Day. None of the shares underlying this one-time grant of six million RSUs will be delivered or transferable until five years after grant. Consistent with Apollo’s compensation philosophy of encouraging and rewarding extended periods of outstanding service, three million shares are vested up front and the remainder are eligible to vest at the end of five years. We believe these arrangements drive complete alignment with Apollo’s stockholders.
Under the agreements, effective January 1, 2022, each of Messrs. Kleinman and Zelter will receive an annual base salary of $100,000 per year and will receive no further bonuses, allocations of performance fees or other forms of new compensation. The agreements also provide for an increase in the duration of Mr. Kleinman’s and Mr. Zelter’s existing non-competition and non-solicitation covenants, from 12 months following termination of employment to the longer of December 31, 2026, and, in the case of the non-compete, 18 months following termination of employment, and, in the case of the non-solicit, 24 months following termination of employment.
During 2021, prior to the effectiveness of the new employment agreements, Mr. Kleinman received base pay of $1,200,000 per year and distributions from our incentive pool or other amounts totaling at least $3,300,000 annually, a portion of which was provided in the form of Bonus Grant RSUs, pursuant to a letter agreement effective as of January 1, 2018, that has been superseded by his new employment agreement. As noted above, Mr. Kleinman also surrendered all of his unvested performance fee rights in respect of various of our funds, including rights in respect of the incentive pool, that he held on December 31, 2021. As required by the terms of his performance fee arrangements, Mr. Kleinman has made investments of his own capital in various of our funds, which investments continue.
Mr. Zelter’s base salary in 2021 was $100,000 per year, consistent with the terms of his prior employment agreement that had been in effect as amended since November 12, 2017. Mr. Zelter also surrendered all of his unvested performance fee rights in respect of various of our funds, including rights in respect of the incentive pool, that he held on December 31, 2021. As required by the terms of his performance fee arrangements, Mr. Zelter has made investments of his own capital in various of our funds, which investments continue.
Employment, Non-Competition and Non-Solicitation Agreement with Chief Financial Officer, Martin Kelly
On July 2, 2012, we entered into an employment, non-competition and non-solicitation agreement with Martin Kelly, our chief financial officer. Mr. Kelly’s annual base salary is $1,000,000 and he is eligible for an annual bonus in an amount to be determined by the executive committee (and, beginning January 1, 2022, the AGM Inc. compensation committee) in its discretion. As provided in the agreement, Mr. Kelly participates in the incentive pool and is eligible to receive distributions thereunder.
Employment, Non-Competition and Non-Solicitation Agreement with Chief Operating Officer, Anthony Civale
During 2021, Mr. Civale was paid in accordance with his amended and restated employment agreement dated February 20, 2020. The agreement provided for base pay of $100,000 per year. Pursuant to the agreement, Mr. Civale holds dedicated performance fee rights in respect of our credit funds, certain of which are subject to vesting and will continue to be eligible to vest as provided above. As required by the terms of his performance fee arrangements, Mr. Civale has made investments of his own capital in various of our funds, which investments continue. As noted above, on February 2, 2022, Mr. Civale provided notice of his intent to retire, effective as of January 6, 2023.
Grants of Plan-Based Awards
The following table presents information regarding AGM RSUs and restricted shares granted to our named executive officers under our 2019 Omnibus Equity Incentive Plan in 2021. No options were granted to a named executive officer in 2021.

Name	Grant Date		Estimated Future Payouts Under Equity Incentive Plan Awards Target (#)		All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	Grant Date Fair Value or Modification Date Incremental Fair Value of Stock and Option Awards ($)(2)
Marc Rowan	—		—		—	—
Leon Black	—		—		—	—
Scott Kleinman	February 3, 2021		—		77	3,358
	February 19, 2021		—		4,198	209,732
	May 7, 2021		—		47	2,552
	May 18, 2021		—		8,659	494,762
	August 17, 2021		—		68,765	4,010,375
	November 17, 2021		—		29,344	2,237,773
	November 17, 2021		—		41,676	3,178,212
	December 1, 2021		1,000,000	(3)	—	62,750,000
	December 1, 2021	(4)	—		3,000,000	178,140,000
	December 1, 2021		—		2,000,000	141,300,000
	December 17, 2021	(5)	—		1,574	110,432
	December 17, 2021	(5)	—		631	41,649
James Zelter	February 17, 2021		—		20,131	1,023,027
	February 19, 2021		—		146,320	6,499,534
	May 18, 2021		—		56	3,200
	August 17, 2021		—		51	2,974
	November 17, 2021		—		150	11,439
	November 17, 2021		—		24	1,830
	December 1, 2021		1,000,000	(3)	—	62,750,000
	December 1, 2021	(4)	—		3,000,000	178,140,000
	December 1, 2021		—		2,000,000	141,300,000
	December 17, 2021	(5)	—		24,707	1,733,443
	December 17, 2021	(5)	—		50,490	3,126,847
Martin Kelly	February 3, 2021		—		284	12,385
	February 19, 2021		—		1,893	92,151
	February 19, 2021		—		11,364	567,745
	February 19, 2021		—		58,528	2,599,814
	February 19, 2021		—		5,852	244,906
	May 7, 2021		—		177	9,609
	May 18, 2021		—		166	9,485
	August 17, 2021		—		1,216	70,917
	November 17, 2021		—		201	15,328
	December 1, 2021		—		172,413	10,237,884
	December 17, 2021	(5)	—		48,451	3,399,322
	December 17, 2021	(5)	—		29,634	1,901,132

Anthony Civale	February 3, 2021		—	37	1,614
	February 17, 2021		—	2,707	137,566
	February 19, 2021		—	58,528	2,599,814
	May 7, 2021		—	23	1,249
	May 18, 2021		—	15	857
	May 18, 2021		—	572	32,683
	August 17, 2021		—	14	816
	August 17, 2021		—	7,475	435,942
	November 17, 2021		—	42	3,203
	November 17, 2021		—	6	458
	November 17, 2021		—	4,142	315,869
	December 1, 2021		—	172,413	10,237,884
	December 17, 2021	(5)	—	50,978	3,576,616
	December 17, 2021	(5)	—	19,259	1,222,193
(1)    Represents the number of AGM RSUs and restricted shares granted, as applicable. RSUs and restricted shares are discussed above under “—Compensation Elements for Named Executive Officers—RSUs” and “—Compensation Elements for Named Executive Officers—Performance Fee Restricted Shares and RSUs,” respectively.
(2)    Represents the aggregate grant date fair value of the RSUs and restricted shares granted in 2021, computed in accordance with FASB ASC Topic 718. The amounts shown do not reflect compensation actually received, but instead represent the aggregate grant date fair value of the award.
(3)    Performance Stock Units that vest based on attainment of per share fee-related earnings and spread-related earnings targets for 2026, to be delivered in April 2027, as discussed above under “—Compensation Elements for Named Executive Officers—RSUs.” In accordance with the applicable rules, (a) because the awards provide only for a single estimated payout, the award is reported as the target in this column and (b) the “threshold” and “maximum” columns were not used and have been eliminated.
(4)     As noted above under “—Compensation Elements for Named Executive Officers—RSUs,” Messrs. Kleinman and Zelter relinquished, in a value-for-value exchange, unvested dedicated performance fee awards for transfer-restricted AGM Shares (348,697 Shares for Mr. Kleinman and 126,225 for Mr. Zelter), which issuances of transfer-restricted AGM Shares reduced the three million RSUs shown on the above table by a corresponding number of RSUs and are subject to the same forfeiture and clawback provisions for the violation of restrictive covenants and engaging in Cause termination conduct, and the same restrictions on transferability, as such RSUs.
(5)    Equity issued in connection with the global carry pool exchange discussed above under “—Compensation Elements for Named Executive Officers—Performance Fees.” In addition to the grants of compensatory fully vested AGM Shares or RSUs shown in the above table with a grant date of December 17, 2021, a portion of the shares (or rights to receive shares) received in the global carry pool exchange were issued in a non-compensatory value-for-value exchange for vested limited partner interests surrendered by our named executive officers other than Messrs. Rowan and Black: 135,415 for Mr. Zelter, 3,810 for Mr. Kleinman, 120,677 for Mr. Kelly and 116,739 for Mr. Civale.

Outstanding Equity Awards at Fiscal Year-End
The following table presents information regarding unvested RSU and restricted share awards made by us to our named executive officers under the AGM 2019 Omnibus Equity Incentive Plan that were outstanding at December 31, 2021. Our named executive officers did not hold any options at fiscal year-end.

Name	Grant Date	Number of Shares, Units or Other Rights That Have Not Vested (#)		Market or Payout Value of Shares, Units or Other Rights That Have Not Vested ($)(22)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(22)
Marc Rowan	—	—		—	—		—
Leon Black	—	—		—	—		—
Scott Kleinman	December 1, 2021	—		—	1,000,000	(1)	72,430,000
	December 1, 2021	2,000,000	(2)	144,860,000	—		—
	November 17, 2021	29,344	(17)	2,125,386	—		—
	November 17, 2021	41,676	(17)	3,018,593	—		—
	August 17, 2021	68,765	(5)	4,980,649	—		—
	February 19, 2021	2,799	(12)	202,732	—		—
	February 7, 2020	23,901	(13)	1,731,149	—		—
	November 18, 2019	5,655	(14)	409,592	—		—
	August 15, 2019	1,215	(15)	88,002	—		—
	May 17, 2019	5,448	(16)	394,599	—		—
	January 8, 2018	320,000	(11)	23,177,600	—		—
James Zelter	December 1, 2021	—		—	1,000,000	(1)	72,430,000
	December 1, 2021	2,000,000	(2)	144,860,000	—		—
	November 17, 2021	150	(3)	10,865	—		—
	November 17, 2021	24	(3)	1,738	—		—
	August 17, 2021	51	(4)	3,694	—		—
	May 18, 2021	56	(5)	4,056	—		—
	February 19, 2021	146,320	(6)	10,597,958	—		—
	February 17, 2021	20,131	(7)	1,458,088	—		—
	February 11, 2020	126,256	(8)	9,144,722	—		—
	February 11, 2020	2,826	(9)	204,687	—		—
	May 17, 2019	65	(10)	4,708	—		—
	January 8, 2018	1,000,000	(11)	72,430,000	—		—
Martin Kelly	November 17, 2021	201	(17)	14,558	—		—
	August 17, 2021	1,216	(18)	88,075	—		—
	February 19, 2021	631	(19)	45,703	—		—
	February 19, 2021	7,576	(12)	548,730	—		—
	February 19, 2021	58,528	(6)	4,239,183	—		—
	February 19, 2021	5,852	(20)	423,860	—		—
	February 11, 2020	3,455	(19)	250,246	—		—
	February 11, 2020	126,256	(8)	9,144,722	—		—
	February 7, 2020	444	(13)	32,159	—		—
	November 18, 2019	78	(14)	5,650	—		—
	August 15, 2019	17	(15)	1,231	—		—
	May 17, 2019	103	(16)	7,460	—		—
	January 10, 2019	60,145	(20)	4,356,302	—		—

Anthony Civale	November 17, 2021	4,142	(17)	300,005	—	—
	November 17, 2021	42	(3)	3,042	—	—
	November 17, 2021	6	(3)	435	—	—
	August 17, 2021	14	(4)	1,014	—	—
	August 17, 2021	7,475	(18)	541,414	—	—
	May 18, 2021	15	(5)	1,086	—	—
	February 19, 2021	58,528	(6)	4,239,183	—	—
	February 17, 2021	2,707	(7)	196,068	—	—
	February 11, 2020	101,004	(8)	7,315,720	—	—
	February 11, 2020	110	(9)	7,967	—	—
	February 7, 2020	2,807	(13)	203,311	—	—
	November 18, 2019	456	(14)	33,028	—	—
	August 15, 2019	57	(15)	4,129	—	—
	May 17, 2019	72	(10)	5,215	—	—
	May 17, 2019	353	(16)	25,568	—	—
	June 5, 2018	415,308	(21)	30,080,758	—	—
(1)    RSUs that vest on April 1, 2027, subject to achievement of fee-related and spread-related earnings targets.
(2)     RSUs that vest on January 1, 2027.
(3)     RSUs that vest in substantially equal annual installments on November 15 of each of 2022, 2023 and 2024.
(4)     RSUs that vest in substantially equal annual installments on August 15 of each of 2022, 2023 and 2024.
(5)    RSUs that vest in substantially equal annual installments on May 15 of each of 2022, 2023 and 2024.
(6)    RSUs that vest in substantially equal annual installments on January 1 of each of 2022, 2023, 2024, 2025 and 2026, subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense as of such date.
(7)    RSUs that vest in substantially equal annual installments on February 15 of each of 2022, 2023 and 2024.
(8)    RSUs that vest in substantially equal annual installments on January 1 of each of 2022, 2023, 2024 and 2025, subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense as of such date.
(9)    RSUs that vest on November 15, 2022.
(10)    RSUs that vest on February 15, 2022.
(11)    RSUs that vest in substantially equal annual installments on January 1 of each of 2022 and 2023, subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense as of such date
(12)    RSUs that vest in substantially equal annual installments on December 31 of each of 2022 and 2023.
(13)    AGM Inc. restricted shares that vest on November 15, 2022.
(14)    AGM Inc. restricted shares that vest on August 15, 2022.
(15)    AGM Inc. restricted shares that vest on May 15, 2022.
(16)    AGM Inc. restricted shares that vest on February 15, 2022.
(17)    AGM Inc. restricted shares that vest in substantially equal annual installments on August 15 of each of 2022, 2023 and 2024.
(18)    AGM Inc. restricted shares that vest in substantially equal annual installments on May 15 of each of 2022, 2023 and 2024.
(19)    RSUs that vest on December 31, 2022.
(20)    RSUs that vest in substantially equal annual installments on January 1 of each of 2022, 2023 and 2024, subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense as of such date.
(21)    RSUs that vest in substantially equal annual installments on January 1 of each of 2022 and 2023, subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense as of such date.
(22)    Amounts calculated by multiplying the number of unvested RSUs or restricted shares held by the named executive officer by the closing price of $72.43 per Class A share on December 31, 2021.
Option Exercises and Stock Vested
The following table presents information regarding the number of outstanding initially unvested RSUs and restricted shares held by our named executive officers that vested during 2021 and the number of vested RSUs that were granted during 2021. The amounts shown below do not reflect compensation actually received by the named executive officers, but instead are calculations of the number of RSUs and restricted shares that vested (or that were vested at grant) during 2021 based on the closing price of Class A shares on the date of vesting. Shares received by our named executive officers in respect of vested RSUs are subject to our retained ownership requirements. No options were exercised by our named executive officers in 2021.

Name	Type of Award	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Marc Rowan	—	—	—
Leon Black	—	—	—
Scott Kleinman	RSUs	3,169,882	221,788,765
	Restricted Shares	71,384	4,497,214
James Zelter	RSUs	3,612,922	243,610,705
	Restricted Shares	—	—
Martin Kelly	RSUs	329,131	22,337,647
	Restricted Shares	1,201	76,231
Anthony Civale	RSUs	478,564	30,678,804
	Restricted Shares	6,409	418,751
(1)    Amounts calculated by multiplying the number of RSUs or restricted shares held by the named executive officer that vested on each applicable vesting date in 2021 by the closing price per share on that date. Except for RSUs that were vested at grant, for which the associated shares are not scheduled to be delivered until 2027, shares underlying the vested RSUs were issued to the named executive officer shortly after they vested.
Potential Payments upon Termination or Change in Control
None of the named executive officers is entitled to payment or other benefits in connection with a change in control.
Mr. Rowan was not entitled to severance or other payments or benefits in connection with the cessation of his service as our chief executive officer (and similarly is not entitled to severance or other payments or benefits in the event of a termination of his employment with AGM Inc.). Mr. Rowan is required to protect the confidential information of Apollo both during and after his employment. In addition, until two years (increased from one year) after the termination, he is required to refrain from soliciting employees or interfering with our relationships with investors and, for 18 months (increased from one year) to refrain from competing with us in a business that involves primarily (i.e., more than 50%) third-party capital.
Mr. Black did not receive severance or other payments or benefits in connection with an employment termination. Mr. Black is required to protect the confidential information of Apollo and, until one year after his employment termination, to refrain from soliciting employees or interfering with our relationships with investors and to refrain from competing with us in a business that involves primarily (i.e., more than 50%) third-party capital.
We may terminate Mr. Kleinman’s employment with or without cause, and we will provide 90 days’ notice (or payment in lieu of such period of notice) prior to a termination without cause. Mr. Kleinman is required to provide 90 days’ notice prior to a resignation for any reason. If his employment is terminated by us without cause, he will vest in 50% of any unvested portion of his restricted shares, and upon such a termination or a resignation with good reason, Mr. Kleinman will vest in 100% of the time-vesting RSUs granted to him in December 2021. Upon his termination of employment by reason of death or disability, Mr. Kleinman will vest in 50% of his then-unvested RSUs and restricted shares. All additional vesting of RSUs subject to the Company’s receipt of performance fees within prescribed periods remains subject to those requirements. If Mr. Kleinman’s employment is terminated without cause, or he resigns for any reason, he will be entitled to retain his vested dedicated performance fee rights. Prior to January 1, 2022, if Mr. Kleinman’s employment with us had terminated for any reason other than in circumstances in which he could have been terminated for cause, he would have received the cash portion of his incentive pool or annual bonus amount on a prorated basis through the last day of his full-time employment. Mr. Kleinman no longer receives an incentive pool or annual bonus amount and this protection no longer applies to him. Mr. Kleinman is required to protect the confidential information of Apollo both during and after employment. In addition, during employment and for 24 months after employment, he is obligated to refrain from soliciting our employees, investors or other business relations, and, during employment and for 18 months thereafter, from competing with us in a business that manages or invests in assets substantially similar to those invested in or managed by Apollo or its affiliates.
We may terminate Mr. Zelter’s employment with or without cause, and we will provide 90 days’ notice (or payment in lieu of such period of notice) prior to a termination without cause. Mr. Zelter is required to provide 90 days’ notice prior to a resignation for any reason. Upon his termination of employment by reason of death or disability, Mr. Zelter will vest in 50% of his then-unvested RSUs and restricted shares. Upon his termination by the Company other than for cause, Mr. Zelter will vest in 50% of his then-unvested restricted shares and RSUs he received in respect of certain performance fee entitlements and, upon such a termination or a resignation with good reason, Mr. Zelter will vest in 100% of the time-vesting RSUs granted to him in December 2021. All additional vesting of RSUs subject to the Company’s receipt of performance fees within prescribed periods remains subject to those requirements. If Mr. Zelter’s employment is terminated without cause or he resigns for any reason, he will also be entitled to retain his vested dedicated performance fee rights. During his employment and for 24 months thereafter, he is also obligated to refrain from soliciting our employees, investors or other business relations, and, during his employment and for 18 months thereafter, from competing with us in a business that manages or invests in assets substantially similar to those invested in or managed by Apollo or its affiliates.
If Mr. Kelly’s employment is terminated by us without cause or he resigns for good reason, he will be entitled to severance of six months’ base pay and reimbursement of health insurance premiums paid in the six months following his employment termination. If his employment is terminated by us without cause, he will vest in 50% of any unvested portion of his restricted shares. If Mr. Kelly’s employment is terminated by reason of death or disability, he will vest in 50% of any unvested portion of his RSUs, restricted shares and dedicated performance fee rights that are subject to vesting. All additional vesting of RSUs subject to the receipt of performance fees within prescribed periods remains subject to those requirements. If Mr. Kelly’s employment is terminated without cause, or he resigns, he will be entitled to retain his dedicated performance fee rights that are subject to vesting to the extent then vested. We may terminate Mr. Kelly’s employment with or without cause, and we will provide 90 days’ notice (or payment in lieu of such period of notice) prior to a termination without cause. Mr. Kelly is required to give us 90 days’ notice prior to a resignation for any reason. He is required to protect the confidential information of Apollo both during and after employment. In addition, Mr. Kelly is obligated to refrain from soliciting our employees until 18 months after employment, from soliciting our investors or other business relations until 12 months after employment and from competing with us until nine months after employment.
Prior to his entering into the retirement agreement discussed above in the Compensation Discussion and Analysis, Mr. Civale’s employment was terminable with or without cause, and we were obligated to provide 90 days’ notice (or payment in lieu of such period of notice) prior to a termination without cause. Mr. Civale was (and is) required to provide 90 days’ notice prior to a resignation for any reason. Before entering into his retirement agreement, upon his termination of employment by reason of death or disability, Mr. Civale would have vested in 50% of his then-unvested RSUs, restricted shares and dedicated performance fee rights that were subject to vesting. Upon his termination by the Company other than for cause, Mr. Civale would have vested in 50% of his then-unvested restricted shares and RSUs he received in respect of certain performance fee entitlements. Under a grant of performance RSUs Mr. Civale received in 2018, if his employment were terminated by Apollo without cause prior to January 1, 2023, he would have received prorated vesting (based on the number of months worked in the year of termination) of the RSUs scheduled to vest on the next January 1 vesting date. Mr. Civale is required to protect the confidential information of Apollo both during and after employment. In addition, he is obligated to refrain from soliciting our employees until 18 months after employment, from soliciting our investors or other business relations until 12 months after employment and from competing with us until nine months after employment.
The named executive officers’ obligations during and after employment were considered by the executive committee and, in the case of Messrs. Rowan, Kleinman and Zelter, the Ad Hoc Compensation Committee in determining appropriate post-employment payments and benefits for the named executive officers.
The following table lists the estimated amounts that would have been payable to each of our named executive officers in connection with a termination that occurred on the last day of our last completed fiscal year and the value of any additional equity that would vest upon such termination. When listing the potential payments to named executive officers under the plans and agreements described above, we have assumed that the applicable triggering event occurred on December 31, 2021, and that the price per share was $72.43, which is equal to the closing price of Class A shares on such date. For purposes of this table, RSU values are based on the $72.43 closing price.

Name	Reason for Employment Termination	Estimated Value of Cash Payments ($)(1)	Estimated Value of Equity Acceleration ($)(2)
Marc Rowan	Cause	—	—
	Death, disability	—	—
Leon Black	Cause	—	—
	Death, disability	—	—
Scott Kleinman	Without cause(4)	—	151,233,985
	Death, disability	—	126,709,151
James Zelter	Without cause(4)	—	145,703,918
	Death, disability	—	155,575,258
Martin Kelly	Without cause	512,553	74,567
	Death, disability	—	9,578,940
Anthony Civale(3)	Without cause	—	4,319,001
	Death, disability	—	21,478,972

(1)    This amount would have been payable to the named executive officer had his employment been terminated by the Company without cause (and other than by reason of death or disability) or for good reason on December 31, 2021.
(2)    This amount represents the additional equity vesting that the named executive officer would have received had his employment terminated in the circumstances described in the column “Reason for Employment Termination,” on December 31, 2021, based on the closing price of a Class A share on such date. For this purpose, awards that are subject to performance vesting conditions have been treated as having attained such conditions. Please see our “Outstanding Equity Awards at Fiscal Year-End” table above for information regarding the named executive officer’s unvested equity as of December 31, 2021.
(3)    As discussed above under “Compensation Discussion and Analysis—Post-2021 Events,” Mr. Civale entered into a retirement agreement on February 3, 2022. Consequently, if Mr. Civale were to satisfy the retention conditions under the retirement agreement, he would remain eligible to retain his equity awards reflected in the “Outstanding Equity Awards at Fiscal Year-End” table above that are unvested as of his anticipated January 6, 2023 retirement date.
(4)    Solely for the December 2021 time-vesting RSU awards, also includes a termination by the executive for good reason.
CEO to Median Employee Pay Ratio
SEC rules require companies to disclose the ratio of the total annual compensation of the principal executive officer (“PEO”) to the total annual compensation of the median employee (calculated excluding the PEO), and permit the registrant to annualize the compensation of the person who was the PEO on the date selected for identifying the median employee, which in our case was Mr. Rowan, and our ratio is as follows:
Mr. Rowan’s total compensation as PEO, on an annualized basis: $302,310
Median employee total annual compensation: $215,817
Ratio of PEO to median employee total annual compensation: 1.4
In determining the median employee, we prepared a list of all employees as of December 31, 2021. Consistent with applicable rules, we used reasonable estimates in the methodology used to identify the median employee. We determined the median employee by reviewing the base salary paid in 2021, the annual cash bonus paid in 2021 and the value of the equity awards received in 2021 by employees other than the PEO. After we determined the median employee, we calculated the median employee’s total annual compensation in the same manner in which we calculated the total annual compensation of the PEO. As noted above under “Note on Distributions on AGM Shares,” in 2021, Mr. Rowan received distributions on his AOG Units that are distributions on equity rather than compensation, and accordingly are not included here.
Director Compensation
We do not pay additional remuneration to our employee directors for their service on our board of directors.
On February 17, 2021, following review of our independent director compensation and with a view to attract and retain qualified directors for our board of directors, the executive committee of our board of directors approved certain increases to the fees and awards paid, and other benefits granted, to independent directors.
In 2021, following such review, effective (a) for new directors, as of the effective date of their appointment to our board of directors, and (b) for then-incumbent directors, retroactively as of January 1, 2021, each independent director received (i) a base annual director fee of $150,000, (ii) an additional annual director fee of $100,000 for serving as our board of directors’ Lead Independent Director or Non-Executive Chair, (iii) an annual director fee of $25,000 for each committee of the board of directors for which he or she served as a member and (iv) an additional annual director fee of $25,000 (incremental to the fee described in (iii) above) for each committee of the board of directors on which he or she served as the Chairperson. We also agreed to provide the Lead Independent Director or Non-Executive Chair with administrative assistance and office space as reasonably necessary to perform his or her duties. Walter Joseph (Jay) Clayton III was appointed Non-Executive Chair of our board of directors effective March 21, 2021, and prior to that time served as Lead Independent Director of our board of directors effective March 1, 2021. Following the Mergers, he became the Non-Executive Chair of the board of directors of AGM Inc.
Furthermore, each independent director initially elected to our board of directors in 2021 received a grant of RSUs with a value of $600,000 ($750,000 for the Lead Independent Director or Non-Executive Chair) that vests in equal annual installments on June 30 of each of the first, second and third years following the year that the grant is made. Incumbent independent directors who fully vested in their initial RSU award received an annual RSU award with a value of $200,000 ($250,000 for the Lead Independent Director or Non-Executive Chair) that vests on June 30 of the year following the year that the grant is made. Ms. Richards and Messrs. Ducey and Krongard received their annual RSU award on August 19, 2021. The initial election grants were made to Ms. Joyner and Messrs. Clayton and Mukherjee on March 3, 2021, to Ms. Healey and Mr. Emerson on May 26, 2021, and to Mr. Simon on August 19, 2021.
Upon the closing of the Mergers, the Company became a subsidiary of AGM Inc. and our board of directors was reduced from 12 directors to five directors, including three independent directors. Following the closing of the Mergers, our independent directors each receive an annual director fee of $25,000 for serving as a member of the audit committee of our board of directors and the chair of the audit committee receives an additional $25,000 (incremental to the fee for serving as a member of the audit committee) for serving as the chair of the audit committee. Our independent directors receive no additional compensation from us. Upon the closing of the Mergers, each of our directors also was appointed to serve as a director of AGM Inc. and the independent directors of AGM Inc. receive compensation for serving on the board of AGM Inc.
The following table provides the compensation for our independent directors during the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(4)	Total ($)
Walter (Jay) Clayton(1)	147,903	625,881	773,784
Michael Ducey	222,167	168,027	390,194
Richard Emerson(1)	84,416	529,640	614,056
Pamela Joyner(1)	87,917	500,721	588,638
Robert Kraft(2)	71,250	—	71,250
A.B. Krongard	195,735	168,027	363,762
Siddhartha Mukherjee(3)	87,917	500,721	588,638
Kerry Murphy Healey(1)	83,242	529,640	612,882
Pauline Richards	161,506	168,027	329,533
David Simon(1)	56,667	504,180	560,847
(1) Stepped down from the board of directors at the AAM Merger Effective Time.
(2) Resigned from the board of directors on April 6, 2021.
(3) Board term ended October 1, 2021.
(4) Represents the aggregate grant date fair value of stock awards granted, as applicable, computed in accordance with FASB ASC Topic 718. See note 13 to our consolidated financial statements for further information concerning the assumptions made in valuing our RSU awards. The amounts shown do not reflect compensation actually received by the independent directors, but instead represent the aggregate grant date fair value of the awards. Unvested director RSUs are not entitled to dividends or dividend equivalents. As of December 31, 2021, each of our independent directors held RSUs that were unvested and outstanding.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Following the Mergers, which were consummated on January 1, 2022, AGM Inc. directly holds all of our issued and outstanding common stock. As a result, other than AGM Inc., there are no beneficial owners of more than five percent of any class of our voting securities and our management does not hold any of our shares of common stock.
However, members of our management beneficially own shares of common stock of AGM Inc., our parent. Pursuant to the requirements of Item 403 of Regulation S-K, the following table sets forth information regarding the beneficial ownership of AGM Inc.’s common stock as of February 18, 2022 by (i) each of our directors, (ii) each person who is a named executive officer for 2021 and (iii) all directors and executive officers as a group.
The number of shares of AGM Inc.’s common stock issued and outstanding and the percentages of beneficial ownership are based on 573,323,409 shares of AGM Inc.’s common stock issued and outstanding as of February 22, 2022.
Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, each person named in the table below has sole voting and investment power with respect to all of the shares of AGM Inc.’s common stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table and pursuant to applicable community property laws. Unless otherwise indicated, the address of each person named in the table is c/o Apollo Global Management, Inc., 9 West 57th Street, New York, NY 10019.

	Common Stock Beneficially Owned
	Number	Percentage
Directors and Executive Officers:
Leon Black(1)	67,776,773	11.8%
Scott Kleinman(2)	3,810,387	*
Marc Rowan(1)	35,082,816	6.1%
James Zelter(1)(3)	3,869,019	*
Mike Ducey(4)	59,200	*
Alvin Bernard Krongard(5)	430,209	*
Pauline Richards	72,371	*
Anthony Civale(1)	1,226,410	*
Martin Kelly	213,173	*
All directors and executive officers as a group (eight persons)	9,705,266	1.7%
*Represents less than 1%

(1)    The number of shares presented are directly and indirectly held by vehicles over which the named individual exercises voting and investment control.
(2)    The number of shares presented are directly and indirectly held by vehicles over which the named individual exercises voting and investment control. The number of shares also includes shares held by a vehicle owned by the named individual and a trust for the benefit of the named individual’s descendants and for which the named individual’s father acts as trustee; the named individual disclaims beneficial ownership of the securities held by this vehicle except to the extent of his direct or indirect pecuniary interest.
(3)    Includes 124,942 shares which were gifted to JVZ Foundation, an entity over which the reporting person exercises voting and investment control but over which he retains no pecuniary interest.
(4)    Includes 2,616 shares held by two trusts for the benefit of the named individual’s grandchildren, for which the named individual and several of his immediate family members are trustees and have shared investment power. The named individual disclaims beneficial ownership of the shares held in the trusts, except to the extent of his pecuniary interest therein. Also includes 5 shares held by a trust, an entity for which the named individual and his spouse have shared voting and investment power.
(5)    Includes 250,000 shares held by a trust for the benefit of the named individual’s children, for which the named individual’s children are the trustees. The named individual disclaims beneficial ownership with respect to such shares, except to the extent of his pecuniary interest therein.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Merger with Athene
On January 1, 2022 (the “Merger Effective Date”), AAM and Athene Holding Ltd., a Bermuda exempted company (“AHL”), completed the previously announced merger transactions pursuant to the Agreement and Plan of Merger, dated as of March 8, 2021 (the “Merger Agreement”), by and among AAM, AHL, Apollo Global Management, Inc. (f/k/a Tango Holdings, Inc.) (“AGM”), Blue Merger Sub, Ltd., a Bermuda exempted company and a direct wholly-owned subsidiary of AGM (“AHL Merger Sub”), and Green Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of AGM (“AAM Merger Sub”). Effective as of 1:00 a.m. Eastern Time on the Merger Effective Date (the “AAM Merger Effective Time”), AAM Merger Sub merged with and into AAM (the “AAM Merger”), with AAM continuing as a subsidiary of AGM. Effective as of 1:01 a.m. Eastern Time on the Merger Effective Date (the “AHL Merger Effective Time”), AHL Merger Sub merged with and into AHL (the “AHL Merger” and, together with the AAM Merger, the “Mergers”), with AHL continuing as a subsidiary of AGM. As a result of the Mergers, AAM and AHL became subsidiaries of AGM.
Shareholders Agreement
We were parties to an Amended and Restated Shareholders Agreement with our Former Managing Partners. The Shareholders Agreement provided the Former Managing Partners with certain rights with respect to the approval of certain matters, as well as registration rights for our securities that they own. On January 1, 2022, in connection with the closing of the Mergers, AGM entered into a Stockholders Agreement with the Former Managing Partners and certain affiliates of the Former Managing Partners (the “Stockholders Agreement”). In connection with the entry into the Stockholders Agreement, the Amended and Restated Shareholders Agreement was terminated in its entirety in accordance with its terms by the parties thereto.
Roll-Up Agreements
Pursuant to the Roll-Up Agreements, the Contributing Partners received interests in AP Professional Holdings, L.P. (“Holdings”), which we refer to as AOG Units (as defined below), in exchange for their contribution of assets to the Apollo

Operating Group. In connection with the closing of the Mergers, the Roll-Up Agreements were amended to remove all covenants and agreements contained therein other than provisions relating to certain previously consummated roll-up transactions and the litigation cooperation covenant and to add certain matters relating to AAM’s tax receivable agreement.
Exchange Implementation Agreement
On December 31, 2021, in connection with the restructuring that occurred prior to the closing of the AAM Merger, AGM and certain other persons entered into an Exchange Implementation Agreement (the “Exchange Implementation Agreement”) with certain holders of Apollo Operating Group (as defined in the amended and restated certificate of incorporation of AGM) units (“AOG Units”). Pursuant to the Exchange Implementation Agreement, such holders of AOG Units exchanged a portion of such AOG Units for AGM shares concurrently with the consummation of the Mergers. Additionally, under the Exchange Implementation Agreement, on December 31, 2021, the remainder of the AOG Units held by such holders were sold and transferred to APO Corp., a wholly-owned consolidated subsidiary of AAM, in exchange for an amount equal to $3.66 multiplied by the total number of AOG Units held by such holders as of immediately prior to the restructuring. Such amount is payable over a period of three years in equal quarterly installments.
Amended and Restated Exchange Agreement
On July 29, 2020, we entered into the Seventh Amended and Restated Exchange Agreement (the “exchange agreement”) with the Apollo Principal Entities defined therein and the Apollo Principal Holders defined therein. The exchange agreement provided holders of AOG units, which include the Former Managing Partners and the Contributing Partners, the ability to exchange their AOG units for our Class A shares upon shorter notice periods in connection with sales of Class A shares and the ability to establish a trading plan pursuant to Rule 10b5-1(c) of the Exchange Act (a “10b5-1 Plan”) using AOG units.
In connection with the entry into the Exchange Implementation Agreement, the exchange agreement was terminated in its entirety in accordance with its terms by the parties thereto.
Amended and Restated Tax Receivable Agreement
Prior to the consummation of our corporate reorganization on January 1, 2022, and subject to certain restrictions, each of our Former Managing Partners and Contributing Partners had the right to exchange the AOG Units that they held through their partnership interests in Holdings (together with the corresponding interest in our former Class B share) for our Class A shares in a taxable exchange. Each of the Apollo Operating Group entities having made an election under Section 754 of the Internal Revenue Code, any such taxable exchanges, as well as acquisitions of units from our Former Managing Partners or Contributing Partners, resulted in an adjustment to the tax basis of a portion of the assets owned by the Apollo Operating Group at the time of the exchange. These taxable exchanges resulted in increases in the tax depreciation and amortization deductions from depreciable and amortizable assets, as well as an increase in the tax basis of other assets, of the Apollo Operating Group that otherwise would not have been available. A portion of these increases in tax depreciation and amortization deductions, as well as the increase in the tax basis of such other assets, will reduce the amount of tax that we would otherwise be required to pay in the future.
We have entered into a tax receivable agreement with our Former Managing Partners and Contributing Partners that provides for the payment by us to our Former Managing Partners or Contributing Partners of 85% of the amount of actual cash savings, if any, in U.S. Federal, state, local and foreign income tax that we realize (or are deemed to realize in the case of an early termination payment by us or a change of control) as a result of these increases in tax deductions and tax basis, and certain other tax benefits, including imputed interest expense, related to payments pursuant to the tax receivable agreement. We expect to benefit from the remaining 15% of actual cash savings, if any, in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of the applicable Apollo Operating Group entity as a result of the transaction and had we not entered into the tax receivable agreement. The tax savings achieved may not ensure that we have sufficient cash available to pay our tax liability or generate additional distributions to our investors. Also, we may need to incur additional debt to repay the tax receivable agreement if our cash flow needs are not met. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless we exercise the right to terminate the tax receivable agreement by paying an amount based on the present value of payments remaining to be made under the agreement with respect to units that have been exchanged or sold. Such present value will be determined based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions that would have arisen from the increased tax deductions and tax basis and other benefits related to the tax receivable agreement.
The IRS could challenge our claim to any increase in the tax basis of the assets owned by the Apollo Operating Group that resulted from the exchanges entered into by the Former Managing Partners or Contributing Partners. The IRS could also challenge any additional tax depreciation and amortization deductions or other tax benefits (including deductions for imputed interest expense associated with payments made under the tax receivable agreement) that we claimed as a result of, or in connection with, such increases in the tax basis of such assets. If the IRS were to successfully challenge a tax basis increase or tax benefits we previously claimed from a tax basis increase, our Former Managing Partners and Contributing Partners would not be obligated under the tax receivable agreement to reimburse us for any payments previously made to them (although any future payments would be adjusted to reflect the result of such challenge). As a result, in certain circumstances, payments could be made to our Former Managing Partners and Contributing Partners under the tax receivable agreement in excess of 85% of our actual aggregate cash tax savings. In general, estimating the amount of payments that may be made to our Former Managing Partners and Contributing Partners under the tax receivable agreement is by its nature, imprecise, in the absence of an actual transaction, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis and the amount and timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including, but not limited to, the timing and amount of our future income.
For the year ended December 31, 2021, we made payments totaling $39,883,550 to our Former Managing Partners and executive officers (or to their estate planning vehicles) pursuant to the tax receivable agreement, related to tax benefits treated as realized thereunder by APO Corp. in 2020. Those payments included the following amounts: $10,548,835 for Mr. Black, $12,502,569 for Mr. Harris, $12,680,477 for Mr. Rowan, $290,564 for Mr. Kleinman, and $131,169 for Mr. Zelter. In connection with these payments, the Company made a pro rata distribution to APO Corp. and the Non-Controlling Interest Holders in the Apollo Operating Group, which resulted in Messrs. Black, Harris, Rowan, Kleinman, and Zelter (or their estate planning vehicles) ultimately receiving the following additional amounts: $16,549,131, $9,082,645, $6,719,237, $420,721, and $416,453, respectively.
Employment Arrangements
Please see the section entitled “Item 11. Executive Compensation—Narrative Disclosure to the Summary Compensation Table and Grants of Plan-Based Awards Table” and “—Potential Payments upon Termination or Change in Control” for a description of the employment agreements of our named executive officers who have employment agreements.
In addition, Joshua Black, a son of Leon Black, is currently employed by the Company as a Partner in the Company’s financial institutions group. He is entitled to receive a base salary, incentive compensation and employee benefits comparable to those offered to similarly situated employees of the Company. He is also eligible to receive an annual performance-based bonus in an amount determined by the Company in its discretion.
Relationships and Related Party Transactions Involving Apollo or its Affiliates
Effective January 1, 2022, as a result of the closing of the merger with Athene, AGM Inc. owns all of our outstanding shares of common stock. See note 18 to the financial statements included in this annual report for further information. Through our longstanding relationship with Athene, we assist Athene in identifying and capitalizing on acquisition opportunities that have been critical to Athene’s ability to significantly grow its business. James R. Belardi, the Athene Chief Executive Officer and a member of Athene’s board of directors, is a member of the board of directors and executive officer of AGM Inc. and the Chief Executive Officer of ISG, one of our subsidiaries that, together with Apollo, manages Athene’s investments. He receives remuneration from acting as Chief Executive Officer of ISG. In addition, Mr. Belardi owns a 5% profits interest in ISG and in connection with such interest receives a specified percentage of other fee streams earned by Apollo, including sub-allocation fees. Mr. Belardi is also a director of the general partner of ISG. Three of Athene’s other directors, Messrs. Lohr, Michelini, and Rowan, also serve as directors of the general partner of ISG. Additionally, six of Athene’s directors, including Mr. Belardi, are employees of or consultants of us or our affiliates. The total amounts Athene incurred, directly and indirectly, from us and our affiliates were $936 million for the year ended December 31, 2021. Such amounts include (1) fees associated with investment management agreements, which exclude sub-advisory fees paid to ISG, one of our subsidiaries, for the benefit of third-party sub-advisors but include fees charged by us to third-party cedants with respect to assets supporting obligations reinsured to Athene (such fees directly reduce the settlement payments that Athene receives from the third-party cedant and, as such, Athene, as beneficiaries of the services performed, indirectly pays such fees), (2) fees associated with fund investments, which include total management fees, carried interest (including unrealized but accrued carried interest fees) and other fees on Apollo-managed funds and Athene’s other alternative investments, and (3) other fees resulting from shared services, advisory and other agreements with us or our affiliates; net of fees incurred directly and indirectly attributable to ACRA, based upon the economic ownership of the noncontrolling interest in ACRA.
Investment Management Relationships
Substantially all of Athene’s invested assets are managed by us pursuant to investment management agreements (“IMAs”). We provide a full array of asset and portfolio management services to Athene. As of December 31, 2021, Athene had $212.5 billion of investments, including related parties.
As of December 31, 2021, our investment professionals managed substantially all of the assets in the accounts owned by Athene or in accounts supporting reinsurance ceded to Athene’s subsidiaries by third-party issuers in a number of asset classes, including investment grade corporate credit, RMBS, high yield credit, commercial mortgage loans, CLOs, CMBS, and certain asset-backed securities (“ABS”).
Fee Structure
Under the fee agreement with ISG, Athene pays us a base management fee of (1) 0.225% per year of the lesser of (A) the aggregate market value of substantially all of the assets in substantially all of the Athene Accounts as of December 31, 2018 of $103.4 billion (“Backbook Value”) and (B) the aggregate market value of substantially all of the assets in the Athene Accounts at the end of the respective month, plus (2) 0.15% per year of the amount, if any, by which the aggregate market value of substantially all of the assets in the Athene Accounts at the end of the respective month exceeds the Backbook Value subject to certain adjustments. Additionally, Athene pays a sub-allocation fee based on specified asset class tiers ranging from 0.065% to 0.70% of the market value with the higher percentages in this range for asset classes that are designed to have more alpha generating abilities.
For the year ended December 31, 2021, Athene paid us management fees, inclusive of base and sub-allocation fees, of $592 million.
From time to time, Athene participates in transactions in which one or more service providers affiliated with Apollo provide certain advisory services, such as structuring, capital markets advisory, syndication and/or other related services, and receive fees for such services (collectively, “Apollo ASP Fees”). In 2021, Athene participated in 12 such transactions and bore the economic cost of approximately $25.9 million of Apollo ASP Fees. From time to time, Athene may receive certain upfront fees and/or fee rebates, in respect of its participation in such transactions. Affiliates of Apollo also earn additional fees paid by funds or other collective investment vehicles in which Athene is invested for management and other services provided by such affiliates of Apollo to such funds and investment vehicles.
Termination of ACRA System Investment Management or Advisory Agreements with Apollo
The investment management or advisory agreements between Athene and our applicable subsidiary have no stated term and may be terminated by either our applicable subsidiary, Athene, or the relevant Athene subsidiary, as applicable, upon notice at any time. However, the Athene bye-laws currently provide that, with respect to IMAs covering assets backing reserves and surplus in ACRA, whether from internal reinsurance, third party reinsurance, or inorganic transactions (“ACRA System IMA”), among Athene or any of its subsidiaries, on the one hand, and ISG (one of our subsidiaries), on the other hand, Athene may not, and will cause its subsidiaries not to, terminate any ACRA System IMA among Athene or any of its subsidiaries, on the one hand, and our applicable subsidiary, on the other hand, other than on June 4, 2023 or any two year anniversary of such date (each such date, an “IMA Termination Election Date”) and any termination on an IMA Termination Election Date requires (i) the approval of two-thirds of Athene’s Independent Directors (as defined in Athene’s bye-laws) and (ii) prior written notice to our applicable subsidiary of such termination at least 30 days, but not more than 90 days, prior to an IMA Termination Election Date. If Athene’s Independent Directors make such election to terminate and notice of such termination is delivered, the termination will be effective no earlier than the second anniversary of the applicable IMA Termination Election Date (“IMA Termination Effective Date”). Notwithstanding the foregoing, Athene’s board of directors may only terminate an ACRA System IMA on an IMA Termination Election Date for “AHL Cause” as defined in Athene’s bye-laws and pursuant to the provisions set forth therein.
Athene’s organizational documents give Athene’s Independent Directors complete discretion, while acting in good faith, as to whether to determine if an AHL Cause event has occurred with respect to any ACRA System IMA with our applicable subsidiary.
The boards of directors of Athene’s subsidiaries may terminate an ACRA System IMA with our applicable subsidiary relating to the applicable Athene subsidiary if such subsidiary’s board of directors determines that such termination is required in the exercise of its fiduciary duties.
Fund Investments
We invest certain of Athene’s assets in investment funds or other collective investment vehicles whose general partner, managing member, investment manager or collateral manager is owned, directly or indirectly, by us or by one or more of our subsidiaries (the “Apollo Fund Investments”). Apollo Fund Investments comprised 79.4% of Athene’s net alternative investment portfolio as of December 31, 2021. Athene opportunistically allocates 5-10% of the assets in the Athene Accounts to alternative investments. As of December 31, 2021, 4.5% of Athene’s net invested assets were invested in Apollo Fund Investments. Fees related to such invested assets varied from 0% per annum to 2% per annum with respect to management fees and 0% to 20% of profits for carried interest, subject in many cases to preferred return hurdles.

The Apollo Fund Investments, net of ACRA noncontrolling interests, consisted of the following:

	As of December 31, 2021
(in millions)	Invested Asset Value	Percentage of Total
Differentiated investments:
Athora	$743	9%
MidCap	666	8
Wheels/Donlen(1)	590	8
Catalina	442	6
Venerable	219	3
A-A Mortgage	32	—
Other	690	8
Total differentiated investments	3,382	42
Real assets(2)	2,045	27
Credit funds	1,148	15
Private equity(3)	1,242	16
Other	20	—
Total net Apollo Fund Investments	$7,837	100%
(1)    Wheels, Inc. (“Wheels”) merged with Donlen LLC (“Donlen”) in October 2021.
(2)     Includes $1,846 million of real estate fund investments.
(3)     Includes $304 million of natural resources fund investments.

As of December 31, 2021, 16.4% of Athene’s total investments, including related parties and consolidated VIEs, are comprised of securities, including investment funds, in which we or one of our affiliates has significant influence or control over the issuer of a security or the sponsor of the investment fund. The following table summarizes Athene’s cash flow activity related to these investments for the period presented below:

(in millions)	For the Year Ended December 31, 2021
Sales, maturities and repayments	$6,639
Purchases	(13,407)
MidCap
Athene holds significant investments in MidCap. In addition, one of Athene’s directors, Hope Taitz, currently serves on the board of MidCap. The following summarizes Athene’s net invested assets in MidCap:

(in millions)	As of December 31, 2021
Profit participating notes and redeemable preferred stock	$666
Senior unsecured notes	145
Total MidCap net invested assets	$811
For the year ended December 31, 2021, Athene earned income of $74.0 million on the profit participating notes, redeemable preferred stock and senior unsecured notes.
Additionally, Athene had made loans directly to MidCap Financial to which subsidiaries of MidCap succeeded as borrower. In 2013, Athene entered into a subordinated debt facility with MidCap Financial Holdings, LLC (“MidCap Financial”) with a principal amount of $245 million and a maturity date of July 2018. In connection with the restructuring of MidCap Financial into MidCap in January 2015, subsidiaries of MidCap Financial succeeded as borrower under the subordinated debt facility, and the maturity date of the facility was extended to January 2022. In January 2016, the subordinated debt facility was amended and restated in connection with new loans made by third-party lenders. During the second quarter 2021, the principal balance of the MidCap subordinated debt facility of $330 million was repaid and Athene received $19 million as a result of the early repayment. For the year ended December 31, 2021, Athene earned income of $15 million in connection with the subordinated debt facility.

MidCap may also originate or source loans that Athene purchases directly. Additionally, during the year ended December 31, 2021, Athene purchased a net $251 million in ABS and CLO securities issued by MidCap affiliates (includes purchases made by third-party cedants with respect to assets backing obligations reinsured to Athene). As is customary practice for loan originators, MidCap may retain a percentage of the origination fees on the loans Athene purchases that are paid by the borrowers and may also act as agent for the lenders under the related loan agreements.
Athora
Athene has an investment in Athora’s equity which Athene holds as an investment fund and, as of December 31, 2021, represented 10% of the aggregate voting power of and 17% of the economic interest in Athora. During the year ended December 31, 2021, Athene also invested in Athora’s non-redeemable preferred stock. The following table summarizes Athene’s investments in Athora:

(in millions)	As of December 31, 2021
Non-redeemable preferred stock	$171
Investment fund	743
Total investment in Athora	$914
Athene also has a Cooperation Agreement (Cooperation Agreement), dated January 1, 2018, between Athene and Athora. Pursuant to the Cooperation Agreement, among other things, (1) for a period of 30 days from the receipt of notice of a cession, Athene has the right of first refusal to reinsure (a) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (b) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by Athene’s insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) Athene provides Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the United Kingdom) and (4) Athora provides Athene and its subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the United Kingdom. Notwithstanding the foregoing, pursuant to the Cooperation Agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the Cooperation Agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the Cooperation Agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of December 31, 2021, Athene had not exercised its right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.
As of December 31, 2021, Athene had outstanding funding agreements in the aggregate principal amount of $63 million issued to Athora. Athene also had commitments to make additional equity investments in Athora of $512 million as of December 31, 2021.
Third Party Sub-Advisory Agreements
In the limited instances in which we desire to invest in asset classes for which we do not possess the investment expertise or sourcing abilities required to manage the assets, or in instances in which we make the determination that it is more effective or efficient to do so, we mandate third-party sub-advisors to invest in such asset classes, and Athene reimburses us for fees paid to such sub-advisors. For the year ended December 31, 2021, Athene reimbursed us $3.4 million of sub-advisory fees for the benefit of third-party sub-advisors.
Reinsurance of Voya Financial, Inc. and Investment in VA Capital Company LLC and Debt Financing to Venerable Holdings, Inc.
In December 2017 a consortium of investors, led by our affiliates, and certain other investors including Athene, agreed to purchase Venerable Insurance and Annuity Company (“VIAC”), including its closed block variable annuity segment, and create a newly formed standalone entity, Venerable, to be the holding company of VIAC. On June 1, 2018, Athene entered into reinsurance agreements with VIAC and ReliaStar Life Insurance Company (RLI), pursuant to which Athene reinsured a block of fixed and fixed indexed annuity liabilities from VIAC and RLI (FA Business Reinsurance Agreements). The aggregate reserves of VIAC and RLI that are subject to the FA Business Reinsurance Agreements as of June 1, 2018 were approximately $19 billion. As consideration for the transactions contemplated by the FA Business Reinsurance Agreements, Athene paid to VIAC and RLI an aggregate ceding commission of approximately $396 million. All of the business ceded by VIAC to ALRe was recaptured by VIAC as of December 31, 2019.

Immediately following such recapture, VIAC ceded to AARe all of the recaptured business previously reinsured by ALRe. VIAC was acquired by Venerable on June 1, 2018. Athene has a minority equity investment in VA Capital, the parent of Venerable, which was $219 million as of December 31, 2021. Additionally, as of December 31, 2021, Athene held $222 million, 15-year term loan receivables from Venerable, which are held at principal balance less allowances.
On June 1, 2021, Apollo Hybrid Value Fund, L.P., AA Direct, L.P. and certain entities affiliated with Athora, collectively through an acquisition vehicle, AP Violet, L.P. (“AP Violet”), along with Crestview and Reverence agreed to acquire a portion of the minority equity investment in VA Capital from Athene and us. As a result, during the year ended December 31, 2021, Athene sold portions of its equity investment for $124 million, of which $25 million was deferred consideration, to Crestview, Reverence and AP Violet.
Strategic Partnership
Athene has an agreement pursuant to which Athene may invest up to $2.875 billion in funds managed by our entities. Fees for such investments payable by Athene to us are designed to be more favorable to Athene than market rates, and consistent with Athene’s existing alternative investments, investments made under this strategic partnership remain subject to Athene’s existing governance processes, including approval by its conflicts committee, where applicable. During the year ended December 31, 2021, Athene invested a net $131 million under this strategic partnership.
PK AirFinance
During the fourth quarter of 2019, we and Athene purchased PK AirFinance (“PK”), an aviation lending business, from GE. In connection with this transaction, Athene acquired PK’s in-force loan portfolio (“Aviation Loans”). The Aviation Loans are generally fully secured by aircraft leases and aircraft. We acquired the PK loan origination platform, including personnel and systems, for $30 million, pursuant to certain agreements entered into between us, Athene, and certain entities managed by us (collectively, “PK Transaction Agreements”). The existing Aviation Loans were acquired and securitized by a newly formed SPV for which we act as ABS manager (“ABS-SPV”). The ABS-SPV issued tranches of senior notes (“Senior Notes”) and subordinated notes (“Subordinated Notes”), which are secured by the Aviation Loans. In connection with the acquisition of the existing Aviation Loans by the ABS-SPV, (1) a tranche of senior notes was acquired by third-party investors and (2) Athene purchased mezzanine tranches of the Senior Notes and the Subordinated Notes.
In addition to the investment in the Senior Notes and Subordinated Notes, Athene also has a right to acquire, whether directly, through the ABS- SPV or through a similar vehicle, all Aviation Loans originated by PK (“Forward Flow Loans”). All of our servicing and administrative costs and expenses (determined at cost, without mark-up) that are incurred in connection with the sourcing, origination, servicing and maintaining the Forward Flow Loans, net of any service fees and servicing and administrative cost and expense reimbursement amounts received directly from the ABS-SPV or other entities investing in the Forward Flow Loans will be allocated to, and reimbursed by the ABS-SPV or Athene, as applicable, subject to an agreed-upon annual cap.
In addition to the payment of the expenses described in the preceding paragraph and the base management fee paid to us on all assets managed by us, the investees in the ABS-SPV including Athene have paid or expect to pay the following fees to us or certain service providers that are affiliates of, or are companies managed by, us in connection with the PK Transaction Agreements:
(A) To us, sub-allocation fees on the Senior Notes based on the sub-allocation rates applicable to Yield Assets and sub-allocation fees on the Subordinated Notes based on the sub-allocation rates applicable to High Alpha Assets.
(B) To Redding Ridge, a company in which certain funds managed by us have an interest, as consideration for assistance with the structuring, monitoring, support and maintenance of the securitization transactions, a one-time structuring fee of $1.6 million, as well as ongoing support fees equal to 1.5 bps on the total capitalization amount and certain other fees, which may become due upon the occurrence of certain events; and
(C) To Merx Aviation Servicing Limited, a portfolio company of a vehicle managed by Apollo, with respect to certain diligence, technical support and enforcement, remarketing and restructuring services with respect to the existing Aviation Loans and the Forward Flow Loans, a one-time servicing fee of $1 million, as well as certain special situations fees, which may become due upon the occurrence of certain events.
During the year ended December 31, 2021, Athene paid us $7.6 million of services reimbursements relating to PK.

Wheels/Donlen
Athene has a limited partnership investment in Athene Freedom Holdings LP, for which one of our affiliates is the general partner. Athene Freedom Holdings LP indirectly invests in Wheels and Donlen. Additionally, Athene owns ABS and corporate debt securities issued by Wheels and Donlen. The following summarizes the net invested assets in Wheels/Donlen:

(in millions)	As of December 31, 2021
AFS or trading securities	$1,891
Investment fund	590
Total Wheels/Donlen net invested assets	$2,481
Additionally, during the year ended December 31, 2021, as part of the funding of the Wheels acquisition, Athene entered into a short-term loan of $2,634 million with Donlen, which was also repaid during the period, and additionally purchased and sold $680 million of Wheels securities.
Challenger
On July 6, 2021, Athene and us agreed to acquire up to an 18% minority interest in Challenger Ltd. (“Challenger”) from an existing shareholder, 3% of which was subject to customary Australian Prudential Regulation Authority approval, which was obtained in December 2021. When combined with other Challenger shares acquired by Athene and us, the acquisition resulted in a total minority economic interest of 18% for approximately A$795 million (or U.S.$568 million) as of December 31, 2021. Challenger is an annuity provider and credit manager publicly traded on the Australian Stock Exchange.
ACRA
ACRA 1A was initially formed as a wholly owned subsidiary of ALRe with the objective of raising third-party capital for the purpose of pursuing inorganic transactions, pension group annuity transactions and certain flow reinsurance transactions (“Qualifying Transactions”). On September 11, 2019, ALRe entered into a Framework Agreement with ACRA (“Framework Agreement”), in connection with which ACRA received capital commitments from ALRe and certain funds managed by us referred to collectively as ADIP.
On October 1, 2019, ALRe sold 67% of its economic interests in ACRA to ADIP for $575 million. The shares held by ADIP are non-voting. The shares held by ALRe represent 100% of the voting power and, as of October 1, 2019, 33% of the economic interests in ACRA. In connection with the sale of ACRA economic interests to ADIP, ALRe entered into a shareholders agreement (“ALRe Shareholders Agreement”) with ACRA and ADIP. The terms of the Framework Agreement and the ALRe Shareholders Agreement were approved by the disinterested directors of Athene’s board of directors, acting under authority granted by Athene’s board of directors.
To ensure that ACRA continues to qualify for certain benefits under the income tax treaty between the U.S. and the U.K. (“U.K. Treaty”), the ALRe Shareholders Agreement includes a mechanism to adjust the economic ownership interests of ACRA. On April 1, 2020, ALRe purchased 14,000 newly issued ACRA shares (“True-up Shares”) for $65.6 million, which resulted in ALRe holding 36.55% of the economic interests in ACRA. The remaining 63.45% of the economic interests in ACRA are held by ADIP. If it is subsequently determined that ALRe’s ownership percentage may be reduced from its current ownership percentage to a percentage not less than 33% without causing ACRA to fail to qualify for U.K. Treaty benefits, then ACRA may redeem all or a portion of the True-up Shares. It is possible that (1) one or more additional purchases may be necessary in the future, and (2) one or more such redemptions may be subsequently effected.
On December 31, 2021, ALRe, through its subsidiary Athene Asset LP (“AALP”), and ADIP contributed all of their shares of ACRA 1A to Athene Co-Invest Reinsurance Affiliate Holding Ltd., a newly-formed subsidiary of Athene (“ACRA HoldCo”), in exchange for an equal number of shares of ACRA HoldCo (the “ACRA Restructuring”). As a result of the ACRA Restructuring, ACRA 1A became a wholly owned subsidiary of ACRA HoldCo, ALRe (indirectly through AALP) holds 36.55% of the economic interests and 100% of the voting interests of ACRA HoldCo, and the remaining 63.45% of the economic interests in ACRA HoldCo are held by ADIP. ACRA HoldCo’s board of directors will at all times consist of the same members as the board of directors of ACRA 1A.
In connection with the ACRA Restructuring, on December 31, 2021, (1) ALRe and ACRA 1A amended and restated the Framework Agreement (“Amended and Restated Framework Agreement”), pursuant to which ACRA had received capital commitments from ALRe and ADIP, in order to, among other things, reflect the ACRA Restructuring and resulting changes in ACRA 1A’s ownership structure, as well as changes to reflect that Athene is a subsidiary of AGM Inc. following completion of the Mergers, and (2) ALRe and AALP entered into that certain Amended and Restated Shareholders Agreement with ACRA 1A, ACRA HoldCo and ADIP, which primarily includes changes to reflect the ACRA Restructuring and resulting changes in ownership structure of ACRA 1A, as well as changes to reflect that Athene is a subsidiary of AGM Inc. following completion of the Mergers, and to provide for the governance structure at ACRA HoldCo, which is substantially similar to the governance structure of ACRA 1A.
During a commitment period ranging from approximately three to five years, ACRA has the right to participate in substantially all Qualifying Transactions. ALRe may also offer ACRA the right to participate in flow reinsurance transactions with existing third-party counterparties and reinsurance transactions involving new funding agreements from time to time, subject to certain conditions. ACRA’s election to participate in Qualifying Transactions is determined by ACRA’s Transaction Committee, which is a committee of the board of directors of ACRA comprised of Athene’s representatives and those of AGM. If ACRA elects not to participate in a Qualifying Transaction, Athene will have the right to pursue such Qualifying Transaction without ACRA. ACRA’s right to participate in Qualifying Transactions is subject to capital requirements and other terms and conditions.
In connection with each Qualifying Transaction in which ACRA elects to participate (each, a “Participating Transaction”), ACRA will generally pay ALRe a fee (“Wrap Fee”) on the reserves of the assumed or acquired business. The Wrap Fee is expected to be approximately 15 basis points per year, based on a scale which increases from 10 basis points as the portion of the reserves economically attributed to ADIP increases.
In general, (a) on or about the 10th anniversary of the effective date of any Participating Transaction (other than a flow reinsurance transaction) or (b) on or about the 10th anniversary of the date on which reinsurance is terminated as to new business under any Participating Transaction that is a flow reinsurance transaction (which would occur no later than the end of the commitment period), ALRe or its applicable affiliate has the right (“Commutation Right”) to terminate ACRA’s participation in such Participating Transaction based on a book value pricing mechanism and subject to ADIP’s ability to reject the commutation if a minimum return with respect to such Participating Transaction is not achieved. If ALRe does not exercise the Commutation Right with respect to a Participating Transaction, then ACRA’s obligation to pay the Wrap Fee in connection with such Participating Transaction will terminate, and, subject to certain exceptions (and the applicable terms and conditions of the Framework Agreement and related transaction documents), ALRe will be required to pay ACRA a fee calculated in the same manner as the Wrap Fee. In addition, if ACRA fails to satisfy minimum aggregate capital requirements, ALRe has the right to recapture or assign to another of Athene’s subsidiaries a portion of the business retroceded to ACRA (and/or any of its insurance or reinsurance subsidiaries) to the extent necessary to cure such failure.
As of December 31, 2021, ALRe and Athene Life Re International Ltd. had retroceded to ACRA $51.9 billion of reserve liabilities. In connection with future Participating Transactions, ACRA will draw from ADIP and from ALRe their respective share of the amount of capital necessary to consummate such Participating Transactions. The terms of any Participating Transaction may vary from the terms described above upon mutual agreement of Athene and the ACRA Transaction Committee.
Effective as of January 1, 2022, a quota share of certain of Athene’s retail annuity business issued on or after such date will be retroceded to a subsidiary of ACRA 1A.
ACRA’s board of directors currently consists of thirteen directors. ALRe has nominated eight directors to serve on the ACRA board: (1) one is the Chairman, (2) one is a representative of Apollo, (3) two are representatives of Athene, (4) two are representatives of both Apollo and Athene and (5) two are independent directors. ADIP and its investors have nominated five directors to serve on the ACRA board, four of which are independent directors.
During the year ended December 31, 2021, Athene received capital contributions of $758 million from ADIP. As of December 31, 2021, ADIP had raised approximately $3.3 billion in capital commitments, of which $1.3 billion was available to deploy into future Qualifying Transactions. In addition, ACRA pays a monthly fee to us for asset management services in an amount equal to the marginal base investment management fees and sub-allocation fees Athene pays to us pursuant to the Fee Agreement.
Strategic Transaction with Athene
On October 27, 2019, Athene, AGM Inc. and the entities that form the Apollo Operating Group entered into a transaction agreement pursuant to which Athene issued, on February 28, 2020, 35,534,942 AHL Class A Common Shares to certain subsidiaries of the Apollo Operating Group in exchange for (i) issuance by the Apollo Operating Group of 29,154,519 non-voting equity interests of the Apollo Operating Group to Athene and (ii) $350 million in cash. See note 15 to the consolidated financial statements for further information regarding the strategic transaction with Athene. As of December 31, 2021, Athene’s investment in us was $2,112 million. Subsequent to the Mergers, Athene’s investment in the Apollo Operating Group was distributed to AGM Inc.
Shared Service Agreements
Athene has entered into shared services agreements with ISG. Under these agreements, Athene and ISG make available to each other certain personnel and services. Expenses for such services are based on the amount of time spent on the affairs of the other party in addition to actual expenses incurred and cost reimbursements. These shared services agreements can be terminated for any reason upon thirty days’ notice. The shared services agreements can also be terminated immediately with respect to a specific party in the event of the insolvency by another party to the agreements, among other things.
Investment Portfolio Trades with Affiliates
From time to time, we execute cross trades which involve the purchase or sale of assets in a transaction between Athene, on the one hand, and a third party or an Apollo affiliated entity, in either case, to which we or our affiliate acts in an investment advisor, general partner, managing member, collateral manager or other advisory or management capacity, on the other hand. In addition, from time to time, Athene may purchase or sell securities from or to related parties, other than through a cross trade transaction. For the year ended December 31, 2021, the aggregate value of such transactions where Athene acquired investments from related parties amounted to $415 million. For the year ended December 31, 2021, Athene sold $636 million of investments to related parties.
Commercial Mortgage Loan Servicing Agreements
Athene has entered into commercial mortgage loan servicing agreements with us. Pursuant to these agreements, Athene engaged us to (1) assist with the origination of and provide servicing of, commercial loans that Athene owns or in which Athene participates, which are secured by mortgages, deeds of trust or documents of similar effect encumbering certain real property and commercial improvements thereon and (2) provide for management and sale of real estate owned properties.
Advisory Services Agreement
On August 23, 2016, Athene entered into an advisory services agreement (“Advisory Services Agreement”) with AMH. Pursuant to the Advisory Services Agreement, AMH or certain other of our affiliates may provide certain non-exclusive management, consulting, financial and other advisory services to Athene and its subsidiaries. Such services, which differ from those covered under the Athene IMAs and the Fee Agreement, involve advice and recommendations related to future acquisitions, capital market activities and strategic priorities (including growth). We and our affiliates do not charge Athene or its subsidiaries for their services and may determine not to provide any services. We and our affiliates have the right to request a fee for any service we provide; however, such a request is subject to prior approval by Athene or the applicable subsidiary. Athene is responsible for all reasonable third-party out-of-pocket expenses incurred by us or our affiliates related to the services we offer and provides such entities indemnification against any loss or liability arising out of the Advisory Services Agreement. The Advisory Services Agreement is effective until December 31, 2025. For the year ended December 31, 2021, Athene paid or reimbursed us or our affiliates $5.1 million in out-of- pocket expenses pursuant to the Advisory Services Agreement.
Effective as of January 1, 2022, the Advisory Services Agreement was terminated, and, we entered into a services agreement (the “New Services Agreement”) with AGM Inc. and Athene, which provides a framework pursuant to which each of the Company, AGM Inc. and Athene may in its sole discretion provide (or cause its direct or indirect subsidiaries to provide) services to one another on a non-exclusive basis following completion of the Mergers. Pursuant to the New Services Agreement, any party may request that another party provide finance, investor relations, legal, compliance, consulting, investment professional, executive, administrative and other services to the requesting party. The provision of any services pursuant to the New Services Agreement will be subject to the mutual agreement of the service recipient and the service provider, and the service recipient will be required to pay fees and expenses to the service provider as may be mutually agreed by such service recipient and service provider. In addition, the service recipient will be required to indemnify the service provider against any loss or liability arising out of the services provided by the service provider pursuant to the New Services Agreement.
Rackspace Global Services Agreement
Athene has a global services agreement with Rackspace US, Inc. (“Rackspace”), a portfolio company of a fund managed by Apollo, pursuant to which Rackspace provides Athene with certain information technology services. The term of the agreement is three years and during the year ended December 31, 2021, Athene paid or accrued $2.0 million for services rendered.
Firm Use of Private Aircraft
In the normal course of business, our personnel have made use of aircraft owned as personal assets by entities controlled by Messrs. Black, Rowan and Harris. Messrs. Black, Rowan and Harris paid for their respective purchases of the aircraft and bear all operating, personnel and maintenance costs associated with their operation for personal use. Payments by us for the business use of these aircraft by Messrs. Black, Rowan and Harris and other of our personnel are determined based on a specified hourly rate. In 2021, we made payments of $522,146, $615,316 and $186,327 for the use of such aircraft owned by entities controlled by Messrs. Black, Rowan and Harris, respectively.

Apollo Management Holdings, L.P. (“AMH") leases an aircraft from time to time for business use from Bank of Utah, not in its individual capacity but solely as owner trustee ("BOU"), of an aircraft beneficially owned by MarCar 5000 LLC ("MarCar"), a company beneficially owned by Marc Rowan. For its flights under the lease, AMH pays rent to BOU and pays the costs to hire flight crew and operate the aircraft. The agreements were approved by the Conflicts Committee of the Board based on the Company's interest in ensuring the safety and security of Mr. Rowan for his business flights for the Company. AMH also receives a waiver of liability claims from Mr. Rowan, MarCar and BOU. During the 2021 fiscal year, AMH paid rent of $344,798 under the lease, and paid additional costs of $203,091 for flight crew, fuel and operational expenses for its business use of the aircraft.
Investments in Apollo Funds
Our directors and executive officers are generally permitted to invest their own capital (or capital of estate planning vehicles controlled by them or their immediate family members) directly in our funds and affiliated entities. In general, such investments are not subject to management fees, and in certain instances, may not be subject to performance fees. The opportunity to invest in our funds in this manner is available to all of the senior Apollo professionals and to those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws. From our inception through December 31, 2021, our professionals have committed or invested approximately $1.7 billion of their own capital to our funds.
The amount invested in our investment funds by our directors and executive officers (and their immediate family members or estate planning vehicles controlled by them or their immediate family members) during 2021 was $1,069,976, $1,705, $15,003,410, $19,359,236, $2,550,773, $1,498,996, $8,949,694, $5,643,791, $449,448, $3,004,140, and $167,381 for Messrs. Black, Harris, Rowan, Kleinman, Zelter, Kelly, Suydam, Civale, Ducey, Kraft, and Ms. Richards, respectively. The amount of distributions on their fund investments, including profits and return of capital to our directors and executive officers (and, in some cases, their immediate family members or certain estate planning vehicles controlled by them or their immediate family members) during 2021 was $4,224,286, $766,586, $20,629,200, $16,400,244, $9,775,250, $1,235,308, $6,091,168, $4,080,637, $1,050,873, $3,743,284 and $80,463 for Messrs. Black, Harris, Rowan, Kleinman, Zelter, Kelly, Suydam, Civale, Ducey, Kraft, and Ms. Richards, respectively.
Sub-Advisory Arrangements and Strategic Investment Accounts
From time to time, we have entered into sub-advisory arrangements with, or established strategic investment accounts for, certain of our directors and executive officers or vehicles they manage. Such arrangements have been approved in advance in accordance with our policy regarding transactions with related persons. In addition, such sub-advisory arrangements or strategic investment accounts have been entered into with, or advised by, an Apollo entity serving as investment advisor registered under the Investment Advisers Act, and any fee arrangements, if applicable, have been on an arms-length basis. The amount of such fees paid by our directors and executive officers or vehicles they manage to the Company during 2021 was $524,142 for Mr. Harris and $48,271 for Mr. Rowan.
Irrevocable Proxy with Tiger Global Management
The Class A shares of AAM that were beneficially owned (the “Subject Shares”) by advisory clients of Tiger Global Management, LLC and/or its related persons’ proprietary accounts (“Tiger”), were subject to an irrevocable proxy pursuant to which AGM Management, LLC, our former Class C Stockholder, had the right to vote all of such Subject Shares at any meeting of our stockholders and in connection with any written consent of our stockholders as determined in the sole discretion of AGM Management LLC. The proxy terminated in 2021 in accordance with its terms on the first date Tiger did not own more than 10% of our outstanding Class A shares.
Indemnification of Directors, Officers and Others
Under our Certificate of Incorporation, in most circumstances we will indemnify the following persons, to the fullest extent permitted by law, from and against all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts: AGM Management, LLC in its capacity as the manager of Apollo Global Management, LLC (the “Former Manager”) and in its capacity as the former Class C Stockholder; any person who is or was an affiliate of the Former Manager; any person who is or was a member, partner, tax matters partner, partnership representative, officer, director, employee, agent, fiduciary or trustee of us or our subsidiaries, the Former Manager or any affiliate of us or our subsidiaries, the Former Manager; any person who was serving at the request of the Former Manager or any affiliate of the Former Manager as an officer, director, employee, member, partner, tax matters partner, agent, fiduciary or trustee of another person; or any person designated by our board of directors as permitted by applicable law.
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
We have also agreed to indemnify each of our Former Managing Partners and certain other of our current and former professionals against certain amounts that they are required to pay either in connection with a general partner obligation for the return of previously made performance fee distributions or a loan received in lieu of carried interest distributions, in each case, with respect to Fund IV, Fund V and Fund VI.
Statement of Policy Regarding Transactions with Related Persons
Our board of directors has adopted a written Related Person Transaction Policy (the “RPT policy”), which addresses the review, approval, ratification and disclosure of all related person transactions by our Audit Committee. In accordance with the RPT policy, our Audit Committee has overall responsibility for the implementation of, and compliance with, the RPT policy.
For purposes of the RPT policy, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and the amount involved exceeded, exceeds or will exceed $120,000 in any fiscal year and in which any related person (as defined in the RPT policy) had, has or will have a direct or indirect material interest that is required to be disclosed pursuant to Item 404 of Regulation S-K under the Exchange Act. A “related person transaction” does not include any employment relationship or transaction involving an executive officer and any related compensation resulting solely from that employment relationship that has been reviewed and approved by our board of directors or a committee of our board.
The RPT policy requires that notice of a proposed related person transaction be provided to our General Counsel prior to entry into such transaction. If our General Counsel determines that such transaction is a related person transaction, the proposed transaction will be submitted for consideration (a) to our Audit Committee at its next meeting, or (b) if not practicable or desirable to wait until the next Audit Committee meeting, to the Chair of our Audit Committee.
Our Audit Committee may approve only those related person transactions that are in, or not inconsistent with, our best interests. In the event that we become aware of a related person transaction that has not been previously reviewed, approved or ratified under the RPT policy and that is ongoing or is completed, the transaction will be submitted to our Audit Committee so that it may determine whether to continue, modify or terminate the related person transaction.
The RPT policy also provides that our Audit Committee review certain previously approved or ratified related person transactions that are ongoing, and have a remaining term of more than six months, to determine whether the related person transaction remains in the best interests of the Company and its stockholders. Additionally, the General Counsel or their designee will make periodic inquiries of directors and executive officers with respect to any potential related person transaction of which they may be a party or of which they may be aware.
The RPT policy provides that certain enumerated ordinary course categories of transactions are deemed pre-approved or ratified by our Audit Committee under the terms of the RPT policy, even if the aggregate amount involved will exceed $120,000.
Director Independence
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
While our board of directors is currently comprised of a majority of independent directors, we plan on availing ourselves of the controlled company exceptions. We have elected not to have a nominating and corporate governance committee comprised entirely of independent directors, nor a compensation committee comprised entirely of independent directors. Our board of directors has determined that three of our five directors meet the independence standards under the NYSE and the SEC. These directors are Messrs. Ducey and Krongard and Ms. Richards.

At such time that we are no longer deemed a controlled company, our board of directors will take all action necessary to comply with all applicable rules within the applicable time period under the NYSE listing standards.
See Item 10. “Directors, Executive Officers and Corporate Governance—Independence and Composition of Our Board of Directors” for additional information on director independence.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities").

	For the Year Ended December 31, 2021
	AGM Inc.	AGM Funds (1)	Total
	(in thousands)
Audit fees (2)	$7,084	$24,370	$31,454
Audit-related fees (3)	1,672	1,354	3,026
Tax fees
Tax compliance fees	6,639	33,195	39,834
Tax advisory fees	4,025	2,240	6,265
Total tax fees	10,664	35,435	46,099
Total fees	$19,420	$61,159	$80,579

	For the Year Ended December 31, 2020
	AGM Inc.	AGM Funds (1)	Total
	(in thousands)
Audit fees (2)	$6,881	$21,300	$28,181
Audit-related fees (3)	824	1,680	2,504
Tax fees
Tax compliance fees	6,690	33,822	40,512
Tax advisory fees	2,104	2,618	4,722
Total tax fees	8,794	36,440	45,234
Total fees	$16,499	$59,420	$75,919
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

3.1
Second Amended and Restated Certificate of Incorporation of Apollo Asset Management, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 3, 2022 (File No. 001-35107)).

3.2
Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Apollo Asset Management, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 11, 2022 (File No. 001-35107)).

3.3
Second Amended and Restated Bylaws of Apollo Asset Management, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 3, 2022 (File No. 001-35107)).

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

10.15
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

+10.19
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

10.23
Fourth Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings VIII, L.P. dated as of March 19, 2018 (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-Q for the period ended June 30, 2018 (File No. 001-35107)).

10.24
Fourth Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings IX, L.P. dated as of March 19, 2018 (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-Q for the period ended June 30, 2018 (File No. 001-35107)).

10.25
Third Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings X, L.P. dated as of March 19, 2018 (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-Q for the period ended June 30, 2018 (File No. 001-35107)).

10.26
Third Amended and Restated Exempted Limited Partnership Agreement of Apollo Principal Holdings XII, L.P. dated as of March 19, 2018 (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-Q for the period ended June 30, 2018 (File No. 001-35107)).

10.27
Fourth Amended and Restated Limited Partnership Agreement of Apollo Management Holdings, L.P. dated as of October 30, 2012 (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-Q for the period ended March 31, 2013 (File No. 001-35107)).

10.28
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

*10.29	Form of Indemnification Agreement.

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

+10.32
Form of Restricted Share Unit Award Agreement under the Apollo Global Management, LLC 2007 Omnibus Equity Incentive Plan (for Performance Grants) (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10-K for the period ended December 31, 2018 (File No. 001-35107).

+10.33
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

+10.36
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

*10.38	Form of Independent Director Engagement Letter.

+10.39	Employment Agreement with Martin Kelly, dated July 2, 2012 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

*+10.40	Letter Agreement with Scott Kleinman, dated December 1, 2021.

*+10.41	Restricted Share Unit Award Agreement with Scott Kleinman, dated as of December 1, 2021.

*+10.42	Restricted Share Unit Award Agreement with Scott Kleinman, dated as of December 1, 2021.

*+10.43	Restricted Share Unit Award Agreement with Scott Kleinman, dated as of December 1, 2021.

*+10.44	Letter Agreement with James Zelter, dated December 1, 2021.

*+10.45	Restricted Share Unit Award Agreement with James Zelter, dated as of December 1, 2021.

*+10.46	Restricted Share Unit Award Agreement with James Zelter, dated as of December 1, 2021.

*+10.47	Restricted Share Unit Award Agreement with James Zelter, dated as of December 1, 2021.

*+10.48	Letter Agreement with Marc Rowan, dated December 31, 2021.

+10.49	Roll-Up Agreement with Scott Kleinman, dated as of July 13, 2007 (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-K for the period ended December 31, 2018 (File No. 001-35107)).

+10.50
Amendment to Roll-Up Agreement with Scott Kleinman, dated July 29, 2020 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the period ended June 30, 2020 (File No. 001-35107)).

*+10.51	Amendment to Roll-Up Agreement with Scott Kleinman, dated as of January 1, 2022.

+10.52	Roll-Up Agreement with James Zelter, dated as of July 13, 2007 (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.53	Amendment to Roll-Up Agreement with James Zelter, dated July 29, 2020 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the period ended June 30, 2020 (File No. 001-35107)).

*+10.54	Amendment to Roll-Up Agreement with James Zelter, dated as of January 1, 2022.

+10.55
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

+10.57
Amended and Restated Limited Partnership Agreement of Apollo Advisors VI, L.P., dated as of April 14, 2005 and amended as of August 26, 2005 (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.58
Third Amended and Restated Limited Partnership Agreement of Apollo Advisors VII, L.P. dated as of July 1, 2008 and effective as of August 30, 2007 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.59
Third Amended and Restated Limited Partnership Agreement of Apollo Credit Opportunity Advisors I, L.P., dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.60
Third Amended and Restated Limited Partnership Agreement of Apollo Credit Opportunity Advisors II, L.P., dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.61
Third Amended and Restated Limited Partnership Agreement of Apollo Credit Liquidity Advisors, L.P., dated January 12, 2011 and made effective as of July 14, 2009 (incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-K for the period ended December 31, 2013 (File No. 001-35107)).

+10.62
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

+10.64
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

+10.68
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

+10.72
Second Amended and Restated Agreement of Limited Partnership of Apollo Credit Opportunity Advisors III (APO FC), L.P., dated as of December 18, 2014 (incorporated by reference to Exhibit 10.56 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

+10.73
Form of Award Letter under Second Amended and Restated Agreement of Limited Partnership of Apollo Credit Opportunity Advisors III (APO FC), L.P. (incorporated by reference to Exhibit 10.57 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

+10.74
Amended and Restated Agreement of Limited Partnership of Apollo Global Carry Pool Aggregator, L.P., dated May 4, 2017 and effective as of July 1, 2016 (incorporated by reference to Exhibit 10.61 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107)).

+10.75
Form of Award Agreement for Apollo Global Carry Pool Aggregator, L.P. (incorporated by reference to Exhibit 10.62 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107))

+10.76
Form of Letter Agreement under the Amended and Restated Limited Partnership Agreement of Apollo ANRP Advisors II, L.P. dated March 2, 2017 and effective as of August 21, 2015 (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 10-Q for the period ended June 30, 2017 (File No. 001-35107)).

+10.77
Form of Award Letter under the Amended and Restated Limited Partnership Agreement of Apollo ANRP Advisors II, L.P. dated March 2, 2017 and effective as of August 21, 2015 (incorporated by reference to Exhibit 10.64 to the Registrant’s Form 10-Q for the period ended June 30, 2017 (File No. 001-35107)).

+10.78
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

+10.80
Fourth Amended and Restated Exempted Limited Partnership Agreement of Apollo Advisors IX, L.P., dated August 8, 2018 and effective as of June 29, 2018 (incorporated by reference to Exhibit 10.70 to the Registrant’s Form 10-Q for the period ended September 30, 2018 (File No. 001-35107)).

+10.81	Form of Award Letter for Apollo Advisors IX, L.P. (incorporated by reference to Exhibit 10.71 to the Registrant’s Form 10-Q for the period ended September 30, 2018 (File No. 001-35107)).

+10.82
Amended and Restated Limited Partnership Agreement of Apollo Special Situations Advisors, L.P., dated as of February 15, 2017 and effective as of March 18, 2016 (incorporated by reference to Exhibit 10.80 to the Registrant’s Form 10-K for the period ended December 31, 2018 (File No. 001-35107).

+10.83
First Amended and Restated Agreement of Exempted Limited Partnership of Financial Credit Investment Advisors I, L.P., dated as of March 13, 2013 and effective as of January 7, 2011 (incorporated by reference to Exhibit 10.81 to the Registrant’s Form 10-K for the period ended December 31, 2018 (File No. 001-35107).

+10.84
Amended and Restated Agreement of Exempted Limited Partnership of Financial Credit Investment Advisors II, L.P., dated as of June 12, 2014 and effective as of January 1, 2014 (incorporated by reference to Exhibit 10.82 to the Registrant’s Form 10-K for the period ended December 31, 2018 (File No. 001-35107).

+10.85
Amended and Restated Limited Partnership Agreement of AAA Life Re Carry, L.P., dated as of October 15, 2009 (incorporated by reference to Exhibit 10.94 to the Registrant’s Form 10-K for the period ended December 31, 2020 (File No. 001-35107)).

10.86
Credit Agreement, dated as of November 23, 2020, by and among Apollo Management Holdings, L.P., as the Revolving Facility Borrower, the guarantors party thereto from time to time, the lenders party thereto from time to time, the issuing banks party thereto from time to time and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.98 to the Registrant’s Form 10-K for the period ended December 31, 2020 (File No. 001-35107)).

10.87
First Amendment to Credit Agreement, dated as of May 10, 2021, by and among Apollo Management Holdings, L.P., the guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended June 30, 2021 (File No. 001-35107)).

*†10.88
Second Amendment to Credit Agreement, dated as of December 3, 2021, by and among Apollo Management Holdings, L.P., the guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent.

+10.89
Amended and Restated Agreement of Exempted Limited Partnership of Apollo Global Carry Pool Aggregator III, L.P., dated June 29, 2020 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the period ended June 30, 2020 (File No. 001-35107)).

+10.90
Form of Award Agreement for Apollo Global Carry Pool Aggregator III, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the period ended June 30, 2020 (File No. 001-35107)).

+10.91
Amended and Restated Exempted Limited Partnership Agreement of Apollo EPF Advisors III, L.P., dated December 16, 2017 and effective as of November 30, 2016 (incorporated by reference to Exhibit 10.101 to the Registrant’s Form 10-K for the period ended December 31, 2020 (File No. 001-35107)).

+10.92	Form of Award Agreement for Apollo EPF Advisors III, L.P. (incorporated by reference to Exhibit 10.102 to the Registrant’s Form 10-K for the period ended December 31, 2020 (File No. 001-35107)).

+10.93
Amended and Restated Exempted Limited Partnership Agreement of Financial Credit Investment Advisors III, L.P., dated March 1, 2019 and effective as of June 17, 2016 (incorporated by reference to Exhibit 10.103 to the Registrant’s Form 10-K for the period ended December 31, 2020 (File No. 001-35107)).

+10.94
Form of Award Agreement for Financial Credit Investment Advisors III, L.P. (incorporated by reference to Exhibit 10.104 to the Registrant’s Form 10-K for the period ended December 31, 2020 (File No. 001-35107)).

+10.95
Amended and Restated Exempted Limited Partnership Agreement of Apollo Infra Equity Advisors (IH UT), L.P., dated as of February 25, 2020 and effective as of January 1, 2020 (incorporated by reference to Exhibit 10.105 to the Registrant’s Form 10-K for the period ended December 31, 2020 (File No. 001-35107)).

+10.96
Amended and Restated Exempted Limited Partnership Agreement of Apollo Infra Equity Advisors (APO DC UT), L.P., dated as of February 25, 2020 and effective as of January 1, 2020 (incorporated by reference to Exhibit 10.106 to the Registrant’s Form 10-K for the period ended December 31, 2020 (File No. 001-35107)).

+10.97
Form of Award Agreement for Apollo Infra Equity Advisors (APO DC UT), L.P. and Apollo Infra Equity Advisors (IH UT), L.P (incorporated by reference to Exhibit 10.107 to the Registrant’s Form 10-K for the period ended December 31, 2020 (File No. 001-35107)).

+10.98
Amended and Restated Agreement of Exempted Limited Partnership of Apollo Hybrid Value Advisors, L.P., dated as of February 1, 2019 and effective as of May 7, 2018 (incorporated by reference to Exhibit 10.108 to the Registrant’s Form 10-K for the period ended December 31, 2020 (File No. 001-35107)).

+10.99	Form of Award Agreement for Apollo Hybrid Value Advisors, L.P. (incorporated by reference to Exhibit 10.109 to the Registrant’s Form 10-K for the period ended December 31, 2020 (File No. 001-35107)).

+10.100
Amended and Restated Exempted Limited Partnership Agreement of Apollo Global Carry Pool Aggregator IV, L.P., dated January 28, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the period ended March 31, 2021 (File No. 001-35107)).

+10.101
Form of Award Agreement for Apollo Global Carry Pool Aggregator IV, L.P. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the period ended March 31, 2021 (File No. 001-35107)).

+10.102
Second Amended and Restated Exempted Limited Partnership Agreement of Apollo ADIP Advisors, L.P., dated June 12, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended June 30, 2021 (File No. 001-35107)).

+10.103	Form of Award Letter for Apollo ADIP Advisors, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the period ended June 30, 2021 (File No. 001-35107)).

+10.104
Amended and Restated Exempted Limited Partnership Agreement of Apollo FIG Carry Pool Aggregator, L.P., dated February 25, 2019, effective December 12, 2018 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the period ended June 30, 2021 (File No. 001-35107)).

+10.105	Form of Award Agreement for Apollo FIG Carry Pool Aggregator, L.P. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the period ended June 30, 2021 (File No. 001-35107)).

*10.106	Exchange Implementation Agreement, dated December 31, 2021, by and among Apollo Global Management, Inc. and certain other persons and certain holders of Apollo Operating Group.

*21.1	Subsidiaries of Apollo Global Management, Inc.

*31.1	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a).

*31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1
Audited Financial Statements of Athene Holding Ltd. as of and for the year Ended December 31, 2021 (included in the Annual Report on Form 10-K of Athene Holding Ltd. for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on February 25, 2022).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
†	Certain information contained in this agreement has been omitted because it is not material and is the type that the registrant treats as private or confidential.

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

Apollo Asset Management, Inc.
(Registrant)

Date: February 25, 2022	By:	/s/ Martin Kelly
		Name:	Martin Kelly
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Scott Kleinman	Co-President and Director	February 25, 2022
Scott Kleinman	(co-principal executive officer)

/s/ James Zelter	Co-President and Director	February 25, 2022
James Zelter	(co-principal executive officer)

/s/ Martin Kelly	Chief Financial Officer	February 25, 2022
Martin Kelly	(principal financial officer)

/s/ Louis-Jacques Tanguy	Chief Accounting Officer	February 25, 2022
Louis-Jacques Tanguy	(principal accounting officer)

/s/ Michael Ducey	Director	February 25, 2022
Michael Ducey

/s/ AB Krongard	Director	February 25, 2022
AB Krongard

/s/ Pauline Richards	Director	February 25, 2022
Pauline Richards