Form 10-Q
period 2022-03-31
Apollo Asset Management, Inc.
filed 2022-05-10
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 001-35107

APOLLO ASSET MANAGEMENT, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-8880053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 West 57th Street, 42nd Floor
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
Securities registered pursuant to Section 12(g) of the Act: None

As of May 7, 2022, there were 1,000 shares of common stock of the Registrant outstanding.

Forward-Looking Statements
This quarterly report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, its liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this quarterly report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “target” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to the impact of COVID-19, the impact of energy market dislocation, market conditions, and interest rate fluctuations, generally, our ability to manage our growth, our ability to operate in highly competitive environments, the performance of the funds we manage, our ability to raise new funds, the variability of our revenues, earnings and cash flow, our dependence on certain key personnel, the accuracy of management’s assumptions and estimates, our use of leverage to finance our businesses and investments by the funds we manage, changes in our regulatory environment and tax status, litigation risks and our ability to recognize the benefits expected to be derived from the merger with Athene Holding Ltd. (“Athene”), among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on February 25, 2022 (the “2021 Annual Report”), as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.
Terms Used in This Report
On January 1, 2022, Apollo Global Management, Inc. completed the previously announced merger transactions with Athene (the “Mergers”). Upon the closing of the Mergers, Apollo Global Management, Inc. was renamed Apollo Asset Management, Inc. (“AAM”) and became a subsidiary of Tango Holdings, Inc., and Tango Holdings, Inc. was renamed Apollo Global Management, Inc. (“AGM ”).
In this quarterly report, references to “Apollo,” “we,” “us,” “our,” and the “Company” refer collectively to AAM and its subsidiaries. References to “Class A shares” refer to the Class A common stock, $0.00001 par value per share, of AAM prior to the Mergers; “Class B share” refers to the Class B common stock, $0.00001 par value per share, of AAM prior to the Mergers; “Class C share” refers to the Class C common stock, $0.00001 par value per share, of AAM prior to the Mergers; “Series A Preferred shares” refers to the 6.375% Series A preferred stock of AAM; “Series B Preferred shares” refers to the 6.375% Series B preferred stock of AAM; and “Preferred shares” refers to the Series A Preferred shares and the Series B Preferred shares, collectively. In addition, references to “common stock” of the Company refer to the authorized shares of common stock, par value $0.00001 per share, of AAM following the Mergers.
The use of any defined term in this report to mean more than one entity, person, security or other item collectively is solely for convenience of reference and in no way implies that such entities, persons, securities or other items are one indistinguishable group. For example, notwithstanding the use of the defined terms "Apollo," "we", “us”, "our" and the “Company” in this report to refer to AAM and its subsidiaries, each subsidiary of AAM is a standalone legal entity that is separate and distinct from AAM and any of its other subsidiaries. Any AAM entity referenced herein is responsible for its own financial, contractual and legal obligations.
“AMH” refers to Apollo Management Holdings, L.P., a Delaware limited partnership, that is an indirect subsidiary of AAM;
“Apollo funds”, “our funds” and references to the “funds” we manage, refer to the funds (including the parallel funds and alternative investment vehicles of such funds), partnerships, accounts, including strategic investment accounts or “SIAs,” alternative asset companies and other entities for which subsidiaries of the Apollo Operating Group provide investment management or advisory services;
“Apollo Operating Group” refers to (i) the entities through which we currently operate our businesses and (ii) one or more entities formed for the purpose of, among other activities, holding certain of our gains or losses on our principal investments in the funds, which we refer to as our “principal investments”;
“Assets Under Management”, or “AUM”, refers to the assets of the funds, partnerships and accounts to which we provide investment management, advisory, or certain other investment-related services, including, without limitation, capital that such funds, partnerships and accounts have the right to call from investors pursuant to capital commitments. Our AUM equals the sum of:

(i)the net asset value, or “NAV,” plus used or available leverage and/or capital commitments, or gross assets plus capital commitments, of the yield and certain hybrid funds, partnerships and accounts for which we provide investment management or advisory services, other than certain collateralized loan obligations (“CLOs”), collateralized debt obligations (“CDOs”), and certain perpetual capital vehicles, which have a fee-generating basis other than the mark-to-market value of the underlying assets; for certain perpetual capital vehicles in yield, gross asset value plus available financing capacity;
(ii)the fair value of the investments of the equity and certain hybrid funds, partnerships and accounts we manage or advise, plus the capital that such funds, partnerships and accounts are entitled to call from investors pursuant to capital commitments, plus portfolio level financings;
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
Our AUM measure includes Assets Under Management for which we charge either nominal or zero fees. Our AUM measure also includes assets for which we do not have investment discretion, including certain assets for which we earn only investment-related service fees, rather than management or advisory fees. Our definition of AUM is not based on any definition of Assets Under Management contained in our governing documents or in any management agreements of the funds we manage. We consider multiple factors for determining what should be included in our definition of AUM. Such factors include but are not limited to (1) our ability to influence the investment decisions for existing and available assets; (2) our ability to generate income from the underlying assets in the funds we manage; and (3) the AUM measures that we use internally or believe are used by other investment managers. Given the differences in the investment strategies and structures among other alternative investment managers, our calculation of AUM may differ from the calculations employed by other investment managers and, as a result, this measure may not be directly comparable to similar measures presented by other investment managers. Our calculation also differs from the manner in which our affiliates registered with the SEC report “Regulatory Assets Under Management” on Form ADV and Form PF in various ways.
We use AUM, Gross capital deployed and Dry powder as performance measurements of our investment activities, as well as to monitor fund size in relation to professional resource and infrastructure needs;
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
We use AUM as a performance measure of investment activities of the funds we manage, as well as to monitor fund size in relation to professional resource and infrastructure needs. Non-Fee-Generating AUM includes assets on which we could earn performance fees;
“Athene Holding” or “AHL” refers to Athene Holding Ltd. (together with its subsidiaries, “Athene”), a leading retirement services company that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs, and to which Apollo, through its consolidated subsidiary Apollo Insurance Solutions Group LP (formerly known as Athene Asset Management LLC) (“ISG”), provides asset management and advisory services. Athene Holding is a subsidiary of our parent company, Apollo Global Management, Inc.;
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
“Contributing Partners” refer to those of our current and former partners and their related parties (other than Messrs. Leon Black, Joshua Harris and Marc Rowan, our co-founders) who indirectly beneficially owned (through Holdings) Apollo Operating Group units;
“Dry Powder” represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. Dry powder excludes uncalled commitments which can only be called for fund fees and expenses and commitments from Perpetual Capital Vehicles;
“Equity Plan” refers to AGM’s 2007 Omnibus Equity Incentive Plan, which effective as of July 22, 2019, was amended, restated and renamed the 2019 Omnibus Equity Incentive Plan;
“Former Managing Partners” refer to Messrs. Leon Black, Joshua Harris and Marc Rowan collectively and, when used in reference to holdings of interests in Apollo or Holdings, includes certain related parties of such individuals;

“Gross capital deployment” represents the gross capital that has been invested in investments by the funds and accounts we manage during the relevant period, but excludes certain investment activities primarily related to hedging and cash management functions at the firm. Gross capital deployment is not reduced or netted down by sales or refinancings, and takes into account leverage used by the funds and accounts we manage in gaining exposure to the various investments that they have made;
“gross IRR” of a traditional private equity or hybrid value fund represents the cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on March 31, 2022 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor;
“gross return” or “gross ROE” of a total return yield fund or the hybrid credit hedge fund is the monthly or quarterly time-weighted return that is equal to the percentage change in the value of a fund’s portfolio, adjusted for all contributions and withdrawals (cash flows) before the effects of management fees, incentive fees allocated to the general partner, or other fees and expenses. Returns for these categories are calculated for all funds and accounts in the respective strategies. Returns over multiple periods are calculated by geometrically linking each period’s return over time. Gross return and gross ROE do not represent the return to any fund investor;
“HoldCo” refers to Tango Holdings, Inc., which was subsequently renamed Apollo Global Management, Inc. in connection with the Mergers;
“Holdings” means AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership through which our Former Managing Partners and Contributing Partners indirectly beneficially owned their interests in the Apollo Operating Group units;
“inflows” represents (i) at the individual segment level, subscriptions, commitments, and other increases in available capital, such as acquisitions or leverage, net of inter-segment transfers, and (ii) on an aggregate basis, the sum of inflows across the yield, hybrid and equity strategies;
“net IRR” of a traditional private equity or hybrid value fund means the gross IRR applicable to a fund, including returns for related parties which may not pay fees or performance fees, net of management fees, certain expenses (including interest incurred or earned by the fund itself) and realized performance fees all offset to the extent of interest income, and measures returns at the fund level on amounts that, if distributed, would be paid to investors of the fund. The timing of cash flows applicable to investments, management fees and certain expenses, may be adjusted for the usage of a fund’s subscription facility. To the extent that a fund exceeds all requirements detailed within the applicable fund agreement, the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner of such fund, thereby reducing the balance attributable to fund investors. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor;
“net return” or “net ROE” of a total return yield fund or the hybrid credit hedge fund represents the gross return after management fees, performance fees allocated to the general partner, or other fees and expenses. Returns over multiple periods are calculated by geometrically linking each period’s return over time. Net return and net ROE do not represent the return to any fund investor;
“other operating expenses” within the Principal Investing segment represents expenses incurred in the normal course of business and includes allocations of non-compensation expenses related to managing the business;
“performance allocations”, “performance fees”, “performance revenues”, “incentive fees” and “incentive income” refer to interests granted to Apollo by an Apollo fund that entitle Apollo to receive allocations, distributions or fees which are based on the performance of such fund or its underlying investments;
“perpetual capital vehicles” refers to (a) assets that are owned by or related to Athene or Athora but only to the extent that origination or acquisitions of new liabilities exceed the run off driven by maturity or termination of existing liabilities, (b) assets that are owned by or related to MidCap FinCo Designated Activity Company (“MidCap”) and managed by Apollo, (c) assets of publicly traded vehicles managed by Apollo such as Apollo Investment Corporation (“AINV”), Apollo Commercial Real Estate Finance, Inc. (“ARI”), Apollo Tactical Income Fund Inc. (“AIF”), and Apollo Senior Floating Rate Fund Inc. (“AFT”), in each case that do not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law, (d) assets of Apollo Debt Solutions BDC ("ADS"), a non-traded business development company managed by Apollo, and (e) a publicly traded business development company from which

Apollo earns certain investment-related service fees. The investment management agreements of AINV, AIF and AFT have one year terms and the investment management agreement of ADS has an initial term of two years and then is subject to annual renewal. These investment management agreements are reviewed annually and remain in effect only if approved by the boards of directors of such companies or by the affirmative vote of the holders of a majority of the outstanding voting shares of such companies, including in either case, approval by a majority of the directors who are not “interested persons” as defined in the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, the investment management agreements of AINV, AIF, AFT and ADS may be terminated in certain circumstances upon 60 days’ written notice. The investment management agreement of ARI has a one year term and is reviewed annually by ARI’s board of directors and may be terminated under certain circumstances by an affirmative vote of at least two-thirds of ARI’s independent directors. The investment management or advisory arrangements between each of MidCap and Apollo, Athene and Apollo and Athora and Apollo, may also be terminated under certain circumstances. The agreement pursuant to which Apollo earns certain investment-related service fees from a non-traded business development company may be terminated under certain limited circumstances;
“Principal investing compensation” within the Principal Investing segment represents realized performance compensation, distributions related to investment income and dividends, and includes allocations of certain compensation expenses related to managing the business;
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
“Redding Ridge” refers to Redding Ridge Asset Management, LLC and its subsidiaries, which is a standalone, self-managed asset management business established in connection with risk retention rules that manages CLOs and retains the required risk retention interests; and
“traditional private equity funds” refers to Apollo Investment Fund I, L.P. (“Fund I”), AIF II, L.P. (“Fund II”), a mirrored investment account established to mirror Fund I and Fund II for investments in debt securities (“MIA”), Apollo Investment Fund III, L.P. (together with its parallel funds, “Fund III”), Apollo Investment Fund IV, L.P. (together with its parallel fund, “Fund IV”), Apollo Investment Fund V, L.P. (together with its parallel funds and alternative investment vehicles, “Fund V”), Apollo Investment Fund VI, L.P. (together with its parallel funds and alternative investment vehicles, “Fund VI”), Apollo Investment Fund VII, L.P. (together with its parallel funds and alternative investment vehicles, “Fund VII”), Apollo Investment Fund VIII, L.P. (together with its parallel funds and alternative investment vehicles, “Fund VIII”) and Apollo Investment Fund IX, L.P. (together with its parallel funds and alternative investment vehicles, “Fund IX”).

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APOLLO ASSET MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
AS OF MARCH 31, 2022 AND DECEMBER 31, 2021
(dollars in thousands, except share data)

	As of March 31, 2022	As of December 31, 2021
Assets:
Cash and cash equivalents	$1,245,606	$917,183
Restricted cash and cash equivalents	1,037,673	707,885
Investments (includes performance allocations of $3,062,672 and $2,731,733 as of March 31, 2022 and December 31, 2021, respectively)	6,970,485	11,353,580
Assets of consolidated variable interest entities:
Cash and cash equivalents	19,353	463,266
Investments, at fair value	455,621	14,737,051
Other assets	11	251,581
Due from related parties	370,434	493,826
Deferred tax assets, net	673,195	424,132
Other assets	802,051	585,901
Lease assets	606,961	450,531
Goodwill	130,112	116,958
Total Assets	$12,311,502	$30,501,894
Liabilities, Redeemable non-controlling interests and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$138,082	$145,054
Accrued compensation and benefits	110,537	130,107
Deferred revenue	132,079	119,688
Due to related parties	1,724,971	1,222,402
Profit sharing payable	1,623,854	1,444,652
Debt	2,815,348	3,134,396
Liabilities of consolidated variable interest entities:
Debt, at fair value	162	7,942,508
Notes payable	—	2,611,019
Other liabilities	1,755	781,482
Other liabilities	511,807	500,980
Lease liabilities	671,613	505,206
Total Liabilities	7,730,208	18,537,494
Commitments and Contingencies (see note 15)
Redeemable non-controlling interests:
Redeemable non-controlling interests	1,790,014	1,770,034
Stockholders’ Equity:
Apollo Asset Management, Inc. Stockholders’ Equity:
Series A Preferred Stock, 11,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	264,398	264,398
Series B Preferred Stock, 12,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	289,815	289,815

Common Stock, $0.00001 par value, 40,000,000 and 0 shares authorized as of March 31, 2022 and December 31, 2021, respectively, 1,000 and 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Class A Common Stock, $0.00001 par value, 0 and 90,000,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively, 0 and 248,896,649 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Class B Common Stock, $0.00001 par value, 0 and 999,999,999 shares authorized as of March 31, 2022 and December 31, 2021, respectively, 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class C Common Stock, $0.00001 par value, 0 and 1 share authorized as of March 31, 2022 and December 31, 2021, respectively, 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Additional paid in capital	970,498	2,096,403
Retained earnings	—	1,143,899
Accumulated other comprehensive loss	(2,527)	(5,374)
Total Apollo Asset Management, Inc. Stockholders’ Equity	1,522,184	3,789,141
Non-Controlling Interests in consolidated entities	374,620	3,813,885
Non-Controlling Interests in Apollo Operating Group	894,476	2,591,340
Total Stockholders’ Equity	2,791,280	10,194,366
Total Liabilities, Redeemable non-controlling interests and Stockholders’ Equity	$12,311,502	$30,501,894
See accompanying notes to unaudited condensed consolidated financial statements.

APOLLO ASSET MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2022	2021
Revenues:
Management fees	$522,936	$457,185
Advisory and transaction fees, net	65,786	56,348
Investment income	702,315	1,777,313
Incentive fees	5,850	3,854
Total Revenues	$1,296,887	$2,294,700
Expenses:
Compensation and benefits	734,105	886,558
Interest expense	32,993	34,799
General, administrative and other	140,363	100,387
Total Expenses	$907,461	$1,021,744
Other Income:
Net gains from investment activities	771,262	353,151
Net gains from investment activities of consolidated variable interest entities	279,455	112,594
Interest income	2,836	798
Other income (loss), net	(25,183)	(17,750)
Total Other Income	1,028,370	448,793
Income before income tax provision	1,417,796	1,721,749
Income tax provision	(134,174)	(203,246)
Net Income	1,283,622	1,518,503
Net income attributable to Non-Controlling Interests	(686,654)	(839,613)
Net Income Attributable to Apollo Asset Management, Inc.	596,968	678,890
Series A Preferred share dividends	(4,383)	(4,383)
Series B Preferred share dividends	(4,781)	(4,781)
Net Income Attributable to Apollo Asset Management, Inc. Common Stockholders	$587,804	$669,726

See accompanying notes to unaudited condensed consolidated financial statements.

APOLLO ASSET MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2022	2021
Net Income	$1,283,622	$1,518,503
Other Comprehensive Income (Loss), net of tax:
Currency translation adjustments, net of tax	(5,810)	(15,147)
Net gain from change in fair value of cash flow hedge instruments	1,976	50
Net gain (loss) on available-for-sale securities	(681)	818
Total Other Comprehensive Loss, net of tax	(4,515)	(14,279)
Comprehensive Income	1,279,107	1,504,224
Comprehensive Income attributable to Non-Controlling Interests	(679,292)	(825,849)
Comprehensive Income Attributable to Apollo Asset Management, Inc.	$599,815	$678,375

See accompanying notes to unaudited condensed consolidated financial statements.

APOLLO ASSET MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(dollars in thousands, except share data)

	Apollo Asset Management, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Apollo Asset Management, Inc. Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Stockholders’ Equity
Balance at January 1, 2021	228,873,449	1	1	$264,398	$289,815	$877,173	$—	$(2,071)	$1,429,315	$2,275,728	$1,808,220	$5,513,263
Accretion of redeemable non-controlling interests	—	—	—	—	—	(26,662)	—	—	(26,662)	—	—	(26,662)
Dilution impact of issuance of Class A Common Stock	—	—	—	—	—	(1,257)	—	—	(1,257)	—	—	(1,257)
Capital increase related to equity-based compensation	—	—	—	—	—	45,283	—	—	45,283	—	—	45,283
Capital contributions	—	—	—	—	—	—	—	—	—	820,983	—	820,983
Dividends/ Distributions	—	—	—	(4,383)	(4,781)	—	(144,282)	—	(153,446)	(39,483)	(121,400)	(314,329)
Payments related to issuances of Class A Common Stock for equity-based awards	1,419,608	—	—	—	—	—	(48,101)	—	(48,101)	—	—	(48,101)
Exchange of AOG Units for Class A Common Stock	1,929,515	—	—	—	—	13,658	—	—	13,658	—	(8,921)	4,737
Net income	—	—	—	4,383	4,781	—	669,726	—	678,890	70,578	769,035	1,518,503
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	(1,033)	(1,033)	(13,001)	(1,113)	(15,147)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	—	27	27	—	23	50
Net income on available-for-sale securities	—	—	—	—	—	—	—	491	491	—	327	818
Balance at March 31, 2021	232,222,572	1	1	$264,398	$289,815	$908,195	$477,343	$(2,586)	$1,937,165	$3,114,805	$2,446,171	$7,498,141

	Apollo Asset Management, Inc. Stockholders
	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Apollo Asset Management, Inc. Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Stockholders’ Equity
Balance at January 1, 2022	248,896,649	$264,398	$289,815	$2,096,403	$1,143,899	$(5,374)	$3,789,141	$3,813,885	$2,591,340	$10,194,366
Reverse stock split	(248,895,649)	—	—	—	—	—	—	—	—	—
Deconsolidation of VIEs	—	—	—	—		—	—	(4,607,867)	—	(4,607,867)
Accretion of redeemable non-controlling interests	—	—	—	(19,980)	—	—	(19,980)	—	—	(19,980)
Contributions	—	—	—	328,628	—	—	328,628	1,427,248	—	1,755,876
Dividends/ Distributions	—	(4,383)	(4,781)	(1,434,553)	(1,731,703)	—	(3,175,420)	(460,731)	(2,174,071)	(5,810,222)
Net income	—	4,383	4,781	—	587,804	—	596,968	210,109	476,545	1,283,622
Currency translation adjustments, net of tax	—	—	—	—	—	2,646	2,646	(8,024)	(432)	(5,810)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	882	882	—	1,094	1,976
Net loss on available-for-sale securities	—	—	—	—	—	(681)	(681)	—	—	(681)
Balance at March 31, 2022	1,000	$264,398	$289,815	$970,498	$—	$(2,527)	$1,522,184	$374,620	$894,476	$2,791,280
See accompanying notes to unaudited condensed consolidated financial statements.

APOLLO ASSET MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(dollars in thousands, except share data)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$1,283,622	$1,518,503
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity-based compensation	156,288	56,448
Depreciation and amortization	7,891	6,052
Unrealized (gains) losses from investment activities	13,236	(342,379)
Principal investment income	(158,136)	(381,966)
Performance allocations	(544,179)	(1,395,347)
Change in fair value of contingent obligations	(2,742)	5,756
(Gain) loss from change in tax receivable agreement liability	14,184	(1,941)
Deferred taxes, net	(249,068)	187,293
Non-cash lease expense	9,978	8,122
Other non-cash amounts included in net income (loss), net	(4,541)	(7,191)
Cash flows due to changes in operating assets and liabilities:
Due from related parties	670,506	30,468
Accounts payable and accrued expenses	(6,972)	10,709
Accrued compensation and benefits	(21,903)	13,908
Deferred revenue	12,123	95,663
Due to related parties	476,160	(888)
Profit sharing payable	194,646	502,539
Lease liability	—	(5,194)
Other assets and other liabilities, net	(553,130)	(3,518)
Earnings from principal investments	234,726	25,959
Earnings from performance allocations	252,369	247,554
Satisfaction of contingent obligations	(12,701)	(12,322)
Apollo Funds and VIE related:
Net realized and unrealized gains from investing activities and debt	(101,449)	(292,917)
Deconsolidation of VIEs	(743,582)	—
Purchases of investments	(2,666,619)	(1,617,959)
Proceeds from sale of investments	1,490,289	620,345
Changes in other assets and other liabilities, net	(51,466)	503,552
Net Cash Provided by (Used in) Operating Activities	$(300,470)	$(228,751)
Cash Flows from Investing Activities:
Purchases of fixed assets	$(43,542)	$(5,504)
Proceeds from sale of investments	2,694	—
Purchase of investments	(119,169)	—
Purchase of U.S. Treasury securities	(699,184)	—
Proceeds from maturities of U.S. Treasury securities	299,763	—
Cash contributions to principal investments	(125,201)	(30,646)
Cash distributions from principal investments	12,454	56,006
Issuance of related party loans	(1,143,756)	—
Repayment of related party loans	580,958	—
Other investing activities	(1,338)	(725)
Apollo Funds and VIE related:
Purchase of U.S. Treasury securities	(817,371)	(817,077)
Proceeds from maturities of U.S. Treasury	1,162,166	816,809
Net Cash Provided by (Used in) Investing Activities	$(891,526)	$18,863

Cash Flows from Financing Activities:
Dividends to Preferred Stockholders	(9,164)	(9,164)
Distributions related to AGM’s repurchase of Common Stock	(226,431)	—
Distributions related to deliveries of AGM’s Common Stock for RSUs	(138,043)	(48,101)
Dividends paid	(229,230)	(144,282)
Distributions paid to Non-Controlling Interests in Apollo Operating Group	—	(121,400)
Other financing activities, net	(1,956)	(1,186)
Apollo Funds and VIE related:
Issuance of debt	1,689,011	256,586
Principal repayment of debt	(646,366)	(200,456)
Distributions paid to Non-Controlling Interests in consolidated entities	(458,605)	(38,716)
Contributions from Non-Controlling Interests in consolidated entities	1,427,078	821,402
Proceeds from issuance of Class A Units of a SPAC	—	690,000
Payment of underwriting discounts	—	(27,730)
Net Cash Provided by (Used in) Financing Activities	$1,406,294	$1,176,953
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Funds and VIEs	214,298	967,065
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Funds and VIEs, Beginning of Period	2,088,334	2,466,531
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Funds and VIEs, End of Period	$2,302,632	$3,433,596
Supplemental Disclosure of Cash Flow Information:
Interest paid	$24,246	$28,209
Interest paid by consolidated variable interest entities	170,479	66,551
Income taxes paid	16,071	7,125
Supplemental Disclosure of Non-Cash Investing Activities:
Non-cash distributions from principal investments	$93,420	$(2,229)
Change in accrual for purchase of fixed assets	(44)	—
Non-cash strategic transactions	21,086	—
Supplemental Disclosure of Non-Cash Financing Activities:
Capital increases related to equity-based compensation	$130,302	$45,283
Issuance of restricted shares	27,872	—
Other non-cash financing activities	(681)	(1,257)
Net Assets Deconsolidated from Consolidated Variable Interest Entities and Funds:
Investments, at fair value	(16,170,171)	—
Other assets	(184,098)	—
Debt at Fair Value	9,350,378	—
Notes payable	2,611,019	—
Other liabilities	528,587	—
Non-Controlling interest in consolidated entities	4,607,867	—
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$—	$30,295
Due to related parties	—	(25,558)
Additional paid in capital	—	(4,737)
Non-Controlling Interest in Apollo Operating Group	—	8,921
Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Consolidated Statements of Financial Condition:
Cash and cash equivalents	$1,245,606	$1,717,996
Restricted cash and cash equivalents	1,037,673	707,714
Cash and cash equivalents held at consolidated variable interest entities	19,353	1,007,886
Total Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$2,302,632	$3,433,596
See accompanying notes to unaudited condensed consolidated financial statements.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

1. ORGANIZATION
Apollo Asset Management, Inc. (“AAM”, together with its consolidated subsidiaries, the “Company” or “Apollo”) is a high-growth, global alternative asset manager whose predecessor was founded in 1990. Its primary business is to raise, invest and manage funds on behalf of pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. For these investment management services, Apollo receives management fees generally related to the amount of assets managed, transaction and advisory fees, incentive fees and performance allocations related to the performance of the respective funds that it manages. As of March 31, 2022, Apollo had two primary business segments:
•Asset Management — focuses on three investing strategies: yield, hybrid and equity; yield focuses on generating excess returns through high quality credit underwriting and origination of safe-yielding assets; hybrid focuses across debt and equity to offer a differentiated risk-adjusted return with an emphasis on structured downside protected opportunities across asset classes; and within equity, controlled transactions are principally buyouts, corporate carveouts and distressed investments, while our real estate funds generally focus on single asset, portfolio and platform acquisitions;
•Principal Investing — primarily includes our general partner investments in the funds we manage, where we earn realized performance fee income based on the investment performance of these funds. Principal investing also includes our growth capital and liquidity resources, and seeks to deploy capital into strategic investments over time to help accelerate the growth of the asset management segment.
Organization of the Company
As of March 31, 2022, the Company owned 57.4% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group. The remaining 42.6% of the economic interests of the Apollo Operating Group are owned by Apollo Global Management, Inc. (“AGM”).
Apollo and Athene Merger
On January 1, 2022, Apollo and Athene Holding Ltd. (“Athene”) completed the previously announced merger transactions pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) by and among AAM, Tango Holdings, Inc., a Delaware corporation and a then wholly-owned subsidiary of AAM (“HoldCo”), Blue Merger Sub, Ltd., a Bermuda exempted company and a direct wholly-owned subsidiary of HoldCo (“AHL Merger Sub”), and Green Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of HoldCo (“AAM Merger Sub”). At the closing of the transactions, AHL Merger Sub merged with and into AHL (the “AHL Merger”), with AHL as the surviving entity in the AHL Merger and a subsidiary of HoldCo, and AAM Merger Sub merged with and into AAM (the “AAM Merger” and, together with the AHL Merger, the “Mergers”) with AAM as the surviving entity in the AAM Merger and a subsidiary of HoldCo.
In connection with the closing of the Mergers, HoldCo was renamed “Apollo Global Management, Inc.” Following the closing of the Mergers, all of the common shares of AHL and AAM are owned by AGM.
In connection with the closing of the Mergers, the Company completed a corporate recapitalization (the “Corporate Recapitalization”) which resulted in the recapitalization of AGM from an umbrella partnership C corporation (“up-C”) structure to a corporation with a single class of common stock with one vote per share.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the annual financial statements included in the 2021 Annual Report. Certain disclosures included in the annual financial statements have been condensed or omitted as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The results of the Company and its subsidiaries are presented on a consolidated basis. Any ownership interest other than the Company’s interest in its subsidiaries is reflected as a noncontrolling interest. Intercompany accounts and transactions have been eliminated. Management believes it has made all necessary adjustments (consisting only of normal recurring items) so that the condensed consolidated financial statements are presented fairly and that any estimates made are reasonable and prudent. Certain reclassifications have been made to previously reported amounts to conform to the current period’s presentation.
Consolidation
When an entity is consolidated, the accounts of the consolidated entity, including its assets, liabilities, revenues, expenses and cash flows, are presented on a gross basis. Consolidation does not have an effect on the amounts of net income reported. The Company consolidates entities where it has a controlling financial interest unless there is a specific scope exception that prevents consolidation. The types of entities with which the Company is involved generally include, but are not limited to:
•Subsidiaries, including management companies and general partners of funds that the Company manages
•Entities that have attributes of an investment company (e.g., funds)
•Special purpose acquisition companies (“SPACs”)
•Securitization vehicles (e.g., collateralized loan obligations (“CLOs”))

Each of these entities is assessed for consolidation depending on the specific facts and circumstances surrounding that entity. In determining whether to consolidate an entity, the Company first evaluates whether the entity is a variable interest entity (“VIE”) or a voting interest entity (“VOE”) and applies the appropriate consolidation model as discussed below. If an entity is not consolidated, then the Company’s investment is generally accounted for under the equity method of accounting or as a financial instrument as discussed in the related policy discussions below.

Investment Companies

Funds managed by the Company are generally accounted for as investment companies and are not required to consolidate their investments in operating companies. Judgment is required to evaluate whether entities have the characteristics of an investment company and are thus eligible to be accounted for as an investment company. Funds that meet the investment company criteria reflect their investments at fair value as required by specialized accounting guidance. The Company has retained this specialized accounting for investment companies in consolidation.

Variable Interest Entities

All entities are first considered under the VIE model. VIEs are entities that i) do not have sufficient equity at risk to finance its activities without additional subordinated financial support or ii) have equity investors that do not have the ability to make significant decisions related to the entity’s operations, absorb expected losses, or receive expected residual returns.

The Company consolidates a VIE if it is the primary beneficiary of the entity. The Company is deemed the primary beneficiary when it has a controlling financial interest in the VIE, which is defined as possessing both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant. The Company performs the VIE and primary beneficiary assessment at inception of its involvement with a VIE and on an ongoing basis as facts and circumstances change.

To assess whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance, it considers the design of the entity as well as ongoing rights and responsibilities. In general, the parties that can make the most significant decisions regarding asset management, servicing, liquidation rights or have the right to unilaterally remove those decision-makers are deemed to have the power to direct the activities of the VIE. To assess whether the Company has the obligation to absorb losses or right to receive benefits that could potentially be significant, the Company considers all its economic interests that are considered variable interests in the entity including interests held through related parties. This assessment requires judgment in considering whether those interests are significant.
Assets and liabilities of the consolidated VIEs, other than SPACs, are primarily shown in separate sections within the condensed consolidated statements of financial condition. Changes in the fair value of the consolidated VIEs’ assets and liabilities and related interest, dividend and other income and expenses are primarily presented within net gains from investment activities of consolidated variable interest entities in the condensed consolidated statements of operations. The portion attributable to Non-Controlling Interests is reported within net income attributable to Non-Controlling Interests in the condensed consolidated statements of operations. For additional disclosures regarding VIEs, see notes 6 and 14.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Voting Interest Entities
For entities that are not determined to be VIEs, the entities are generally considered VOEs. Under the voting interest model, Apollo consolidates those entities it controls through a majority voting interest. Apollo does not consolidate those VOEs in which substantive kick-out rights have been granted to the unrelated investors to either dissolve the fund or remove the general partner.
Use of Estimates
The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and the related footnotes. Apollo’s most significant estimates include goodwill, intangible assets, income taxes, performance allocations, incentive fees, contingent consideration obligation related to an acquisition, non-cash compensation, and fair value of investments and debt. While such impact may change considerably over time, the estimates and assumptions affecting the Company’s condensed consolidated financial statements are based on the best available information as of March 31, 2022. Actual results could differ materially from those estimates.
Cash and Cash Equivalents
Apollo considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include money market funds and U.S. Treasury securities. Interest income from cash and cash equivalents is recorded in interest income in the condensed consolidated statements of operations. The carrying values of the money market funds and U.S. Treasury securities represent their fair values due to their short-term nature. Substantially all of the Company’s cash on deposit is in interest bearing accounts with major financial institutions and exceed insured limits.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents includes cash deposited at a bank, which is pledged as collateral in connection with leased premises.
Restricted cash and cash equivalents of Apollo Strategic Growth Capital II (“APSG II”) and Acropolis Infrastructure Acquisition Corp. (“Acropolis”), consolidated SPACs, are held in trust accounts and include money market funds and U.S. Treasury bills with original maturities of three months or less, that were purchased with funds raised through the respective initial public offering of the consolidated entity. The $690.3 million and $345.2 million in funds for APSG II and Acropolis, respectively, as of March 31, 2022 are restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in APSG II and Acropolis’s respective trust agreement. Please refer to note 14 for further detail.
U.S. Treasury securities, at fair value
U.S. Treasury securities, at fair value includes U.S. Treasury bills with original maturities greater than three months when purchased. These securities are recorded at fair value within investments on the condensed consolidated statements of financial condition. Interest income on such securities is separately presented from the overall change in fair value and is recognized in interest income in the condensed consolidated statements of operations. Any remaining change in fair value of such securities, that is not recognized as interest income, is recognized in net gains (losses) from investment activities in the condensed consolidated statements of operations. Securities are generally recognized on a trade date basis.
U.S. Treasury securities, at fair value of Apollo Strategic Growth Capital (“APSG I”), a consolidated SPAC, are held in a trust account and consist of U.S Treasury bills that were purchased with funds raised through the initial public offering of the consolidated entity. The $817.4 million in funds as of March 31, 2022 are restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in the trust agreement.
Fair Value of Financial Instruments
The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in an orderly transaction. Changes in the fair value of financial instruments are recorded and presented in net gains (losses) from investment activities except for certain investments for which the Company is entitled to receive performance allocations. For those investments, changes in fair value are presented in principal investment income.

APOLLO ASSET MANAGEMENT, INC.
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
Fair Value Option
Entities are permitted to elect the fair value option (“FVO”) to carry at fair value certain financial assets and financial liabilities, including investments otherwise accounted for under the equity method of accounting. The Company has elected the FVO for financial instruments held by its consolidated CLOs, which includes investments in loans and corporate bonds, as well as debt obligations and contingent obligations. Certain consolidated VIEs have applied the fair value option for certain investments in private debt securities that otherwise would not have been carried at fair value with gains and losses in net income. The FVO election is irrevocable and is applied to financial instruments on an individual basis at initial recognition or at eligible remeasurement events. Please refer to note 4 for additional information and other instances of when the Company has elected the FVO.
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
Level III - Pricing inputs are unobservable for the financial instrument and includes situations where there is little observable market activity for the financial instrument. The inputs into the determination of fair value may require significant management judgment or estimation. Financial instruments that are included in this category generally include general and limited partner interests in equity and hybrid funds, distressed debt and non-investment grade residual interests in securitizations, and CDOs and CLOs where the fair value is based on observable inputs as well as unobservable inputs.
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

APOLLO ASSET MANAGEMENT, INC.
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
Equity Method Investments
For investments in entities where the Company exercises significant influence but does not meet the requirements for consolidation and has not elected the fair value option, the Company uses the equity method of accounting. Under the equity method of accounting, the Company records its share of the underlying income or loss of such entities adjusted for distributions. The Company’s share of the underlying net income or loss of such entities is recorded in principal investment income (loss) in the condensed consolidated statements of operations.
The carrying amounts of equity method investments are recorded in investments in the condensed consolidated statements of financial condition. Generally, the underlying entities that the Company manages and invests in are investment companies and the carrying value of the Company’s equity method investments approximates fair value.
Financial Instruments held by Consolidated VIEs
Under a measurement alternative permissible for consolidated collateralized financing entities, the Company measures both the financial assets and financial liabilities of consolidated CLOs in its condensed consolidated financial statements using the fair value of the financial assets or financial liabilities, whichever are more observable.
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
Net income attributable to Apollo Asset Management, Inc. reflects the Company’s own economic interests in the consolidated CLOs including (i) changes in the fair value of the beneficial interests retained by the Company and (ii) beneficial interests that represent compensation for collateral management services.
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

APOLLO ASSET MANAGEMENT, INC.
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
Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. There was $107.4 million of revenue recognized during the three months ended March 31, 2022 that was previously deferred as of January 1, 2022.
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
Redeemable non-controlling interests
Redeemable non-controlling interests represent the shares issued by APSG I, APSG II and Acropolis, the consolidated SPACs, that are redeemable for cash by the respective public shareholders in connection with the applicable SPAC’s failure to complete a business combination or its tender offer/stockholder approval provisions. The redeemable non-controlling interests are initially recorded at their original issue price, net of issuance costs and the initial fair value of separately traded warrants. The carrying amount is accreted to its redemption value over the period from the date of issuance to the earliest redemption date of the instrument. The accretion to redemption value is recorded against additional paid-in capital. Refer to note 14 for further detail.
Revenues
The Company’s revenues include (i) management fees; (ii) advisory and transaction fees, net; (iii) investment income, which is comprised of performance allocations and principal investment income; and (iv) incentive fees.
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

APOLLO ASSET MANAGEMENT, INC.
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

APOLLO ASSET MANAGEMENT, INC.
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
Incentive fees are considered a form of variable consideration as they are subject to clawback or reversal and therefore must be deferred until the fees are probable to not be significantly reversed. Accrued but unpaid incentive fees are reported within incentive fees receivable in the Company’s condensed consolidated statements of financial condition. The Company’s incentive fees primarily relate to the yield investing strategy and are generally received from CLOs, managed accounts and AINV.
Compensation and Benefits
Salaries, Bonus and Benefits
Salaries, bonus and benefits include base salaries, discretionary and non-discretionary bonuses, severance and employee benefits. Bonuses are generally accrued over the related service period.
Equity-Based Compensation
Equity-based awards granted to employees and non-employees as compensation are measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are expensed over the relevant service period. In addition, certain restricted share units (“RSUs”) granted by AGM vest based on both continued service and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense. In accordance with U.S. GAAP, equity-based compensation expense for such awards, if and when granted, will be recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable. The Company accounts for forfeitures of equity-based awards when they occur.
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
Profit sharing amounts are generally not paid until the related performance revenue is distributed to the general partner upon realization of the fund’s investments. Under certain profit sharing arrangements, the Company requires that a portion of certain of the performance revenues distributed to its employees be used to purchase restricted common stock issued under AGM’s Equity Plan. Prior to distribution of the performance revenue, the Company records the value of the equity-based awards expected to be granted in other assets and other liabilities within the condensed consolidated statements of financial condition. Such equity-based awards are recorded as equity-based compensation expense over the relevant service period once granted.
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

APOLLO ASSET MANAGEMENT, INC.
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
General, Administrative and Other
General, administrative and other primarily includes professional fees, occupancy, depreciation and amortization, travel, information technology, administration expenses and placement fees.
Income Taxes
The Company is a Delaware corporation and generally all of its income is subject to U.S. corporate income taxes. Certain entities within the legal entity structure of the Company operate as partnerships for U.S. income tax purposes and are subject to NYC Unincorporated Business Tax (“UBT”). Certain non-U.S. entities are also subject to non-U.S. corporate income taxes. The Company is included in the U.S. federal consolidated and certain state combined income tax returns with AGM and its other subsidiaries. For purposes of these separate company consolidated financial statements, the Company’s taxes were determined using the separate return method as if the Company had filed tax returns separate from AGM. As a result, the tax effects of certain activity and the tax treatment of certain transactions included in the condensed consolidated financial statements of AGM may not be the same in the Company’s separate company consolidated financial statements.

Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties. The Company’s tax positions are reviewed and evaluated quarterly to determine whether the Company has uncertain tax positions that require financial statement recognition. The Company recognizes the tax benefit of uncertain tax positions only where the position is “more likely than not” to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If a tax position were not considered more likely than not to be sustained, then no benefits of the position would be recognized.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the financial statement carrying amount of assets and liabilities and their respective tax bases using currently enacted tax rates in the period the temporary difference is expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period during which the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In determining the realizability of deferred tax assets, the Company evaluates all positive and negative evidence in addition to the ability to carry back losses, the timing of future reversals of taxable temporary differences, tax planning strategies and future expected earnings.
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than the Company. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. Prior to the Corporate Recapitalization, the Non-Controlling Interests relating to AGM included the ownership interest in the Apollo Operating Group held by Former Managing Partners and Contributing Partners through their limited partner interests in Holdings. Additionally,

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Athene held Non-Controlling Interests in the Apollo Operating Group as a result of the Transaction Agreement. Subsequent to the closing of the Mergers, Athene’s interest in the Apollo Operating Group was distributed to AGM. Non-Controlling Interests also include ownership interests in certain consolidated funds and VIEs.
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
Guarantees
See note 15 to the condensed consolidated financial statements for information related to the Company’s material guarantees.

Recent Accounting Pronouncements
Business Combinations – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08)
In October 2021, the FASB issued guidance to add contract assets and contract liabilities from contracts with customers acquired in a business combination to the list of exceptions to the fair value recognition and measurement principles that apply to business combinations, and instead require them to be accounted for in accordance with revenue recognition guidance. The new guidance is mandatorily effective for the Company on January 1, 2023 and applied prospectively, with early adoption permitted. The Company is currently evaluating the new guidance and its impact on the consolidated financial statements.
3. GOODWILL
The carrying value of goodwill was $130.1 million and $117.0 million as of March 31, 2022 and December 31, 2021, respectively. Goodwill primarily relates to the 2007 reorganization of the Company’s predecessor business (the “2007 Reorganization”), the Company’s acquisition of Stone Tower Capital LLC and its related management companies (“Stone Tower”) in 2012 and the Company’s acquisition of PK AirFinance, an aircraft lending platform, in 2020.
In connection with the completion of the Mergers, the Company undertook a strategic review of its operating structure and business segments to assess the performance of its businesses and the allocation of resources. As a result, the Company reorganized into two reportable segments, asset management and principal investing. The Company conducted interim impairment testing immediately prior to and subsequent to the reorganization and determined there to be no impairment of historical goodwill.
On March 1, 2022, the Company completed the acquisition of Griffin Capital’s U.S. wealth distribution business. In connection with the acquisition, the Company recognized goodwill of $13.1 million as of the acquisition date.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
4. INVESTMENTS
The following table presents Apollo’s investments:

	As of March 31, 2022	As of December 31, 2021
Investments, at fair value	$1,201,066	$5,588,992
Equity method investments	964,689	1,345,750
Performance allocations	3,062,672	2,731,733
U.S. Treasury Securities, at fair value	1,742,058	1,687,105
Total Investments	$6,970,485	$11,353,580
Investments, at Fair Value
Investments, at fair value, consist of investments for which the fair value option has been elected and include the Company’s investment in Athora, investments in debt of unconsolidated CLOs and, as of December 31, 2021, included the Company’s investment in Athene Holding. Changes in the fair value related to these investments are presented in net gains (losses) from investment activities except for certain investments for which the Company is entitled to receive performance allocations. For those investments, changes in fair value are presented in principal investment income.
Prior to the Mergers, the Company’s equity investment in Athene Holding, for which the fair value option was elected, met the significance criteria as defined by the SEC as of March 31, 2021. During the first quarter of 2022, the Company’s investment in Athene Holding was distributed to AGM. As such, the following tables present summarized financial information of Athene Holding:

	For the Three Months Ended March 31,
	2022	2021
	(in millions)
Statements of Operations
Revenues	$(269)	$4,391
Benefits and expenses	2,504	4,252
Income (loss) before income taxes	(2,773)	139
Income tax expense (benefit)	(407)	62
Net income (loss)	$(2,366)	$77
Less: Net loss attributable to non-controlling interests	(883)	(537)
Net income (loss) available to Athene Holding Ltd. shareholders	(1,483)	614
Less: Preferred stock dividends	35	36
Net income (loss) available to Athene Holding Ltd. common shareholders	$(1,518)	$578
Net Gains (Losses) from Investment Activities
The following table presents the realized and net change in unrealized gains (losses) reported in net gains (losses) from investment activities:

	For the Three Months Ended March 31,
	2022	2021
Realized gains (losses) on sales of investments, net	4,843	$1
Net change in unrealized gains (losses) due to changes in fair value	766,419	353,150
Net gains (losses) from investment activities	771,262	$353,151

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Performance Allocations
Performance allocations receivable is recorded within investments in the condensed consolidated statements of financial condition. The table below provides a roll forward of the performance allocations balance:

Total
Performance allocations, January 1, 2022	2,731,733
Change in fair value of funds	583,308
Fund distributions to the Company	(252,369)
Performance allocations, March 31, 2022	3,062,672
The change in fair value of funds excludes the general partner obligation to return previously distributed performance allocations, which is recorded in due to related parties in the condensed consolidated statements of financial condition. See note 14 for further disclosure regarding the general partner obligation.
The timing of the payment of performance allocations due to the general partner or investment manager varies depending on the terms of the applicable fund agreements. Performance allocations with respect to certain funds are payable and are distributed to the fund’s general partner upon realization of an investment if the fund’s cumulative returns are in excess of the preferred return.
5. PROFIT SHARING PAYABLE
Profit sharing payable was $1.6 billion and $1.4 billion as of March 31, 2022 and December 31, 2021, respectively. The table below provides a roll forward of the profit sharing payable balance:

Total
Profit sharing payable, January 1, 2022	$1,444,652
Profit sharing expense	354,667
Payments/other	(175,465)
Profit sharing payable, March 31, 2022	$1,623,854
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
As discussed in note 2, under certain profit sharing arrangements, the Company requires that a portion of certain of the performance revenues distributed to its employees of AAM be used to purchase restricted shares of AGM’s common stock issued under AGM’s Equity Plan. Prior to distribution of the performance revenues, the Company records the value of the equity-based awards expected to be granted in other assets and other liabilities within the condensed consolidated statements of financial condition. See note 8 for further disclosure regarding deferred equity-based compensation.
6. VARIABLE INTEREST ENTITIES
A variable interest in a VIE is an investment or other interest that will absorb portions of the VIE’s expected losses and/or receive expected residual returns. Please refer to note 2 for more detail about the Company’s variable interest entity (VIE) assessment and consolidation policy. Variable interests in consolidated VIEs and unconsolidated VIEs are discussed separately below.
Consolidated Variable Interest Entities
Consolidated VIEs include consolidated SPACs as well as certain CLOs and funds managed by the Company. The financial information for these consolidated SPACs are disclosed in note 14.
The assets of consolidated VIEs are not available to creditors of the Company, and the investors in these consolidated VIEs have no recourse against the assets of the Company. Similarly, there is no recourse to the Company for the consolidated VIEs’ liabilities.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Other assets include interest receivables, receivables from affiliates and due from brokers. Other liabilities include payables for securities purchased, which represent open trades within the consolidated CLOs and primarily relate to corporate loans that are expected to settle within 60 days, debt held at amortized cost and short-term payables.
Included within liabilities of the consolidated VIEs are notes payable related to certain funds managed by the Company. Each series of notes in a respective consolidated VIE participates in distributions from the VIE, including principal and interest from underlying investments. Amounts allocated to the noteholders reflect amounts that would be distributed if the VIE’s assets were liquidated for cash equal to their respective carrying values, its liabilities satisfied in accordance with their terms, and all the remaining amounts distributed to the noteholders. The respective VIEs that issue the notes payable are marked at their prevailing net asset value, which approximates fair value.
Results from certain funds managed by the Company are reported on a three month lag based upon the availability of financial information.
Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities
The following table presents net gains from investment activities of the consolidated VIEs:

	For the Three Months Ended March 31,
	2022	(1)	2021	(1)
Net gains (losses) from investment activities	$90,831		$304,401
Net gains (losses) from debt	10,138		(9,008)
Interest and other income	167,051		134,338
Interest and other expenses	11,435		(317,137)
Net gains from investment activities of consolidated variable interest entities	$279,455		$112,594

(1) Amounts reflect consolidation eliminations.
Senior Secured Notes, Subordinated Notes and Secured Borrowings
Included within debt, at fair value and other liabilities are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of those amounts as of December 31, 2021.
As of March 31, 2022, there was no principal outstanding due to third-party institutions for these borrowings as a result of the deconsolidation of VIEs.

	As of December 31, 2021
	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)	$7,431,467	3.16%		15.5
Subordinated Notes(2)	613,192	N/A	(1)	14.5
Secured Borrowings(2)(3)	18,149	2.33%		0.4
Total	$8,062,808

(1) The principal outstanding balance of the subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.
(2) The notes and borrowings of the consolidated VIEs are collateralized by assets held by each respective vehicle and assets of one vehicle may not be used to satisfy the liabilities of another vehicle.

(3) As of December 31, 2021, secured borrowings consist of consolidated VIEs’ obligations through a repurchase agreement redeemable at maturity with third party lenders. The fair value of the secured borrowings as of December 31, 2021 approximates principal outstanding due to the short term nature of the borrowings. These secured borrowings are classified as a Level III liability within the fair value hierarchy.

Unconsolidated Variable Interest Entities
The Company holds variable interests in certain VIEs which are not consolidated, as it has been determined that Apollo is not the primary beneficiary. The following table presents the maximum exposure to losses relating to these VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

	As of March 31, 2022	(2)	As of December 31, 2021
Apollo Exposure(1)	$217,331		$240,871

(1) Represents Apollo’s direct investment in those entities in which Apollo holds a significant variable interest and certain other investments. Additionally, cumulative performance allocations are subject to reversal in the event of future losses, as discussed in note 15.

(2) Some amounts included are a quarter in arrears.
7. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of March 31, 2022
	Level I	Level II	Level III		NAV	Total
Assets
Cash and cash equivalents(1)	$1,245,606	$—	$—		$—	$1,245,606
Restricted cash and cash equivalents(2)	1,037,673	—	—		—	1,037,673
U.S. Treasury securities(3)	1,742,058	—	—		—	1,742,058
Investments, at fair value	69,457	44,714	1,086,895	(4)	—	1,201,066
Investments of VIEs	—	—	454,787		834	455,621
Due from related parties(5)	—	—	39,074		—	39,074
Derivative assets(6)	—	3,741	—		—	3,741
Total Assets	$4,094,794	$48,455	$1,580,756		$834	$5,724,839

Liabilities
Debt of VIEs	$—	$162	$—		$—	$162
Contingent consideration obligations(7)	—	—	110,458		—	110,458
Other liabilities(8)	45,305	—	—		—	45,305
Derivative liabilities(6)	—	11,590	—		—	11,590
Total Liabilities	$45,305	$11,752	$110,458		$—	$167,515

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

	As of December 31, 2021
	Level I	Level II	Level III		NAV	Total
Assets
Cash and cash equivalents(1)	$917,183	$—	$—		$—	$917,183
Restricted cash and cash equivalents(2)	707,885	—	—		—	707,885
U.S. Treasury securities(3)	1,687,105	—	—		—	1,687,105
Investments
Investment in Athene Holding	4,548,048	—	—		—	4,548,048
Other investments	48,493	46,267	946,184	(4)	—	1,040,944
Total investments	4,596,541	46,267	946,184		—	5,588,992
Investments of VIEs	6,232	1,055,421	13,187,803		487,595	14,737,051
Due from related parties(5)	—	—	47,835		—	47,835
Derivative assets(6)	—	7,436	—		—	7,436
Total Assets	$7,914,946	$1,109,124	$14,181,822		$487,595	$23,693,487

Liabilities
Debt of VIEs, at fair value	$—	$446,029	$7,496,479		$—	$7,942,508
Other liabilities of VIEs	—	3,111	31,090		557	34,758
Contingent consideration obligations(7)	—	—	125,901		—	125,901
Other liabilities(8)	47,961	—	—		—	47,961
Derivative liabilities(6)	—	1,520	—		—	1,520
Total Liabilities	$47,961	$450,660	$7,653,470		$557	$8,152,648

(1) Cash and cash equivalents as of March 31, 2022 and December 31, 2021 includes $0.9 million and $1.8 million, respectively, of cash and cash equivalents held by consolidated SPACs. Refer to note 14 for further information.

(2) Restricted cash and cash equivalents as of March 31, 2022 and December 31, 2021 includes $1.0 billion and 0.7 billion, respectively, of restricted cash and cash equivalents held by consolidated SPACs. Refer to note 14 for further information.

(3) U.S. Treasury securities as of March 31, 2022 and December 31, 2021 includes $0.8 billion and $1.2 billion, respectively, of U.S. Treasury securities held by consolidated SPACs. Refer to note 14 for further information.

(4) Investments as of March 31, 2022 and December 31, 2021 excludes $165.9 million and $175.8 million, respectively, of performance allocations classified as Level III related to certain investments for which the Company has elected the fair value option. The Company’s policy is to account for performance allocations as investments.

(5) Due from related parties represents a receivable from a fund.
(6) Derivative assets and derivative liabilities are presented as a component of Other assets and Other liabilities, respectively, in the condensed consolidated statements of financial condition.
(7) Profit sharing payable includes contingent obligations classified as Level III.
(8) Other liabilities includes the publicly traded warrants of APSG I and APSG II.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following tables summarize the changes in fair value in financial assets measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended March 31, 2022
	Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$946,184	$13,187,803	$14,133,987
Net transfer in (out) due to consolidation (deconsolidation)	21,710	(14,190,236)	(14,168,526)
Purchases	103,224	2,418,129	2,521,353
Sale of investments/distributions	(2,694)	(1,192,531)	(1,195,225)
Net realized gains	1,596	11,766	13,362
Changes in net unrealized gains	28,465	203,795	232,260
Cumulative translation adjustment	(11,590)	(10,808)	(22,398)
Transfer into Level III(1)	—	29,803	29,803
Transfer out of Level III(1)	—	(2,934)	(2,934)
Balance, End of Period	$1,086,895	$454,787	$1,541,682
Change in net unrealized gains included in principal investment income related to investments still held at reporting date	$28,465	$—	$28,465
Change in net unrealized gains included in net gains (losses) from investment activities of consolidated VIEs related to investments still held at reporting date	—	81,204	81,204

	For the Three Months Ended March 31, 2021
	Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$369,772	$10,962,980	$11,332,752
Purchases	—	990,350	990,350
Sale of investments/distributions	—	(247,939)	(247,939)
Net realized gains	1,065	5,888	6,953
Changes in net unrealized gains (losses)	19,979	312,401	332,380
Cumulative translation adjustment	(10,245)	(19,055)	(29,300)
Transfer into Level III(1)	706	2,666	3,372
Transfer out of Level III(1)	—	(59,848)	(59,848)
Balance, End of Period	$381,277	$11,947,443	$12,328,720
Change in net unrealized gains included in principal investment income related to investments still held at reporting date	$19,979	$—	$19,979
Change in net unrealized losses included in net gains (losses) from investment activities of consolidated VIEs related to investments still held at reporting date	—	129,731	129,731

(1) Transfers between Level II and III were a result of subjecting the broker quotes on these financial assets to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from external pricing services.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following tables summarize the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended March 31, 2022
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total
Balance, Beginning of Period	$125,901	$7,527,569	$7,653,470
Transfer out due to deconsolidation	—	(8,626,153)	(8,626,153)
Issuances	—	1,645,025	1,645,025
Payments	(12,701)	(518,773)	(531,474)
Net realized losses	—	(480)	(480)
Changes in net unrealized losses(1)	(2,742)	(16,368)	(19,110)
Cumulative translation adjustment	—	(10,820)	(10,820)
Balance, End of Period	$110,458	$—	$110,458

	For the Three Months Ended March 31, 2021
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total
Balance, Beginning of Period	$119,788	$7,100,620	$7,220,408
Issuances	—	209,537	209,537
Payments	(12,322)	(44,653)	(56,975)
Net realized losses	—	491	491
Changes in net unrealized (gains) losses(1)	5,756	77,492	83,248
Cumulative translation adjustment	—	(26,237)	(26,237)
Balance, End of Period	$113,222	$7,317,250	$7,430,472
Change in net unrealized gains included in net gains (losses) from investment activities of consolidated VIEs related to debt and other liabilities still held at reporting date	$—	$72,471	$72,471

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

The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy:

	As of March 31, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (1)
Financial Assets
Investments	$530,825	Embedded value	N/A	N/A	N/A
	171,118	Discounted cash flow	Discount rate	14.0% - 52.8%	26.4%
	384,952	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	39,074	Discounted cash flow	Discount rate	15.0%	15.0%
Investments of consolidated VIEs:
Equity securities	454,787	Dividend discount model	Discount rate	14.5%	14.5%
Total Financial Assets	$1,580,756
Financial Liabilities
Contingent Consideration Obligation	110,458	Discounted cash flow	Discount rate	18.5%	18.5%
Total Financial Liabilities	$110,458

APOLLO ASSET MANAGEMENT, INC.
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
Fair Value Measurement of Investment in Athene Holding

At December 31, 2021, the fair value of Apollo’s Level I investment in Athene Holding was estimated using the closing market price of Athene Holding shares of $83.33. Following the Mergers, as of March 31, 2022, AAM no longer holds an interest in AHL as further described in note 14.
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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Consolidated VIEs’ Investments
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
The significant unobservable inputs used in the fair value measurement of bank loans, bonds, profit participating notes, and other equity investments are discount rates. Significant increases (decreases) in discount rates would result in significantly lower (higher) fair value measurements.
The significant unobservable inputs used in the fair value measurement of real estate are discount rates and capitalization rates. Significant increases (decreases) in any discount rates or capitalization rates in isolation would result in significantly lower (higher) fair value measurements.
Certain investments of VIEs are valued using the NAV per share equivalent calculated by the investment manager as a practical expedient to determine an independent fair value.
Consolidated VIEs’ Liabilities
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
Certain liabilities of VIEs are valued using the NAV per share equivalent calculated by the investment manager as a practical expedient to determine an independent fair value.
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
Yield Investments
Yield investments are generally valued based on third party vendor prices and/or quoted market prices and valuation models. Valuations using quoted market prices are based on the average of the “bid” and the “ask” quotes provided by multiple brokers wherever possible without any adjustments. Apollo will designate certain brokers to use to value specific securities. In

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
determining the designated brokers, Apollo considers the following: (i) brokers with which Apollo has previously transacted, (ii) the underwriter of the security and (iii) active brokers indicating executable quotes. In addition, when valuing a security based on broker quotes wherever possible Apollo tests the standard deviation amongst the quotes received and the variance between the concluded fair value and the value provided by a pricing service. When broker quotes are not available Apollo considers the use of pricing service quotes or other sources to mark a position. When relying on a pricing service as a primary source, Apollo (i) analyzes how the price has moved over the measurement period, (ii) reviews the number of brokers included in the pricing service’s population, if available, and (iii) validates the valuation levels with Apollo’s pricing team and traders.
Debt securities that are not publicly traded or whose market prices are not readily available are valued at fair value utilizing a model based approach to determine fair value. Valuation approaches used to estimate the fair value of illiquid credit investments also may include the income approach, as described below. The valuation approaches used consider, as applicable, market risks, credit risks, counterparty risks and foreign currency risks.
Equity and Hybrid Investments
The majority of illiquid equity and hybrid investments are valued using the market approach and/or the income approach, as described below.
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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Certain of the funds Apollo manages may also enter into foreign currency exchange contracts, total return swap contracts, credit default swap contracts, and other derivative contracts, which may include options, caps, collars and floors. Foreign currency exchange contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. If securities are held at the end of the period, the changes in value are recorded in income as unrealized. Realized gains or losses are recognized when contracts are settled. Total return swap and credit default swap contracts are recorded at fair value as an asset or liability with changes in fair value recorded as unrealized appreciation or depreciation. Realized gains or losses are recognized at the termination of the contract based on the difference between the close-out price of the total return or credit default swap contract and the original contract price. Forward contracts are valued based on market rates obtained from counterparties or prices obtained from recognized financial data service providers.
8. OTHER ASSETS
Other assets consisted of the following:

	As of March 31, 2022	As of December 31, 2021
Fixed assets	$295,653	$256,252
Less: Accumulated depreciation and amortization	(136,564)	(130,072)
Fixed assets, net	159,089	126,180
Deferred equity-based compensation(1)	291,305	282,900
Commitment asset(2)	172,227	—
Prepaid expenses	76,332	57,765
Intangible assets, net	17,633	14,846
Tax receivables	19,466	30,334
Other	65,999	73,876
Total Other Assets	$802,051	$585,901

(1) Deferred equity-based compensation relates to the value of equity-based awards that have been or are expected to be granted in connection with the settlement of certain profit sharing arrangements. A corresponding amount for awards expected to be granted of $210.4 million and $210.6 million, as of March 31, 2022 and December 31, 2021, respectively, is included in other liabilities on the condensed consolidated statements of financial condition.

(2) Represents a commitment from an institutional investor as part of a strategic transaction.
Depreciation expense was $5.9 million and $3.9 million for the three months ended March 31, 2022 and 2021, respectively, and is presented as a component of general, administrative and other expense in the condensed consolidated statements of operations.
9. LEASES
Apollo has operating leases for office space, data centers, and certain equipment under various lease agreements.
The table below presents operating lease expenses recorded in general, administrative and other in the condensed consolidated statements of operations.

	For the Three Months Ended March 31,
	2022	2021
Operating lease cost	$16,104	$10,484
The following table presents supplemental cash flow information related to operating leases:

	For the Three Months Ended March 31,
	2022	2021
Operating cash flows for operating leases	$6,126	$7,555

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
As of March 31, 2022, the Company’s total lease payments by maturity are presented in the following table:

Operating Lease Payments
Remaining 2022	$46,452
2023	68,111
2024	65,548
2025	63,714
2026	59,055
Thereafter	493,132
Total lease payments	$796,012
Less imputed interest	(124,399)
Present value of lease payments	$671,613
The Company does not have any undiscounted future operating lease payments related to leases that have not commenced that were entered into as of March 31, 2022.
Supplemental information related to leases is as follows:

	As of March 31, 2022	As of March 31, 2021
Weighted average remaining lease term (in years)	12.8	13.3
Weighted average discount rate	2.6%	3.1%
10. INCOME TAXES

The Company’s income tax (provision) benefit totaled $(134.2) million and $(203.2) million for the three months ended March 31, 2022 and 2021, respectively. The Company’s effective income tax rate was 9.5% and 11.8% for the three months ended March 31, 2022 and 2021, respectively.

Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company recorded $15.7 million of unrecognized tax benefits as of March 31, 2022 for uncertain tax positions. Approximately all of the unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months.

The primary jurisdictions in which the Company operates and incurs income taxes are the United States and the United Kingdom. There are no unremitted earnings with respect to the United Kingdom and other foreign jurisdictions.

In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. As of March 31, 2022, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2018 through 2020 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax returns of the Company and certain subsidiaries for the 2019 and 2020 tax years. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2018. The United Kingdom authorities are currently examining certain subsidiaries’ tax returns for tax year 2017. There are other examinations ongoing in other foreign jurisdictions, which the Company operates. No provisions with respect to these examinations have been recorded, other than the unrecognized tax benefits discussed above.

The Company has historically recorded deferred tax assets as a result of the step-up in the tax basis of assets, including intangibles resulting from exchanges of AOG Units for Class A shares by the Former Managing Partners and Contributing Partners. A related liability has historically been recorded in “Due to Related Parties” in the condensed consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among the Company, the Former Managing Partners, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 14). The benefit the Company has historically obtained from the difference in the tax asset recognized and the related liability resulted in an increase to additional paid in capital. The amortization period for the portion of the

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
increase in tax basis related to intangibles is 15 years. The realization of the remaining portion of the increase in tax basis relates to the disposition of the underlying assets to which the step-up is attributed. The associated deferred tax assets reverse at the time of the corresponding asset disposition.

Subsequent to the Mergers, the Managing Partners and Contributing Partners no longer own AOG Units. Therefore, there were no exchanges subject to the tax receivable agreement during the three months ended March 31, 2022. The table below presents the impact to the deferred tax asset, tax receivable agreement liability and additional paid in capital related to the exchange of AOG Units for Class A shares for the three months ended March 31, 2021.

Exchange of AOG Units for Common Stock	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Three Months Ended March 31, 2021	$30,295	$25,558	$4,737

11. DEBT
Debt consisted of the following:

		As of March 31, 2022				As of December 31, 2021
	Maturity Date	Outstanding Balance	Fair Value		Interest Rate(1)	Outstanding Balance	Fair Value		Interest Rate(1)
2024 Senior Notes(2)	May 30, 2024	$498,633	$506,068	(4)	4.00%	$498,469	$530,052	(4)	4.00%
2026 Senior Notes(2)	May 27, 2026	497,858	519,730	(4)	4.40	497,730	553,055	(4)	4.40
2029 Senior Notes(2)	February 15, 2029	674,794	720,958	(4)	4.87	674,786	777,703	(4)	4.87
2030 Senior Notes(2)	June 5, 2030	495,040	465,610	(4)	2.65	494,928	506,094	(4)	2.65
2039 Senior Secured Guaranteed Notes(2)	(6)	—	—		—	317,985	369,041	(5)	4.77
2048 Senior Notes(2)	March 15, 2048	296,787	346,429	(4)	5.00	296,757	397,191	(4)	5.00
2050 Subordinated Notes(2)	January 14, 2050	296,705	286,425	(4)	4.95	296,675	308,687	(4)	4.95
Secured Borrowing II	April 15, 2032	18,814	18,665	(3)	1.70	19,334	19,239	(3)	1.70
2016 AMI Term Facility I	January 15, 2025	18,670	18,670	(3)	1.30	19,186	19,186	(3)	1.30
2016 AMI Term Facility II	July 23, 2023	18,047	18,047	(3)	1.40	18,546	18,546	(3)	1.40
Total Debt		$2,815,348	$2,900,602			$3,134,396	$3,498,794

(1) Interest rate is calculated as weighted average annualized.
(2) Includes amortization of note discount, as applicable, totaling $17.5 million and $25.1 million as of March 31, 2022 and December 31, 2021, respectively. Outstanding balance is presented net of unamortized debt issuance costs.

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
(6) There is no outstanding balance as of March 31, 2022. These notes were transferred to a VIE consolidated by Athene during the three months ended March 31, 2022.
As of March 31, 2022, the indentures governing the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2048 Senior Notes and the 2050 Subordinated Notes (the “Indentures”) include covenants that restrict the ability of AMH and, as applicable, the guarantors of the notes under the Indentures to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries, or merge, consolidate or sell, transfer or lease assets. The Indentures also provide for customary events of default.
Apollo’s debt obligations contain various customary loan covenants. As of March 31, 2022, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Credit Facilities
The following table represents the Company’s credit facilities:

Instrument/Facility	Borrowing Date	Maturity Date	Lender	Key terms
AMH Credit Facility	November 23, 2020	November 23, 2025	Citibank, N.A.	The commitment fee on the $750 million undrawn AMH Credit Facility as of March 31, 2022 was 0.09%.
Borrowings under the AMH credit facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. AMH may incur incremental facilities in respect of the credit facility in an aggregate amount not to exceed $250 million plus additional amounts so long as AMH is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. As of March 31, 2022, there were no amounts outstanding under the AMH credit facility.
The following table presents the interest expense incurred related to the Company’s debt:

	For the Three Months Ended March 31,
	2022	2021
Total Interest Expense(1)	$32,993	$34,799

(1) Debt issuance costs incurred are amortized into interest expense over the term of the debt arrangement, as applicable.

12. EQUITY-BASED COMPENSATION
Under AGM’s Equity Plan, AGM is permitted to grant equity awards representing ownership interest in AGM common stock to employees of AAM. The fair value of all grants is based on the grant date fair value, which considers the public share price of AGM’s common stock subject to certain discounts, as applicable. Equity-based awards granted to employees and non-employees as compensation are measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately.
AGM grants both service and performance-based awards. The estimated total grant date fair value for service-based awards is charged to compensation expense on a straight-line basis over the vesting period, which is generally one to six years from the date of grant. Certain service-based awards are tied to profit sharing arrangements in which a portion of the performance fees distributed to the general partner are required to be used by employees to purchase restricted shares of common stock or RSUs, which are granted under AGM’s Equity Plan. Performance-based awards vest subject to continued employment and AGM’s achievement of specified performance goals. In accordance with U.S. GAAP, equity-based compensation expense for performance grants are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable.
For the three months ended March 31, 2022 and March 31, 2021, AAM recorded equity-based compensation expense of $156.3 million and $56.4 million, respectively. The equity-based compensation expense of $156.3 million for the three months ended March 31, 2022 primarily included equity-based compensation expense of $73.8 million for performance-based RSU grants, $58.8 million for service-based RSU grants and $19.2 million for restricted stock from profit sharing arrangements. The equity-based compensation expense of $56.4 million for the three months ended March 31, 2021 primarily included equity-based compensation expense of $26.4 million for performance-based RSU grants, $18.7 million for service-based RSU grants and $4.0 million for restricted stock from profit sharing arrangements. As of March 31, 2022, there was $849.0 million of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 3.3 years.
Service-Based Awards
During the three months ended March 31, 2022 and March 31, 2021, AGM awarded service-based grants of 3.1 million RSUs and 2.0 million RSUs with a grant date fair value of $193.7 million and $101.6 million, respectively. During the same periods, the Company recorded equity-based compensation expense on service-based awards of $58.8 million and $18.7 million, respectively.
Performance-Based Awards
During the three months ended March 31, 2022 and March 31, 2021, AGM awarded performance-based grants of 2.1 million and 1.1 million RSUs to certain employees with a grant date fair value of $126.4 million and $48.8 million, respectively, which primarily vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods,

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
sufficient to cover the associated equity-based compensation. During the same periods, the Company recorded equity-based compensation expense on performance-based awards of $73.8 million and $26.4 million, respectively.
In December 2021, the Company awarded one-time grants to the Co-Presidents of 6 million RSUs which vest on a cliff basis subject to continued employment over five years, with 2 million of those RSUs also subject to the Company’s achievement of certain of fee related earnings and spread related earnings per share metrics. During the three months ended March 31, 2022, the Company recorded equity-based compensation expense of $13.9 million for service-based awards and $5.9 million for performance-based awards related to these one-time grants.
13. EQUITY
Preferred Stock
The Company has 11,000,000 Series A Preferred shares and 12,000,000 Series B Preferred shares issued and outstanding as of March 31, 2022.
Dividends on the Preferred shares are discretionary and non-cumulative. During 2022, quarterly cash dividends were $0.398438 per Series A Preferred share and Series B Preferred share.
Subject to certain exceptions, unless dividends have been declared and paid or declared and set apart for payment on the Preferred shares for a quarterly dividend period, during the remainder of that dividend period Apollo may not declare or pay or set apart payment for dividends on any shares of common stock or any other equity securities that the Company may issue in the future ranking as to the payment of dividends, junior to the Preferred shares (“Junior Stock”) and Apollo may not repurchase any Junior Stock.
The Series A Preferred shares and the Series B Preferred shares may be redeemed at Apollo’s option, in whole or in part, at any time on or after March 15, 2022 and March 15, 2023, respectively, at a price of $25.00 per share, plus declared and unpaid dividends to, but excluding, the redemption date, without payment of any undeclared dividends. Holders of the Preferred shares have no right to require the redemption of the Preferred shares and there is no maturity date.
If a certain change of control event or a certain tax redemption event occurs prior to March 15, 2023 for the Series B Preferred shares, the Series B Preferred shares may be redeemed at Apollo’s option, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such change of control event or such tax redemption event, as applicable, at a price of $25.25 per share, plus declared and unpaid dividends to, but excluding, the redemption date, without payment of any undeclared dividends. If a certain rating agency event occurs prior to March 15, 2023, the Series B Preferred shares may be redeemed at Apollo’s option, in whole but not in part, upon at least 30 days’ notice, within 60 days of the occurrence of such rating agency event, at a price of $25.50 per share, plus declared and unpaid dividends to, but excluding, the redemption date, without payment of any undeclared dividends. If (i) a change of control event occurs and (ii) Apollo does not give notice prior to the 31st day following the change of control event to redeem all the outstanding Preferred shares, the dividend rate per annum on the Preferred shares will increase by 5.00%, beginning on the 31st day following such change of control event.
The Preferred shares are not convertible into common stock and have no voting rights, except in limited circumstances as provided in the Company’s certificate of incorporation.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Non-Controlling Interests
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income and comprehensive income attributable to Non-Controlling Interests consisted of the following:

	For the Three Months Ended March 31,
	2022	2021
Net income attributable to Non-Controlling Interests in consolidated entities:
Interest in management companies and a co-investment vehicle(1)	$1,357	$1,280
Other consolidated entities	208,752	69,298
Net income attributable to Non-Controlling Interests in consolidated entities	$210,109	$70,578

Net income attributable to Non-Controlling Interests in the Apollo Operating Group:
Net income	$1,283,622	$1,518,503
Net income attributable to Non-Controlling Interests in consolidated entities	(210,109)	(70,578)
Net income after Non-Controlling Interests in consolidated entities	1,073,513	1,447,925
Adjustments:
Income tax provision(2)	134,174	203,246
NYC UBT and foreign tax benefit(3)	(8,460)	(5,754)
Net income (loss) in non-Apollo Operating Group entities	17,502	(1,249)
Series A Preferred share dividends	(4,383)	(4,383)
Series B Preferred share dividends	(4,781)	(4,781)
Total adjustments	134,052	187,079
Net income after adjustments	1,207,565	1,635,004
Weighted average ownership percentage of Apollo Operating Group	42.6%	46.7%
Net income attributable to Non-Controlling Interests in Apollo Operating Group	$476,545	$769,035

Net income attributable to Non-Controlling Interests	$686,654	$839,613
Other comprehensive income attributable to Non-Controlling Interests	(7,362)	(13,764)
Comprehensive Income Attributable to Non-Controlling Interests	$679,292	$825,849

(1) Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of the credit funds managed by Apollo.
(2) Reflects all taxes recorded in our condensed consolidated statements of operations. Of this amount, U.S. federal, state, and local corporate income taxes attributable to AAM and its subsidiaries are added back to income of the Apollo Operating Group before calculating Non-Controlling Interests as the income allocable to the Apollo Operating Group is not subject to such taxes.

(3) Reflects New York City Unincorporated Business Tax (“NYC UBT”) and foreign taxes that are attributable to the Apollo Operating Group and its subsidiaries related to its operations in the U.S. as partnerships and in non-U.S. jurisdictions as corporations. As such, these amounts are considered in the income attributable to the Apollo Operating Group.

Redeemable Non-Controlling Interests
As discussed in note 2, redeemable non-controlling interests represent the shares issued by the Company’s consolidated SPACs. The table below presents the activities associated with the redeemable non-controlling interests.

	For the Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$1,770,034	$782,702
Net issuances of redeemable non-controlling interests	—	636,966
Accretion of redeemable non-controlling interests	19,980	(18,938)
Balance at end of period	$1,790,014	$1,400,730

APOLLO ASSET MANAGEMENT, INC.
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

	As of March 31, 2022	As of December 31, 2021
Due from Related Parties:
Due from funds(1)	$209,969	$315,875
Due from employees and former employees	100,229	106,755
Due from portfolio companies	59,026	66,960
Incentive fees receivable	1,210	4,236
Total Due from Related Parties	$370,434	$493,826
Due to Related Parties:
Due to Former Managing Partners and Contributing Partners(2)	$1,044,823	$1,118,272
Due to parent	548,377	—
Due to funds	131,771	104,130
Total Due to Related Parties	$1,724,971	$1,222,402

(1) Includes $47.8 million related to a receivable from a fund in connection with the Company’s sale of a platform investment to such fund. The amount is payable to the Company over five years and is held at fair value.

(2) Includes $482.0 million and $569.6 million as of March 31, 2022 and December 31, 2021 related to the purchase of limited partnership interests, payable in equal installments through December 31, 2024.

Tax Receivable Agreement
On January 1, 2022, Apollo acquired Athene and merged operations into a newly established HoldCo, later renamed Apollo Global Management, Inc. Pursuant to the Merger Agreement executed by AGM and the Managing Partners and Contributing Partners, all AOG Units beneficially owned by each holder of AOG Units were converted to shares of AGM common stock following the consummation of the Merger.
Prior to the consummation of the Mergers, each of the Former Managing Partners and Contributing Partners, subject to certain restrictions, had the right to exchange vested AOG Units for Class A shares. All Apollo Operating Group entities have made, or will make, an election under the U.S. Internal Revenue Code, which will result in an adjustment to the tax basis of the assets owned by the Apollo Operating Group entities at the time an exchange was made. The election results in an increase to the tax basis of underlying assets which will reduce the amount of gain and associated tax that AGM and its subsidiaries will otherwise be required to pay in the future.
The tax receivable agreement (“TRA”) provides for payment to the Former Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that Apollo realizes as a result of the increases in tax basis of assets that resulted from transactions and other exchanges of AOG Units for Class A shares that occurred in prior years. AGM and its subsidiaries retain the benefit from the remaining 15% of actual cash tax savings. In May 2022, Apollo waived its early termination right, which had provided it the right to early terminate the tax receivable agreement at any time by payment of an early termination payment to all holders. If the Company does not make the required annual payment on a timely basis as outlined in the TRA, interest is accrued on the balance until the payment date.
Following the closing of the Mergers, the Former Managing Partners and Contributing Partners no longer own AOG Units. Therefore, there were no exchanges subject to the TRA during the three months ended March 31, 2022.
As a result of the exchanges of AOG Units for Class A Shares during the three months ended March 31, 2021 a $26 million liability was recorded to estimate the amount of the future payments to be made by AGM and its subsidiaries to the Former Managing Partners and Contributing Partners pursuant to the TRA.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
AOG Unit Payment
On December 31, 2021, holders of AOG Units (other than Athene and the Company) sold and transferred a portion of such AOG Units to APO Corp., a wholly-owned consolidated subsidiary of the Company, in exchange for an amount equal to $3.66 multiplied by the total number of AOG Units held by such holders immediately prior to such transaction (such payment, the “AOG Unit Payment”). The remainder of the AOG Units held by such holders were exchanged for shares of AGM common stock concurrently with the consummation of the Mergers on January 1, 2022.
As of March 31, 2022, the outstanding payable amount to Former Managing Partners and Contributing Partners was $482 million, which is payable in equal installments through December 31, 2024.
Due from Employees and Former Employees
As of March 31, 2022 and December 31, 2021, due from employees and former employees includes various amounts due to the Company including employee loans and return of profit sharing distributions. As of March 31, 2022 and December 31, 2021, the balance included interest-bearing employee loans receivable of $22.8 million and $17.5 million respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.
The Company recorded a receivable from certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of March 31, 2022 and December 31, 2021 of $63.8 million and $64.5 million, respectively.
Indemnity
Performance revenues from certain funds can be distributed to the Company on a current basis, but are subject to repayment by the subsidiaries of the Apollo Operating Group that act as general partners of the funds in the event that certain specified return thresholds are not ultimately achieved. The Former Managing Partners, Contributing Partners and certain other investment professionals have personally guaranteed, subject to certain limitations, the obligations of these subsidiaries in respect of this general partner obligation. Such guarantees are several and not joint and are limited to a particular Former Managing Partners’ or Contributing Partner’s distributions. The Company has agreed to indemnify each of the Company’s Former Managing Partners and certain Contributing Partners against all amounts that they pay pursuant to any of these personal guarantees in favor of certain funds that the Company manages (including costs and expenses related to investigating the basis for or objecting to any claims made in respect of the guarantees) for all interests that the Company’s Former Managing Partners and Contributing Partners contributed or sold to the Apollo Operating Group.
The Company recorded an indemnification liability in respect of this indemnification obligation of $13.5 million and $13.2 million as of March 31, 2022 and December 31, 2021, respectively.
Due to Funds
Based upon an assumed liquidation of certain of the funds the Company manages, the Company has recorded a general partner obligation to return previously distributed performance allocations, which represents amounts due to these funds. The general partner obligation is recognized based upon an assumed liquidation of a fund’s net assets as of the reporting date. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective governing document of the fund.
The Company recorded general partner obligations to return previously distributed performance allocations related to certain funds of $80.2 million and $81.2 million as of March 31, 2022 and December 31, 2021, respectively.
Athene Fee Arrangement
The Company provides asset management and advisory services to Athene, including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions, asset diligence hedging and other asset management services. On March 31, 2022, Athene and Apollo agreed to revise the existing fee arrangements (the “amended fee agreement”) between Athene and Apollo. The Company began recording fees pursuant to the amended fee agreement on January 1, 2022. The amended fee agreement provides for sub-allocation fees which vary based on portfolio allocation differentiation, as described below.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The amended fee agreement provides for a monthly fee to be payable by Athene to the Company in arrears, with retroactive effect to the month beginning on January 1, 2022, in an amount equal to the following, to the extent not otherwise payable to the Company pursuant to any one or more investment management or sub-advisory agreements or arrangements:
(i)    The Company, through its consolidated subsidiary Apollo Insurance Solutions Group LP, or ISG, earns a base management fee of 0.225% per year on the aggregate book value of substantially all of the assets in substantially all of the investment accounts of or relating to Athene (collectively, the “Athene Accounts”) up to $103.4 billion (the “Backbook Value”) and 0.150% per year on all assets in excess of $103.4 billion (the “Incremental Value”), respectively; plus
(ii)    with respect to each asset in an Athene Account, subject to certain exceptions, that is managed by the Company and that belongs to a specified asset class tier (“core,” “core plus,” “yield,” and “high alpha”), a sub-allocation fee as follows:

As of March 31, 2022
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
Merger Agreement
On March 8, 2021, the Company entered into the Merger Agreement with AHL, HoldCo, AHL Merger Sub, and AAM Merger Sub.
As of December 31, 2021, the Company held a 28.4% ownership interest in AHL’s Class A common shares.
On January 1, 2022, Apollo and Athene completed the previously announced Mergers. Following the closing of the Mergers, all of the common stock of AAM and AHL are owned by AGM and both AAM and AHL became consolidated subsidiaries of AGM. Subsequent to the closing of the Mergers, the Company distributed its interest in AHL’s Class A common shares to AGM.
Subsequent to the closing of the Mergers, the Company transferred the 2039 Senior Secured Guaranteed Notes to a VIE consolidated by Athene. Similarly, certain of Apollo’s general partner fund co-investments were transferred to Athene and are expected to be transferred to a fund managed by Apollo including third-party capital.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Athora
The Company, through ISGI, provides investment advisory services to certain portfolio companies of fund managed by Apollo and Athora, a strategic platform that acquires or reinsures blocks of insurance business in the European life insurance market (collectively, the “Athora Accounts”). The Company had equity commitments outstanding of up to $453.7 million as of March 31, 2022, subject to certain conditions.
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
On December 15, 2021, the Company executed an amended and restated fee agreement with Athora. The new fee agreement revised the base fee paid to the Company for managing certain assets on behalf of Athora and removed Athora’s previous reimbursement of certain costs incurred by Apollo. These changes had retroactive effect to January 1, 2021.
The following table presents the revenues earned in aggregate from Athene and Athora:

	For the Three Months Ended March 31,
	2022	2021
Revenues earned in aggregate from Athene and Athora, net(1)(2)	$877,878	$616,631
(1)    Consisting of management fees, sub-advisory fees, performance revenues from Athene and Athora, as applicable (net of related profit sharing expense) and changes in the market value of the Athene Holding shares owned directly by Apollo. These amounts exclude the deferred revenue recognized as management fees associated with the vesting of AHL Awards granted to employees of Apollo.
(2)    Gains (losses) on the market value of the shares of Athene Holding owned directly by Apollo was $354.4 million for the three months ended March 31, 2021.
Regulated Entities and Affiliated Service Providers
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at March 31, 2022. From time to time, AGS, as well as other Apollo affiliates provide services to related parties of Apollo, including Apollo funds and their portfolio companies, whereby the Company or its affiliates earn fees for providing such services.
Griffin Capital Securities, LLC (“GCS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. GCS was in compliance with these requirements at March 31, 2022.
Investment in SPACs
On October 6, 2020, APSG I, a SPAC, completed an initial public offering, ultimately raising total gross proceeds of $816.8 million, including the underwriters’ subsequent partial exercise of their over-allotment option. In a private placement concurrent with the initial public offering, APSG I sold warrants to APSG Sponsor, L.P., a subsidiary of Apollo, for total gross proceeds of $18.3 million. APSG Sponsor, L.P. also holds Class B ordinary shares of APSG I. Apollo currently consolidates APSG I as a VIE, and thus all private placement warrants and Class B ordinary shares are eliminated in consolidation.
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

APOLLO ASSET MANAGEMENT, INC.
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
As described in note 2, the Company consolidates entities that are VIEs for which the Company has been designated as the primary beneficiary. Through its interests in the respective sponsors, the Company has the power to direct the activities that most significantly impact the economic performance of these SPACs. In addition, the Company’s combined interests in these VIEs are significant. Assets and liabilities of the consolidated SPACs are shown within the respective line items of the condensed consolidated financial statements, as outlined below.
The tables below present the financial information of these SPACs in aggregate:

	As of March 31, 2022	As of December 31, 2021
Assets:
Cash and cash equivalents	$938	$1,796
Restricted cash and cash equivalents	1,035,506	690,205
U.S. Treasury securities, at fair value	817,678	1,162,299
Other assets	2,056	2,627
Total Assets	$1,856,178	$1,856,927
Liabilities, Redeemable non-controlling interests and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$8,438	$2,361
Due to related parties	19,415	20,146
Other liabilities	138,970	143,778
Total Liabilities	166,823	166,285
Redeemable non-controlling interests:
Redeemable non-controlling interests	1,782,262	1,762,282
Stockholders’ Equity:
Additional paid in capital	(118,349)	(98,369)
Retained earnings	25,442	26,729
Total Stockholders’ Equity	(92,907)	(71,640)
Total Liabilities, Redeemable non-controlling interests and Stockholders’ Equity	$1,856,178	$1,856,927

	For the Three Months Ended March 31,
	2022	2021
Expenses:
Interest expense	$4	$1
General, administrative and other	6,622	6,334
Total Expenses	6,626	6,335
Other Income (Loss):
Net gains (losses) from investment activities	4,823	(1,607)
Interest income	662	172
Other income (loss), net	(146)	(123)
Total Other Income (Loss)	5,339	(1,558)
Net Income Attributable to Apollo Asset Management, Inc.	(1,287)	(7,893)
15. COMMITMENTS AND CONTINGENCIES
Investment Commitments
As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of March 31, 2022 and December 31, 2021 of $0.7 billion and $1.0 billion, respectively.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Litigation and Contingencies
Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and lawsuits, reviews, investigations or proceedings by governmental and self-regulatory agencies regarding its business.
On August 3, 2017, a complaint was filed in the United States District Court for the Middle District of Florida against AAM, a senior partner of Apollo and a former principal of Apollo by Michael McEvoy on behalf of a purported class of employees of subsidiaries of CEVA Group, LLC (“CEVA Group”) who purchased shares in CEVA Investment Limited (“CIL”), the former parent company of CEVA Group. The complaint alleged that the defendants breached fiduciary duties to and defrauded the plaintiffs by inducing them to purchase shares in CIL and subsequently participating in a debt restructuring of CEVA Group in which shareholders of CIL did not receive a recovery. McEvoy subsequently revised his complaint to attempt to assert claims that do not belong to CIL. The amended complaint no longer named any individual defendants, but Apollo Management VI, L.P. and CEVA Group were added as defendants. The amended complaint sought damages of approximately €30 million and asserts, among other things, claims for violations of the Investment Advisers Act of 1940, breach of fiduciary duties, and breach of contract. On December 7, 2018, McEvoy filed his amended complaint in the District Court for the Middle District of Florida. On January 6, 2020, the Florida court granted in part Apollo’s motion to dismiss, dismissing McEvoy’s Investment Advisers Act claim with prejudice, and denying without prejudice Apollo’s motion with respect to the remaining claims, and directing the parties to conduct limited discovery, and submit new briefing, solely with respect to the statute of limitations. On July 30, 2020, Apollo and CEVA filed a joint motion for summary judgment on statute of limitations grounds. On June 29, 2021, the district court issued a decision denying the defendants’ joint motion for summary judgment on statute of limitations grounds, and set deadlines on July 23, 2021 for the plaintiff to file an amended complaint and August 20, 2021 for defendants to answer or move to dismiss the amended complaint. Plaintiff filed his second amended complaint on July 23, 2021 which added alleged grounds for tolling the statute of limitations. Also on July 23, 2021, the defendants filed a joint motion for reconsideration with respect to aspects of the district court’s June 29, 2021 decision. On March 10, 2022, the court granted defendants’ motion for reconsideration and granted Apollo’s motion for summary judgment. On April 7, 2022, Plaintiff filed a motion to alter or amend the court’s order of March 10. The defendants, including Apollo, opposed that motion on April 28, 2022. Apollo believes that Plaintiff’s motion to alter or amend the court’s order of March 10 is without merit. No reasonable estimate of possible loss, if any, can be made at this time.
On December 21, 2017, several entities referred to collectively as “Harbinger” commenced an action in New York Supreme Court captioned Harbinger Capital Partners II LP et al. v. Apollo Global Management LLC, et al. (No. 657515/2017). The complaint named as defendants AAM, and funds managed by Apollo that invested in SkyTerra Communications, Inc. (“SkyTerra”), among others. The complaint alleged that during the period of Harbinger’s various equity and debt investments in SkyTerra from 2004 to 2010, the defendants concealed from Harbinger material defects in SkyTerra technology. The complaint further alleged that Harbinger would not have made investments in SkyTerra totaling approximately $1.9 billion had it known of the defects, and that the public disclosure of these defects ultimately led to SkyTerra filing for bankruptcy in 2012 (after it had been renamed LightSquared). The complaint sought $1.9 billion in damages, as well as punitive damages, interest, costs, and fees. On June 12, 2019, Harbinger voluntarily discontinued the state action without prejudice. On June 8, 2020, Harbinger refiled its litigation in New York Supreme Court, captioned Harbinger Capital Partners II, LP et al. v. Apollo Global Management, LLC et al. (No. 652342/2020). The complaint adds eight new defendants and three new claims relating to Harbinger’s contention that the new defendants induced Harbinger to buy CCTV One Four Holdings, LLC (“CCTV”) to support SkyTerra’s network even though they allegedly knew that the network had material defects. On November 23, 2020, Defendants refiled a bankruptcy motion, and on November 24, 2020, filed in the state court a motion to stay the state court proceedings pending a ruling by the bankruptcy court on the bankruptcy motion. On February 1, 2021, the bankruptcy court denied the bankruptcy motion. On March 31, 2021, Defendants filed their motions to dismiss the New York Supreme Court action. Hearings were held on the motions to dismiss on February 15, 2022 and February 18, 2022, and the motions remain pending. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

On November 1, 2019, plaintiff Benjamin Fongers filed a putative class action in Illinois Circuit Court, Cook County, against CareerBuilder, LLC (“CareerBuilder”) and AAM. Plaintiff alleges that in March 2019, CareerBuilder changed its compensation plan so that sales representatives such as Fongers would (i) receive reduced commissions; and (ii) only be able to receive commissions for accounts they originated that were not reassigned to anyone else, a departure from the earlier plan. Plaintiff also claims that the plan applied retroactively to deprive sales representatives of commissions to which they were earlier entitled. Plaintiff alleges that AAM exercises complete control over CareerBuilder and thus, CareerBuilder acts as AAM’s agent. Based on these allegations, Plaintiff alleges claims against both defendants for breach of written contract, breach of implied contract, unjust enrichment, violation of the Illinois Sales Representative Act, and violation of the Illinois Wage and Payment Collection Act. The defendants removed the action to the Northern District of Illinois on December 5, 2019, and Plaintiff moved to remand on January 6, 2020. On October 21, 2020, the district court granted the motion to remand. On

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
January 11, 2021, the district court ordered the clerk of court to take the necessary steps to transfer the case back to Illinois Circuit Court, Cook County. On March 8, 2021, Plaintiff filed a motion under 28 U.S.C. § 1447(c) to recover attorneys’ fees of approximately $35,000 for the remand briefing. Defendants filed their opposition on March 31, 2021, and Plaintiff replied on April 14, 2021. Defendants filed motions to dismiss the complaint in the Illinois Circuit Court, Cook County on June 11, which were fully briefed on August 13, 2021. CareerBuilder has also filed a Motion for a Protective Order and to Stay Discovery pending the outcome of the motions to dismiss. On February 7, 2022, the court held a hearing on the motions to dismiss and the request to stay discovery. At the hearing, the court took the motions to dismiss under advisement and granted CareerBuilder’s motion to stay discovery. On March 11, 2022, the parties filed a Notice of Settlement notifying the court that the parties have reached an agreement in principle to resolve the case in full.

In March 2020, Frank Funds, which claims to be a former shareholder of MPM Holdings, Inc. (“MPM”), commenced an action in the Delaware Court of Chancery, captioned Frank Funds v. Apollo Global Management, Inc., et al., C.A. No. 2020-0130, against AAM, certain former MPM directors (including three Apollo officers and employees), and members of the consortium that acquired MPM in a May 2019 merger. The complaint asserts, on behalf of a putative class of former MPM shareholders, a claim against Apollo for breach of its fiduciary duties as MPM’s alleged controlling shareholder in connection with the May 2019 merger. Frank Funds seeks unspecified compensatory damages. On July 23, 2019, a group of former MPM shareholders filed an appraisal petition in Delaware Chancery Court seeking the fair value of their MPM shares that were purchased through MPM’s May 15, 2019 merger, in an action captioned In re Appraisal of MPM Holdings, Inc., C.A. No. 2019-0519 (Del. Ch.). On June 3, 2020, petitioners moved for leave to file a verified amended appraisal petition and class-action complaint that included claims for breach of fiduciary duty and/or aiding and abetting breaches of fiduciary duty against AAM, the Apollo-affiliated fund that owned MPM’s shares before the merger, certain former MPM directors (including three Apollo employees), and members of the consortium that acquired MPM, based on alleged actions related to the May 2019 merger. The petitioners also sought to consolidate their appraisal proceeding with the Frank Funds action. On November 13, 2020, the Chancery Court granted the parties’ stipulated order to consolidate the two matters, and on December 21, 2020, the Chancery Court granted petitioners’ motion for leave to file the proposed amended complaint. This new consolidated action is captioned In Re MPM Holdings Inc. Appraisal and Stockholder Litigation, C.A. No. 2019-0519 (Del Ch.). On January 13, 2022, the Chancery Court denied Apollo’s motion to dismiss. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
On May 29, 2020, plaintiff Vrajeshkumar Patel filed a putative stockholder derivative and class action complaint in the Delaware Court of Chancery against Talos Energy, Inc. (“Talos”), all of the members of Talos’s board of directors (including two Apollo partners), Riverstone Holdings, LLC (“Riverstone”), AAM, and Guggenheim Securities, LLC in connection with the acquisition of certain assets from Castex Energy 2014, LLC and ILX Holdings, LLC in February 2020. The complaint asserts direct and derivative claims against Apollo, Riverstone, and the individual defendants for breach of their fiduciary duties. The plaintiff alleges that Apollo and Riverstone comprise a controlling shareholder group. The complaint seeks, among other relief, class certification and unspecified money damages. On August 4, 2020, the defendants filed motions to dismiss. On May 17, 2021, the court ordered that the Riverstone funds and Apollo funds that hold the relevant Talos stock be joined as necessary parties. The parties filed a stipulation, which was entered by the court on June 7, 2021, adding Riverstone Talos Energy Equityco LLC, Riverstone Talos Energy Debtco LLC, Apollo Talos Holdings, L.P., and AP Talos Energy Debtco LLC as defendants in the action. On September 30, 2021, the court dismissed the complaint in its entirety against all defendants. Plaintiff has filed an appeal of this decision, and that appeal is pending. Apollo believes that the Plaintiff’s arguments on appeal are without merit. No reasonable estimate of possible loss, if any, can be made at this time.
On August 4, 2020, a putative class action complaint was filed in the United States District Court for the District of Nevada against PlayAGS Inc. (“PlayAGS”), all of the members of PlayAGS’s board of directors (including three directors who are affiliated with Apollo), certain underwriters of PlayAGS (including Apollo Global Securities, LLC), as well as AAM, Apollo Investment Fund VIII, L.P., Apollo Gaming Holdings, L.P., and Apollo Gaming Voteco, LLC (these last four parties, together, the “Apollo Defendants”). The complaint asserts claims against all defendants arising under the Securities Act of 1933 in connection with certain secondary offerings of PlayAGS stock conducted in August 2018 and March 2019, alleging that the registration statements issued in connection with those offerings did not fully disclose certain business challenges facing PlayAGS. The complaint further asserts a control person claim under Section 20(a) of the Exchange Act against the Apollo Defendants and the director defendants (including the directors affiliated with Apollo), alleging such defendants were responsible for certain misstatements and omissions by PlayAGS about its business . Plaintiffs filed amended complaints on January 11, 2021 and again on March 25, 2021. On May 24, 2021, the Apollo Defendants filed a motion to dismiss the complaint, which motion remains pending. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
On or around October 19, 2021, a purported stockholder of AAM filed a complaint against AAM in the Court of Chancery of the State of Delaware seeking the disclosure of certain additional documents pursuant to Section 220 of the Delaware General Corporation Law. The complaint alleges that the stockholder seeks to investigate (a) whether wrongdoing or mismanagement occurred in connection with the decision of the AAM board of directors to pay, in connection with the elimination of the AAM Up-C structure, the partners of AP Professional Holdings, L.P. (including the Former Managing Partners) a payment of cash equal to $3.66 per AOG Unit held, which the complaint characterizes as providing $640 million for “Tax Receivable Agreement” assets (which the stockholder alleges are worth nothing); (b) the independence and disinterestedness of AAM directors and/or officers; and (c) potential damages relating thereto.
Commitments and Contingencies
Other long-term obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo, as well as long-term service contracts. A significant portion of these costs are reimbursable by funds or portfolio companies. As of March 31, 2022, fixed and determinable payments due in connection with these obligations were as follows:

	Remaining 2022	2023 - 2024	2025 - 2026	2027 and Thereafter	Total
Other long-term obligations	$40,756	$3,624	$1,328	$664	$46,372
Contingent Obligations
Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through March 31, 2022 and that would be reversed approximates $4.8 billion. Management views the possibility of all of the investments becoming worthless as remote. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of March 31, 2022 and December 31, 2021, there were no open underwriting commitments.
Contingent Consideration
In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future performance revenues earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability was determined based on the present value of estimated future performance revenue payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the remaining contingent obligation was $110.5 million and $125.9 million as of March 31, 2022 and December 31, 2021, respectively.
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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
16. SEGMENT REPORTING
Apollo conducts its business primarily in the United States through two reportable segments: (i) asset management and (ii) principal investing. Segment information is utilized by our chief operating decision makers to assess performance and to allocate resources.
The performance is measured by the Company’s chief operating decision makers on an unconsolidated basis because management makes operating decisions and assesses the performance of each of Apollo’s business segments based on financial and operating metrics and data that exclude the effects of consolidation of any of the affiliated funds.
Segment Reporting Changes
In connection with the completion of the Mergers, Apollo undertook a strategic review of its operating structure and business segments to assess the performance of its businesses and the allocation of resources. As a result, for periods following the Mergers, Apollo reports results through two reportable segments called asset management and principal investing.
In connection with these changes, all prior periods have been recast to conform to the new presentation. Consequently, this information will be different from the historical segment financial results previously reported by Apollo in its reports filed with the SEC.
Adjusted Segment Income
Adjusted Segment Income is the key performance measure used by management in evaluating the performance of the asset management and principal investing segments. Management uses Adjusted Segment Income to make key operating decisions such as the following:
•decisions related to the allocation of resources such as staffing decisions including hiring and locations for deployment of the new hires;
•decisions related to capital deployment such as providing capital to facilitate growth for the business and/or to facilitate expansion into new businesses;
•decisions related to expenses, such as determining annual discretionary bonuses and compensation to employees. With respect to compensation, management seeks to align the interests of certain professionals and selected other individuals with those of the investors in the funds and those of Apollo’s stockholders by providing such individuals a profit sharing interest in the performance fees earned in relation to the funds. To achieve that objective, a certain amount of compensation is based on Apollo’s performance and growth for the year.
Adjusted Segment Income is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. Adjusted Segment Income represents the amount of Apollo’s net realized earnings, excluding the effects of the consolidation of any of the related funds and SPACs, interest and preferred dividends paid to Preferred shareholders, taxes and related payables, transaction-related charges and any acquisitions. Transaction-related charges includes equity-based compensation charges, the amortization of intangible assets, contingent consideration, and certain other charges associated with acquisitions, and restructuring charges. In addition, Adjusted Segment Income excludes non-cash revenue and expense related to equity awards granted by unconsolidated related parties to employees of the Company, compensation and administrative related expense reimbursements, as well as the assets, liabilities and operating results of the funds and variable interest entities that are included in the condensed consolidated financial statements. Adjusted Segment Income also excludes impacts of the remeasurement of the tax receivable agreement liability recorded in other income, which arises from changes in the associated deferred tax balance.
Adjusted Segment Income may not be comparable to similarly titled measures used by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. We use Adjusted Segment Income as a measure of operating performance, not as a measure of liquidity. Adjusted Segment Income should not be considered in isolation or as a substitute for net income or other income data prepared in accordance with U.S. GAAP. The use of Adjusted Segment Income without consideration of related U.S. GAAP measures is not adequate due to the adjustments described above. Management compensates for these limitations by using Adjusted Segment Income as a supplemental measure to U.S. GAAP results, to provide a more complete understanding of our performance as management measures it. A reconciliation of Adjusted Segment Income to its most directly comparable U.S. GAAP measure of income (loss) before income tax provision can be found in this footnote.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Fee Related Earnings
Fee Related Earnings (“FRE”) is a component of Adjusted Segment Income that is used to assess the performance of the asset management segment. FRE is the sum of (i) management fees, (ii) advisory and transaction fees, (iii) fee-related performance fees from indefinite term vehicles, that are measured and received on a recurring basis and not dependent on realization events of the underlying investments and (iv) other income, net, less (a) fee-related compensation, excluding equity-based compensation, (b) non-compensation expenses incurred in the normal course of business, (c) placement fees and (d) non-controlling interests in the management companies of certain funds the Company manages.
Principal Investing Income
Principal Investing Income (“PII”) is a component of Adjusted Segment Income that is used to assess the performance of the principal investing segment. For the principal investing segment, PII is the sum of (i) realized performance fees, excluding realizations received in the form of shares, (ii) realized investment income, less (x) realized principal investing compensation expense, excluding expense related to equity-based compensation, and (y) certain corporate compensation and non-compensation expenses.
The following tables present financial data for the Company’s reportable segments.

	As of and for the Three Months Ended
	2022	2021
Asset Management
Management Fees	$505,401	$453,884
Advisory and transaction fees, net	64,113	55,495
Fee-related performance fees	14,226	8,771
Fee related compensation	(175,372)	(154,395)
Other operating expenses	(98,384)	(62,064)
Fee Related Earnings (FRE)	309,984	301,691

Principal Investing
Realized performance fees	127,189	106,754
Realized investment income	439,408	30,015
Principal investing compensation	(155,988)	(68,225)
Other operating expenses	(5,964)	(7,374)
Principal Investing Income (PII)	404,645	61,170

Adjusted Segment Income	714,629	362,861

Segment Assets:
Asset Management	$1,494,453
Principal Investing	8,655,165
Total Assets(1)	$10,149,618

(1) Refer below for a reconciliation of total assets for Apollo’s total reportable segments to total consolidated assets.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following table presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Adjusted Segment Income:

	For the Three Months Ended March 31,
	2022	2021
Income before income tax provision	$1,417,796	$1,721,749
Equity-based profit sharing expense and other(1)	97,078	34,872
Equity-based compensation	56,333	16,158
Transaction-related charges(2)	(729)	9,325
Merger-related transaction and integration costs(3)	17,746	10,769
(Gain) loss from change in tax receivable agreement liability	14,184	(1,941)
Net income attributable to Non-Controlling Interests in consolidated entities	(210,109)	(70,578)
Unrealized performance fees	(444,643)	(1,290,499)
Unrealized profit sharing expense	191,253	588,992
Net interest expense	30,300	33,852
Unrealized principal investment income (loss)	82,128	(363,773)
Unrealized net (gains) losses from investment activities and other	(536,708)	(326,065)
Adjusted Segment Income	$714,629	$362,861

(1) Equity-based profit sharing expense and other includes certain profit sharing arrangements in which a portion of performance fees distributed to the general partner are required to be used by employees of Apollo to purchase restricted shares of common stock or RSUs, which are granted under AGM’s Equity Plan. Equity-based profit sharing expense and other also includes performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense.

(2) Transaction-related charges include equity-based compensation charges, the amortization of intangible assets, contingent consideration and certain other charges associated with acquisitions.
(3) Merger-related transaction and integration costs includes advisory services, technology integration, equity-based compensation charges and other costs associated with the Mergers.
The following table presents the reconciliation of the Company’s total reportable segment assets to total assets:

	As of March 31, 2022	As of December 31, 2021
Total reportable segment assets	$10,149,618	$13,573,400
Adjustments(1)	2,161,884	16,928,494
Total assets	$12,311,502	$30,501,894

(1) Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.
17. SUBSEQUENT EVENTS
Dividends
On May 5, 2022, the Company declared a cash dividend of $0.398438 per share of Series A Preferred shares and Series B Preferred shares, which will be paid on June 15, 2022 to holders of record at the close of business on June 1, 2022.
Griffin Capital
On May 3, 2022, the Company completed the acquisition of the U.S. asset management business of Griffin Capital (“Griffin”) in exchange for closing consideration of approximately $300 million and contingent consideration of up to $150 million, substantially all of which will be settled in shares of AGM common stock, per the transaction agreement signed December 2, 2021. This follows, and is incremental to, the March 2022 close of Griffin’s wealth distribution business. As a result of the final close, the Griffin Institutional Access Real Estate Fund and the Griffin Institutional Access Credit Fund are now advised by Apollo and have been renamed the Apollo Diversified Real Estate Fund and Apollo Diversified Credit Fund, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Apollo Asset Management, Inc.’s condensed consolidated financial statements and the related notes within this quarterly report. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section entitled “Risk Factors” in the 2021 Annual Report. The highlights listed below have had significant effects on many items within our condensed consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods. Target returns included in this report are presented gross and do not account for fees, expenses and taxes, which will reduce returns. Target returns are neither guarantees nor predictions or projections of future performance. There can be no assurance that target returns will be achieved or that Apollo will be successful in implementing the applicable strategy. Actual gross and net returns for funds managed by Apollo, and individual investors participating directly or indirectly in funds managed by Apollo, may vary significantly from the target returns set forth herein.
General
Our Businesses
Founded in 1990, Apollo is a high-growth, global alternative asset manager. Apollo conducts its business primarily in the United States through the following two reportable segments: asset management and principal investing. These business segments are differentiated based on the investment services they provide as well as varying investing strategies. Apollo had a team of 2,336 employees, including 660 investment professionals, as of March 31, 2022.
Asset Management
Our asset management segment focuses on three investing strategies: yield, hybrid and equity. We have a flexible mandate in many of the funds we manage which enables the funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. As of March 31, 2022, we had total AUM of $512.8 billion.
Yield
Yield is our largest asset management strategy with $372.7 billion of AUM as of March 31, 2022. Our yield strategy focuses on generating excess returns through high-quality credit underwriting and origination. Beyond participation in the traditional issuance and secondary credit markets, through our origination platforms and corporate solutions capabilities we seek to originate attractive and safe-yielding assets for the funds we manage. Within our yield strategy, we target 4% to 10% returns for for the funds we manage. Since inception, the total return yield fund has generated a 6% gross ROE and 5% net ROE annualized through March 31, 2022.
Hybrid
Our hybrid strategy, with $53.7 billion of AUM as of March 31, 2022, brings together our capabilities across debt and equity to seek to offer a differentiated risk-adjusted return with an emphasis on structured downside protected opportunities across asset classes. We target 8% to 15% returns within our hybrid strategy by pursuing investments in all market environments, deploying capital during both periods of dislocation and market strength, and focusing on different investing strategies and asset classes. Our flagship hybrid credit hedge fund has generated a 12% gross ROE and 8% net ROE annualized and our hybrid value funds have generated a 28% gross IRR and a 23% net IRR from inception through March 31, 2022.
Equity
Our equity strategy, with $86.4 billion of AUM as of March 31, 2022, emphasizes flexibility, complexity, and purchase price discipline to drive opportunistic-like returns for the funds we manage throughout market cycles. Apollo’s equity team has experience across sectors, industries, and geographies in both private equity and real estate equity. Our controlled equity transactions are principally buyouts, corporate carveouts and distressed investments, while our real estate funds generally transact in single asset, portfolio and platform acquisitions. Within our equity strategy, we target upwards of 15% returns in the funds we manage. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 25% net IRR on a compound annual basis from inception through March 31, 2022.
Principal Investing
Our principal investing segment is comprised of our realized performance fee income, realized investment income from our balance sheet investments, and certain allocable expenses related to corporate functions supporting the entire company. The principal investing segment also includes our growth capital and liquidity resources. We expect to deploy capital into strategic investments over time that will help accelerate the growth of our asset management segment, by broadening our investment management and/or product distribution capabilities or increasing the efficiency of our operations. We believe these investments will translate into greater compounded annual growth of Fee Related Earnings.
Given the cyclical nature of performance fees, earnings from our principal investing segment, or Principal Investing Income (“PII”), is inherently more volatile in nature than earnings from the asset management segment. We earn fees based on the investment performance of the funds we manage and compensate our employees, primarily investment professionals, with a meaningful portion of these proceeds to align our team with the investors in the funds we manage and incentivize them to deliver strong investment performance over time. We expect to increase the proportion of performance fee income we pay to our employees over time, and as such proportion increases, we expect PII to represent a relatively smaller portion of our total company earnings.
The diagram below depicts our current organizational structure:

Note: The organizational structure chart above depicts a simplified version of the Apollo structure. It does not include all legal entities in the structure.
(1)Includes direct and indirect ownership by AGM.
Business Environment
As a global asset manager, we are affected by numerous factors, including the condition of financial markets and the economy. Price fluctuations within equity, credit, commodity, foreign exchange markets, as well as interest rates, which may be volatile and mixed across geographies, can significantly impact the valuation of our investments and those of portfolio companies for the funds we manage and related income we may recognize.
In the U.S., the S&P 500 Index decreased by 4.9% during the first quarter of 2022, following an increase of 10.6% during the fourth quarter of 2021. Global equity markets also depreciated during the quarter, with the MSCI All Country World ex USA Index decreasing 4.7%, following an increase of 3.2% in the fourth quarter of 2021.
Conditions in the credit markets also have a significant impact on our business. Credit markets were negative in the first quarter of 2022, with the BofAML HY Master II Index decreasing by 4.5%, while the S&P/LSTA Leveraged Loan Index decreased by 0.2%. The U.S. 10-year Treasury yield at the end of the quarter was 2.32%. On March 17, 2022, the Federal Reserve raised the benchmark interest rate to a target range of 0.25% to 0.50% from a target range of 0% to 0.25% in 2021.
Foreign exchange rates can materially impact the valuations of our investments and those of the funds we manage that are denominated in currencies other than the U.S. dollar. Relative to the U.S. dollar, the Euro depreciated 2.7% during the first quarter, after depreciating 1.8% in the fourth quarter of 2021, while the British pound depreciated 2.9% in the first quarter, after appreciating 0.4% in the fourth quarter of 2021. The price of crude oil appreciated by 33.3% during the quarter, after appreciating by 0.2% during the fourth quarter of 2021.

In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP decreased at an annual rate of 1.4% in the first quarter of 2022, following an increase of 6.9% in the fourth quarter of 2021. As of April 2022, the International Monetary Fund estimated that the U.S. economy will expand by 3.7% in 2022 and 2.3% in 2023. The U.S. Bureau of Labor Statistics reported that the U.S. unemployment rate decreased to 3.6% as of March 31, 2022. In addition, the U.S. Bureau of Labor Statistics reported that the annual U.S. inflation rate increased to 8.5% as of March 31, 2022 from 7.0% as of December 2021, and continues to be the highest rate since 2008.
Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its fund investors by focusing on opportunities that management believes are often overlooked by other investors. As such, Apollo’s global integrated investment platform across yield, hybrid and equity strategies had gross capital deployment of $48.0 billion during the three months ended March 31, 2022 driven by asset origination platforms, traditional sources such as commercial real estate, CLO debt, high grade alpha transactions, and deployment from traditional private equity funds.
Apollo has one of the largest investing platforms in the world, deploying capital for investors across the risk/return spectrum from investment grade credit all the way up through private equity across its yield, hybrid, and equity investing strategies. Apollo’s focus on nine core industry sectors, combined with more than 32 years of investment experience, has allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors include chemicals, manufacturing and industrial, natural resources, consumer and retail, consumer services, business services, financial services, leisure, and media/telecom/technology. Apollo believes that these attributes have contributed to the success of its equity funds investing in buyouts as well as credit opportunities investing in senior loans, high yield, and distressed credit during both expansionary and recessionary economic periods. Over the past decade, to support the significant growth of its yield investing capabilities, Apollo has developed a differentiated asset origination ecosystem which produces private credit and large-cap loan origination investment opportunities for its fund investors and retirement services clients.
In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities, such as continuing to grow the assets of our perpetual capital vehicles. As such, Apollo had $30.7 billion of capital inflows during the three months ended March 31, 2022. Apollo returned $4.5 billion of capital and realized gains to the investors in the funds it manages during the three months ended March 31, 2022.
Overview of Results of Operations
Revenues
Management Fees
The significant growth of the assets we manage has had a positive effect on our revenues. Management fees are typically calculated based upon any of “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted costs of all unrealized portfolio investments,” “capital commitments,” “invested capital,” “adjusted assets,” “capital contributions,” or “stockholders’ equity,” each as defined in the applicable limited partnership agreement and/or management agreement of the unconsolidated funds or accounts.
Advisory and Transaction Fees, Net
As a result of providing advisory services with respect to actual and potential investments, we are entitled to receive fees for transactions related to the acquisition and, in certain instances, disposition and financing of companies, some of which are portfolio companies of the funds we manage, as well as fees for ongoing monitoring of portfolio company operations and directors’ fees. We also receive advisory fees for advisory services provided to certain funds. In addition, monitoring fees are generated on certain structured portfolio company investments. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage (up to 100%) of such advisory and transaction fees, net of applicable broken deal costs (“Management Fee Offset”). Such amounts are presented as a reduction to advisory and transaction fees, net, in the condensed consolidated statements of operations (see note 2 to our condensed consolidated financial statements for more detail on advisory and transaction fees, net).
Performance Fees
The general partners of the funds we manage are entitled to an incentive return of normally up to 20% of the total returns of a fund’s capital, depending upon performance of the underlying funds and subject to preferred returns and high water marks, as applicable. Performance fees, categorized as performance allocations, are accounted for as an equity method investment, and effectively, the performance fees for any period are based upon an assumed liquidation of the funds’ assets at the reporting date, and distribution of the net proceeds in accordance with the funds’ allocation provisions. Performance fees categorized as incentive fees, which are not accounted as an equity method investment, are deferred until fees are probable to not be significantly reversed. Prior to the adoption of the new revenue recognition guidance, incentive fees were recognized on an assumed liquidation basis. The majority of performance fees are comprised of performance allocations.
As of March 31, 2022, approximately 52% of the value of the investments of the funds we manage on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 48% was determined primarily by comparable company and industry multiples or discounted cash flow models. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest” in the 2021 Annual Report for discussion regarding certain industry-specific risks that could affect the fair value of certain of the portfolio company investments of the funds we manage.
In certain equity funds we manage, the Company does not earn performance fees until the investors in the fund have achieved cumulative investment returns on invested capital (including management fees and expenses) in excess of an 8% hurdle rate. Additionally, certain of our yield and hybrid funds have various performance fee rates and hurdle rates. Certain of our yield and hybrid funds allocate performance fees to the general partner in a similar manner as the equity funds. In certain of our equity, yield and hybrid funds, so long as the investors achieve their priority returns, there is a catch-up formula whereby the Company earns a priority return for a portion of the return until the Company’s performance fees equate to its incentive fee rate for that fund; thereafter, the Company participates in returns from the fund at the performance fee rate. Performance fees, categorized as performance allocations, are subject to reversal to the extent that the performance fees distributed exceed the amount due to the general partner based on a fund’s cumulative investment returns. The Company recognizes potential repayment of previously received performance fees as a general partner obligation representing all amounts previously distributed to the general partner that would need to be repaid to the Apollo funds if these funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual general partner obligation, however, would not become payable or realized until the end of a fund’s life or as otherwise set forth in the respective limited partnership agreement of the fund.
The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis and (ii) realized and unrealized performance fees:

	As of March 31,	Performance Fees for the Three Months Ended March 31, 2022
	2022
	Performance Fees Receivable on an Unconsolidated Basis	Unrealized	Realized	Total
	(in thousands)
AIOF I and II	$15,232	$(795)	$5,043	$4,248
ANRP I, II and III(1)(2)	90,883	991	13	1,004
EPF Funds	135,855	494	8,618	9,112
FCI Funds	132,201	(7,084)	—	(7,084)
Fund IX	1,176,017	405,183	54,018	459,201
Fund VIII	653,111	(73,110)	—	(73,110)
Fund VII(1)(2)	82,457	(18,373)	23,543	5,170
Fund VI	16,145	(141)	27	(114)
Fund IV and V(1)	—	(223)	—	(223)
Hybrid Value Fund	121,969	15,887	14,588	30,475
Real Estate Equity(1)	68,137	24,588	2,859	27,447
Corporate Credit	7,911	1,171	4,386	5,557
Structured Finance and ABS	73,924	3,196	5,147	8,343
Direct Origination	116,781	9,517	9,156	18,673
Other(1)(3)	408,357	81,468	14,017	95,485
Total	$3,098,980	$442,769	$141,415	$584,184
Total, net of profit sharing payable(4)/expense	1,602,325	252,923	(3,518)	249,405
(1)As of March 31, 2022, certain funds had $80.2 million in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations was $1.3 billion, as of March 31, 2022.

(2)As of March 31, 2022, the remaining investments and escrow cash of ANRP II was valued at 100% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of March 31, 2022, ANRP II had $60.8 million of gross performance fees, or $38.7 million net of profit sharing, in escrow. With respect to ANRP II, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreements. Performance fees receivable as of March 31, 2022 and realized performance fees for the three months ended March 31, 2022 include interest earned on escrow balances that is not subject to contingent repayment.
(3)Other includes certain SIAs.
(4)There was a corresponding profit sharing payable of $1.5 billion as of March 31, 2022, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $110.5 million.
The general partners of certain of the funds we manage accrue performance fees, categorized as performance allocations, when the fair value of investments exceeds the cost basis of the individual investors’ investments in the fund, including any allocable share of expenses incurred in connection with such investments, which we refer to as “high water marks.” These high water marks are applied on an individual investor basis. Certain funds we manage have investors with various high water marks, the achievement of which is subject to market conditions and investment performance.
Performance fees from certain funds we manage are subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative performance fees distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. These general partner obligations, if applicable, are included in due to related parties on the condensed consolidated statements of financial condition.
The following table summarizes our performance fees since inception for our combined segments through March 31, 2022:

	Performance Fees Since Inception(1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized(2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation(3)	Maximum Performance Fees Subject to Potential Reversal(4)
	(in millions)
AIOF I and II	$15.2	$36.6	$51.8	$—	$36.9
ANRP I, II and III	90.9	156.6	247.5	12.0	113.6
EPF Funds	135.9	455.7	591.6	26.2	326.1
FCI Funds	132.2	24.2	156.4	—	132.2
Fund IX	1,176.0	440.6	1,616.6	—	1,440.2
Fund VIII	653.1	1,638.8	2,291.9	—	1,693.2
Fund VII	82.5	3,181.6	3,264.1	—	27.1
Fund VI	16.1	1,663.9	1,680.0	—	0.3
Fund IV and V	—	2,053.1	2,053.1	31.9	0.4
Hybrid Value Fund	122.0	99.7	221.7	—	168.3
Real Estate Equity	68.1	57.8	125.9	—	77.0
Corporate Credit	7.9	925.7	933.6	—	7.8
Structured Finance and ABS	73.9	52.1	126.0	—	68.6
Direct Origination	116.8	62.4	179.2	—	107.6
Other(5)	408.4	1,610.8	2,019.2	10.1	558.7
Total	$3,099.0	$12,459.6	$15,558.6	$80.2	$4,758.0
(1)Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.11 as of March 31, 2022. Certain funds are denominated in pound sterling and historical figures are translated into U.S. dollars at an exchange rate of £1.00 to $1.31 as of March 31, 2022.
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

(3)Amounts were computed based on the fair value of fund investments on March 31, 2022. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at March 31, 2022. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.
(4)Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on March 31, 2022. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.
(5)Other includes certain SIAs.
Expenses
Compensation and Benefits
Our most significant expense is compensation and benefits expense. This consists of fixed salary, discretionary and non-discretionary bonuses, profit sharing expense associated with the performance fees earned and compensation expense associated with the vesting of non-cash equity-based awards.
Our compensation arrangements with certain partners and employees contain a significant performance-based incentive component. Therefore, as our net revenues increase, our compensation costs rise. Our compensation costs also reflect the increased investment in people as we expand geographically and create new funds.
In addition, certain professionals and selected other individuals have a profit sharing interest in the performance fees earned in order to better align their interests with our own and with those of the investors in these funds. Profit sharing expense is part of our compensation and benefits expense and is generally based upon a fixed percentage of performance fees. Profit sharing expense can reverse during periods when there is a decline in performance fees that were previously recognized. Profit sharing amounts are normally distributed to employees after the corresponding investment gains have been realized and generally before preferred returns are achieved for the investors. Therefore, changes in our unrealized performance fees have the same effect on our profit sharing expense. Profit sharing expense increases when unrealized performance fees increases. Realizations only impact profit sharing expense to the extent that the effects on investments have not been recognized previously. If losses on other investments within a fund are subsequently realized, the profit sharing amounts previously distributed are normally subject to a general partner obligation to return performance fees previously distributed back to the funds. This general partner obligation due to the funds would be realized only when the fund is liquidated, which generally occurs at the end of the fund’s term. However, indemnification obligations also exist for realized gains with respect to Fund IV, Fund V and Fund VI, which, although our Former Managing Partners and Contributing Partners would remain personally liable, may indemnify our Former Managing Partners and Contributing Partners for 17.5% to 100% of the previously distributed profits regardless of the fund’s future performance. See note 14 to our condensed consolidated financial statements for further information regarding the Company’s indemnification liability.
Other Expenses
The balance of our other expenses includes interest, placement fees, and general, administrative and other operating expenses. Interest expense consists primarily of interest related to the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2048 Senior Notes and the 2050 Subordinated Notes as discussed in note 11 to our condensed consolidated financial statements. Placement fees are incurred in connection with our capital raising activities. In cases where the limited partners of the funds are determined to be the customer in an arrangement, placement fees may be capitalized as a cost to acquire a customer contract, and amortized over the life of the customer contract. General, administrative and other expenses includes occupancy expense, depreciation and amortization, professional fees and costs related to travel, information technology and administration. Occupancy expense represents charges related to office leases and associated expenses, such as utilities and maintenance fees. Depreciation and amortization of fixed assets is normally calculated using the straight-line method over their estimated useful lives, ranging from two to sixteen years, taking into consideration any residual value. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. Intangible assets are amortized based on the future cash flows over the expected useful lives of the assets.

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
Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities
Changes in the fair value of the consolidated VIEs’ assets and liabilities and related interest, dividend and other income and expenses subsequent to consolidation are presented within net gains (losses) from investment activities of consolidated variable interest entities and are attributable to Non-Controlling Interests in the condensed consolidated statements of operations.
Other Income (Losses), Net
Other income (losses), net includes gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities, remeasurement of the tax receivable agreement liability and other miscellaneous non-operating income and expenses.
Income Taxes
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in Non-Controlling Interests in the condensed consolidated financial statements. As of March 31, 2022, the Non-Controlling Interests relates to the 42.6% ownership interest in the Apollo Operating Group held directly by AGM. As of December 31, 2021, Non-Controlling Interests include the 39.8% ownership interest in the Apollo Operating Group held by the Former Managing Partners and Contributing Partners through their limited partner interests in Holdings. Additionally, as of December 31, 2021, Athene held a 6.7% Non-Controlling Interest in the Apollo Operating Group as a result of the Transaction Agreement. Non-Controlling Interests also include limited partner interests in certain consolidated funds and VIEs.

Results of Operations
Below is a discussion of our condensed consolidated results of operations for the three months ended March 31, 2022 and 2021. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Three Months Ended March 31,		Total Change	Percentage Change
	2022	2021
	(in thousands)
Revenues:
Management fees	$522,936	$457,185	$65,751	14.4%
Advisory and transaction fees, net	65,786	56,348	9,438	16.7
Investment income	702,315	1,777,313	(1,074,998)	(60.5)
Incentive fees	5,850	3,854	1,996	51.8
Total Revenues	1,296,887	2,294,700	(997,813)	(43.5)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	218,254	174,630	43,624	25.0
Equity-based compensation	156,288	56,448	99,840	176.9
Profit sharing expense	359,562	655,480	(295,918)	(45.1)
Total compensation and benefits	734,105	886,558	(152,453)	(17.2)
Interest expense	32,993	34,799	(1,806)	(5.2)
General, administrative and other	140,363	100,387	39,976	39.8
Total Expenses	907,461	1,021,744	(114,283)	(11.2)
Other Income:
Net gains from investment activities	771,262	353,151	418,111	118.4
Net gains from investment activities of consolidated variable interest entities	279,455	112,594	166,861	148.2
Interest income	2,836	798	2,038	255.4
Other income (loss), net	(25,183)	(17,750)	(7,433)	41.9
Total Other Income	1,028,370	448,793	579,577	129.1
Income before income tax provision	1,417,796	1,721,749	(303,953)	(17.7)
Income tax provision	(134,174)	(203,246)	69,072	(34.0)
Net Income	1,283,622	1,518,503	(234,881)	(15.5)
Net income attributable to Non-Controlling Interests	(686,654)	(839,613)	152,959	(18.2)
Net Income Attributable to Apollo Asset Management, Inc.	596,968	678,890	(81,922)	(12.1)
Series A Preferred share dividends	(4,383)	(4,383)	—	—
Series B Preferred share dividends	(4,781)	(4,781)	—	—
Net Income Attributable to Apollo Asset Management, Inc. Common Stockholders	$587,804	$669,726	$(81,922)	(12.2)
Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
In this section, references to 2022 refer to the three months ended March 31, 2022 and references to 2021 refer to the three months ended March 31, 2021
Revenues
Revenues were $1.3 billion in 2022, a decrease of $1.0 billion from $2.3 billion in 2021 due to lower investment income. This decrease was primarily due to a decrease in performance allocations as a result of equity market volatility in 2022. Performance allocations were higher in 2021 due to fund appreciation leading to unrealized performance allocation gains.
This decrease was in part offset by an increase in management fees of $65.8 million to $522.9 million in 2022 from $457.2 million in 2021. The increase in management fees was primarily driven by yield funds due to increased Fee-Generating AUM inflows primarily from our perpetual capital vehicles.
Expenses
Expenses were $0.9 billion in 2022, a decrease of $114.3 million from $1.0 billion in 2021 due to a decrease in profit sharing expense of $295.9 million resulting from lower performance allocations during 2022. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. This decrease was partially offset by increases in equity-based compensation of $99.8 million and an increase in salary, bonus and benefits of $43.6 million due to accelerated headcount growth in 2021, including for certain senior level roles, as the Company strategically invests in talent that will seek to capture its next leg of growth. In addition, equity-based compensation increased as a result of: i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and ii) the impact of one-time grants awarded to the Co-Presidents which vest on a cliff basis subject to continued employment over five years and the Company’s achievement of FRE and SRE per share.
General, administrative and other expenses were $140.4 million in 2022, an increase of $40.0 million from $100.4 million in 2021. The increase in 2022 is driven by increases in professional fees, travel and entertainment expenses, and absorption of occupancy and technology expenses to support the Company’s increased headcount.
Other Income (Loss)
Other Income was $1.0 billion in 2022, an increase of $580 million from $448.8 million in 2021. This increase was primarily attributable to an increase in net gains from investment activities as a result of realized investment income from dividend income earned on one of our balance sheet investments.
Income Tax Provision
The income tax provision totaled $134.2 million and $203.2 million in 2022 and 2021, respectively. The change was primarily related to the decrease in pre-tax income. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 9.5% and 11.8% for 2022 and 2021, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) income passed through to Non-Controlling Interests, (ii) foreign, state and local income taxes, including New York City unincorporated business taxes (“NYC UBT”), and (iii) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m) (see note 10 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
Managing Business Performance
We believe that the presentation of Adjusted Segment Income supplements a reader’s understanding of the economic operating performance of our segments.
Adjusted Segment Income
Adjusted Segment Income is the key performance measure used by management in evaluating the performance of Apollo’s asset management and principal investing segments. See note 16 to the condensed consolidated financial statements for more details regarding the components of Adjusted Segment Income.
We believe that Adjusted Segment Income is helpful for an understanding of our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed below in “—Overview of Results of Operations” that have been prepared in accordance with U.S. GAAP. See note 16 to the condensed consolidated financial statements for more details regarding management’s consideration of Segment Earnings.
Fee Related Earnings and Principal Investing Income
FRE is a component of Adjusted Segment Income and represents the performance measure used to assess the performance of the asset management segment.
PII is a component of Adjusted Segment Income and represents the performance measure used to assess the performance of the principal investing segment.
See note 16 to the condensed consolidated financial statements for more details regarding the components of FRE and PII.
We use Adjusted Segment Income, FRE, and PII as measures of operating performance, not as measures of liquidity. These measures should not be considered in isolation or as a substitute for net income or other income data prepared in accordance with U.S. GAAP. The use of these measures without consideration of their related U.S. GAAP measures is not adequate due to the adjustments described above.
Segment Analysis
Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by our management to assess performance and to allocate resources. See note 16 to our condensed consolidated financial statements for more information regarding our segment reporting.

Our financial results vary, since performance fees, which generally constitute a large portion of the income from the funds that we manage, as well as the transaction and advisory fees that we receive, can vary significantly from quarter to quarter and year to year. As a result, we emphasize long-term financial growth and profitability to manage our business.
Asset Management
The following table presents Fee Related Earnings, the performance measure of our asset management segment.

	Three Months ended March 31,		Total Change	Percentage Change
	2022	2021
	(in thousands)
Asset Management:
Management fees - Yield	$333,305	$281,076	$52,229	18.6%
Management fees - Hybrid	48,346	39,177	9,169	23.4
Management fees - Equity	123,750	133,631	(9,881)	(7.4)
Management fees	505,401	453,884	51,517	11.4
Advisory and transaction fees, net	64,113	55,495	8,618	15.5
Fee-related performance fees	14,226	8,771	5,455	62.2
Fee-related compensation	(175,372)	(154,395)	(20,977)	13.6
Other operating expenses	(98,384)	(62,064)	(36,320)	58.5
Fee Related Earnings (FRE)	$309,984	$301,691	$8,293	2.7

	Three Months ended March 31,		Total Change	Percentage Change
	2021	2020
	(in thousands)
Asset Management:
Management fees - Yield	$281,076	$214,450	$66,626	31.1%
Management fees - Hybrid	39,177	30,070	9,107	30.3
Management fees - Equity	133,631	137,848	(4,217)	(3.1)
Management fees	453,884	382,368	71,516	18.7
Advisory and transaction fees, net	55,495	36,732	18,763	51.1
Fee-related performance fees	8,771	2,404	6,367	264.9
Fee-related compensation	(154,395)	(118,456)	(35,939)	30.3
Other operating expenses	(62,064)	(62,145)	81	(0.1)
Fee Related Earnings (FRE)	$301,691	$240,903	$60,788	25.2

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

In this section, references to 2022 refer to the three months ended March 31, 2022 and references to 2021 refer to the three months ended March 31, 2021.

FRE was $310.0 million in 2022, an increase of $8.3 million compared to $301.7 million in 2021. This increase was primarily attributable to continued growth in management fees and advisory and transaction fees. The increase in management fees was primarily driven by yield funds from increased Fee-Generating AUM inflows primarily from our perpetual capital vehicles. The growth in revenues was offset, in part, by higher fee-related compensation expenses and other operating expenses as we expand our global team and absorb occupancy and technology costs.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

In this section, references to 2021 refer to the three months ended March 31, 2021 and references to 2020 refer to the three months ended March 31, 2020.

FRE was $301.7 million in 2021, an increase of $60.8 million compared to $240.9 million in 2020. This increase was primarily attributable to growth in management fees and advisory and transaction fees. The increase in management fees was primarily driven by yield funds from increased Fee-Generating AUM inflows primarily from our perpetual capital vehicles. The growth in revenues was offset, in part, by higher fee-related compensation expense due to an increase in headcount as we continued to expand our global team in 2021.
Asset Management Operating Metrics
We monitor certain operating metrics that are common to the alternative asset management industry and directly impact the performance of our asset management segment. These operating metrics include Assets Under Management, Gross capital deployment and uncalled commitments.
Assets Under Management
The following presents Apollo’s Total AUM and Fee-Generating AUM by investing strategy (in billions):

The following presents Apollo’s AUM with Future Management Fee Potential by investing strategy (in billions):

The following tables present the components of Performance Fee-Eligible AUM for each of Apollo’s three investing strategies within the asset management segment:

	As of March 31, 2022
	Yield(1)	Hybrid	Equity	Total
	(in millions)
Performance Fee-Generating AUM (1)	$37,000	$18,187	$41,482	$96,669
AUM Not Currently Generating Performance Fees	7,637	6,250	4,231	18,118
Uninvested Performance Fee-Eligible AUM	4,396	14,896	18,711	38,003
Total Performance Fee-Eligible AUM	$49,033	$39,333	$64,424	$152,790

	As of March 31, 2021
	Yield	Hybrid	Equity	Total
	(in millions)
Performance Fee-Generating AUM (1)	$31,302	$15,061	$35,898	82,261
AUM Not Currently Generating Performance Fees	6,760	4,701	3,147	14,608
Uninvested Performance Fee-Eligible AUM	2,526	15,113	28,323	45,962
Total Performance Fee-Eligible AUM	$40,588	$34,875	$67,368	142,831

	As of December 31, 2021
	Yield	Hybrid	Equity	Total
	(in millions)
Performance Fee-Generating AUM (1)	$37,756	$17,663	$37,447	$92,866
AUM Not Currently Generating Performance Fees	2,355	4,971	3,614	10,940
Uninvested Performance Fee-Eligible AUM	2,644	16,478	21,075	40,197
Total Performance Fee-Eligible AUM	$42,755	$39,112	$62,136	$144,003

(1) Performance Fee-Generating AUM of $5.2 billion, $5.1 billion and $5.2 billion as of March 31, 2022, March 31, 2021 and December 31, 2021 respectively, are above the hurdle rates or preferred returns and have been deferred to future periods when the fees are probable to not be significantly reversed.

The components of Fee-Generating AUM by investing strategy are presented below:

	As of March 31, 2022
	Yield	Hybrid	Equity		Total
	(in millions)
Fee-Generating AUM based on capital commitments	$—	$3,580	$27,348		$30,928
Fee-Generating AUM based on invested capital	2,448	7,533	12,790		22,771
Fee-Generating AUM based on gross/adjusted assets	275,373	4,913	546		280,832
Fee-Generating AUM based on NAV	33,497	7,475	216		41,188
Total Fee-Generating AUM	$311,318	$23,501	$40,900	(1)	$375,719

(1) The weighted average remaining life of the traditional private equity funds as of March 31, 2022 was 62 months.

	As of March 31, 2021
	Yield	Hybrid	Equity		Total
	(in millions)
Fee-Generating AUM based on capital commitments	$100	$2,150	$30,764		$33,014
Fee-Generating AUM based on invested capital	1,622	6,073	13,376		21,071
Fee-Generating AUM based on gross/adjusted assets	252,582	3,038	994		256,614
Fee-Generating AUM based on NAV	27,161	7,115	271		34,547
Total Fee-Generating AUM	$281,465	$18,376	$45,405	(1)	$345,246

(1) The weighted average remaining life of the traditional private equity funds at March 31, 2021 was 70 months.

	As of December 31, 2021
	Yield	Hybrid	Equity		Total
	(in millions)
Fee-Generating AUM based on capital commitments	$—	$3,580	$27,277		$30,857
Fee-Generating AUM based on invested capital	2,321	6,826	12,075		21,222
Fee-Generating AUM based on gross/adjusted assets	273,695	4,293	406		278,394
Fee-Generating AUM based on NAV	31,290	7,146	192		38,628
Total Fee-Generating AUM	$307,306	$21,845	$39,950	(1)	$369,101

(1) The weighted average remaining life of the traditional private equity funds as of December 31, 2021 was 64 months.
Apollo, through its consolidated subsidiary, ISG, provides asset management services to Athene with respect to assets in the Athene Accounts, including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions, asset diligence, hedging and other asset management services and receives management fees for providing these services. Apollo, through ISG, also provides sub-allocation services with respect to a portion of the assets in the Athene Accounts. See note 14 to the condensed consolidated financial statements for more details regarding the fee rates of the investment management and sub-allocation fee arrangements with respect to the assets in the Athene Accounts. Apollo managed or advised $217.6 billion, $212.6 billion, and $185.8 billion of AUM on behalf of Athene as of March 31, 2022, December 31, 2021 and March 31, 2021, respectively.
Apollo, through ISGI, provides investment advisory services with respect to certain assets in certain portfolio companies of Apollo funds and sub-advises the Athora Accounts and broadly refers to “Athora Sub-Advised” assets as those assets in the Athora Accounts which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages. The Company refers to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub Advised” AUM. See note 14 to the condensed consolidated financial statements for more details regarding the fee arrangements with respect to the assets in the Athora Accounts. Apollo managed or advised $54.8 billion, $59.0 billion, and $61.5 billion of AUM on behalf of Athora as of March 31, 2022, December 31, 2021 and March 31, 2021, respectively.
The following tables summarize changes in total AUM for each of Apollo’s three investing strategies:

	For the Three Months Ended March 31,
	2022				2021
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$360,289	$52,772	$84,491	$497,552	$332,880	$42,317	$80,289	$455,486
Inflows	26,859	2,439	1,359	30,657	11,628	2,806	889	15,323
Outflows(2)	(9,547)	(453)	—	(10,000)	(7,645)	(196)	(58)	(7,899)
Net Flows	17,312	1,986	1,359	20,657	3,983	2,610	831	7,424
Realizations	(626)	(1,640)	(2,246)	(4,512)	(477)	(936)	(2,298)	(3,711)
Market Activity(3)	(4,279)	622	2,803	(854)	(7,603)	1,451	8,091	1,939
End of Period	$372,696	$53,740	$86,407	$512,843	$328,783	$45,442	$86,913	$461,138

(1) At the individual strategy level, inflows include new subscriptions, commitments, capital raised, other increases in available capital, purchases, acquisitions and portfolio company appreciation. Outflows represent redemptions, other decreases in available capital and portfolio company depreciation. Realizations represent fund distributions of realized proceeds. Market activity represents gains (losses), the impact of foreign exchange rate fluctuations and other income.

(2) Outflows for Total AUM include redemptions of $0.6 billion and $0.7 billion during the three months ended March 31, 2022 and 2021, respectively.
(3) Includes foreign exchange impacts of $(2.5) billion and $(3.3) billion during the three months ended March 31, 2022 and 2021, respectively.

The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three investing strategies:

	For the Three Months Ended March 31,
	2022				2021
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$307,306	$21,845	$39,950	$369,101	$285,830	$17,622	$45,222	$348,674
Inflows	16,453	2,510	1,309	20,272	9,335	1,701	438	11,474
Outflows(2)	(8,773)	(299)	(70)	(9,142)	(6,334)	(978)	(83)	(7,395)
Net Flows	7,680	2,211	1,239	11,130	3,001	723	355	4,079
Realizations	(309)	(582)	(263)	(1,154)	(309)	(359)	(149)	(817)
Market Activity(3)	(3,359)	27	(26)	(3,358)	(7,057)	390	(23)	(6,690)
End of Period	$311,318	$23,501	$40,900	$375,719	$281,465	$18,376	$45,405	$345,246

(1) At the individual strategy level, inflows include new subscriptions, commitments, capital raised, other increases in available capital, purchases, acquisitions and portfolio company appreciation. Outflows represent redemptions, other decreases in available capital and portfolio company depreciation. Realizations represent fund distributions of realized proceeds. Market activity represents gains (losses), the impact of foreign exchange rate fluctuations and other income.

(2) Outflows for Fee-Generating AUM include redemptions of $0.4 billion and $0.7 billion during the three months ended March 31, 2022 and 2021, respectively.
(3) )Includes foreign exchange impacts of $(1.9) billion and $(2.8) billion, during the three months ended March 31, 2022 and 2021, respectively.
Gross Capital Deployment and Uncalled Commitments
Gross capital deployment represents the gross capital that has been invested in investments by the funds and accounts we manage during the relevant period, but excludes certain investment activities primarily related to hedging and cash management functions at the firm. Gross capital deployment is not reduced or netted down by sales or refinancings, and takes into account leverage used by the funds and accounts we manage in gaining exposure to the various investments that they have made.
Uncalled commitments, by contrast, represent unfunded capital commitments that certain of Apollo’s funds have received from fund investors to fund future or current fund investments and expenses.
Gross capital deployment and uncalled commitments are indicative of the pace and magnitude of fund capital that is deployed or will be deployed, and which therefore could result in future revenues that include management fees, transaction fees and performance fees to the extent they are fee-generating. Gross capital deployment and uncalled commitments can also give rise to future costs that are related to the hiring of additional resources to manage and account for the additional capital that is deployed or will be deployed. Management uses gross capital deployment and uncalled commitments as key operating metrics since we believe the results are measures of investment activities of the funds we manage.

The following presents gross capital deployment and uncalled commitments (in billions):
As of March 31, 2022 and December 31, 2021, Apollo had $47.9 billion and $47.2 billion of dry powder, respectively, which represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses, and commitments from perpetual capital vehicles.
Principal Investing
The following table presents Principal Investing Income, the performance measure of our principal investing segment.

	Three Months ended March 31,		Total Change	Percentage Change
	2022	2021
	(in thousands)
Principal Investing:
Realized performance fees	$127,189	$106,754	$20,435	19.1%
Realized investment income	439,408	30,015	409,393	NM
Principal investing compensation	(155,988)	(68,225)	(87,763)	128.6
Other operating expenses	(5,964)	(7,374)	1,410	(19.1)
Principal Investing Income (PII)	$404,645	$61,170	$343,475	NM

	Three Months ended March 31,		Total Change	Percentage Change
	2021	2020
	(in thousands)
Principal Investing:
Realized performance fees	$106,754	$65,746	$41,008	62.4%
Realized investment income	30,015	9,930	20,085	202.3
Principal investing compensation	(68,225)	(73,851)	5,626	(7.6)
Other operating expenses	(7,374)	(23,121)	15,747	(68.1)
Principal Investing Income (PII)	$61,170	$(21,296)	$82,466	NM

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

In this section, references to 2022 refer to the three months ended March 31, 2022 and references to 2021 refer to the three months ended March 31, 2021.

As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General”, earnings from our principal investing segment are inherently more volatile in nature than earnings from our asset management segment due to the intrinsic cyclical nature of performance fees, one of the key drivers of PII performance.
PII was $404.6 million in 2022, an increase of $343.5 million, as compared to $61.2 million in 2021. This increase was primarily attributable to an increase in realized investment income from dividends earned from one of our balance sheet investments and also includes realized gains on certain of Apollo’s general partner fund co-investments transferred to Athene that are expected to be transferred to a fund managed by Apollo including third-party capital. Realized performance fees increased by 19.1% to $127.2 million in 2022 from $106.8 million in 2021 as equity market volatility delayed monetization activity from Fund VIII and Fund IX.
Principal investing compensation expense increased as a result of a corresponding increase in realized performance fees. In any period the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance fees in the period. Additionally, included in principal investing compensation are expenses related to the Incentive Pool. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

In this section, references to 2021 refer to the three months ended March 31, 2021 and references to 2020 refer to the three months ended March 31, 2020.
PII was $61.2 million in 2021, an increase of $82.5 million, as compared to $(21.3) million in 2020. This increase was primarily attributable to increases in realized performance fees and decreases in operating expenses. Realized performance fees increased by 62.4% to $106.8 million in 2021 from $65.7 million in 2020 driven by private equity fund appreciation of 22% in 2021. In 2020, the pandemic resulting from COVID-19 and the actions taken in response caused severe disruption to the global economy and financial markets. In line with public equity and credit indices, the Company experienced significant unrealized mark-to-market losses in underlying funds.
Liquidity and Capital Resources
Overview
Apollo’s business model primarily derives revenues and cash flows from the assets it manages. Based on management’s experience, we believe that the Company’s current liquidity position, together with the cash generated from revenues will be sufficient to meet the Company’s anticipated expenses and other working capital needs for at least the next 12 months. Apollo targets operating expense levels such that fee income exceeds total operating expenses each period. The Company requires limited capital resources to support the working capital or operating needs of the business. For Apollo’s longer-term liquidity needs, we expect to continue to fund the Company’s operations through management fees and performance fees received. Liquidity needs are also met (to a limited extent) through proceeds from borrowings and equity issuances as described in notes 11 and 13 to the condensed consolidated financial statements, respectively. From time to time, if the Company determines that market conditions are favorable after taking into account our liquidity requirements, we may seek to raise proceeds through the issuance of additional debt or equity instruments.
As of March 31, 2022, the Company had $1.2 billion of unrestricted cash and cash equivalents and $0.9 billion of U.S. Treasury Securities as well as $750 million of available funds from the AMH Credit Facility.
Primary Sources and Uses of Cash
Over the next 12 months, we expect the Company’s primary liquidity needs will be to:
•pay the Company’s operating expenses, including, compensation, general, administrative, and other expense;
•pay interest and principal on the Company’s financing arrangements;
•pay cash dividends to Preferred shareholders;
•make payments under the tax receivable agreement;
•pay taxes and tax related payments;
•make payments related to the mandatory exchange; and
•support the future growth of Apollo’s businesses through strategic corporate investments.

Over the long term, we believe we will be able to grow Apollo’s Assets Under Management and generate positive investment performance in the funds we manage, which we expect will allow us to grow the Company’s management fees and performance fees in amounts sufficient to cover our long-term liquidity requirements, which may include:
•supporting the future growth of Apollo’s businesses;
•creating new or enhancing existing products and investment platforms;
•pursuing new strategic corporate investment opportunities;
•paying interest on and repaying outstanding short-term and long-term borrowings;
•pay cash dividends to Preferred shareholders;
•making payments under the tax receivable agreement; and
•making payments related to the mandatory exchange.
Cash Flow Analysis
The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s condensed consolidated statements of cash flows:

	For the Three Months Ended March 31,
	2022	2021
	(in thousands)
Operating Activities	$(300,470)	$(228,751)
Investing Activities	(891,526)	18,863
Financing Activities	1,406,294	1,176,953
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	$214,298	$967,065
The assets of our consolidated funds and VIEs (including SPACs), on a gross basis, can be substantially larger than the assets of our core business and, accordingly, could have a substantial effect on the accompanying statement of cash flows. Because our consolidated funds and VIEs are treated as investment companies for accounting purposes, their investing cash flow amounts are included in our cash flows from operations. The table below summarizes our condensed consolidated statements of cash flow by activity attributable to the Company and to our consolidated funds and VIEs.

	For the Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by the Company’s operating activities	$1,703,804	$412,212
Net cash used in the Consolidated Funds and VIEs operating activities	(2,004,274)	(640,963)
Net cash provided by (used in) operating activities	(300,470)	(228,751)
Net cash provided by (used in) the Company’s investing activities	(1,205,595)	2,614
Net cash provided by the Consolidated Funds & VIEs investing activities	314,069	16,249
Net cash provided by (used in) investing activities	(891,526)	18,863
Net cash used in the Company’s financing activities	(184,439)	(324,133)
Net cash provided by the Consolidated Funds and VIEs financing activities	1,590,733	1,501,086
Net cash provided by (used in) financing activities	$1,406,294	$1,176,953
Operating Activities
The Company’s operating activities support its asset management activities and underlying investment strategies. The primary sources of cash within the operating activities section include: (a) management fees, (b) advisory and transaction fees, (c) realized performance revenues, (d) due from related parties and (e) realized principal investment income. The primary uses of cash within the operating activities section include: (a) compensation and non-compensation related expenses, (b) interest and taxes, and (c) due to related parties.
•During the three months ended March 31, 2022, cash provided by operating activities primarily includes cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, offset by cash outflows for compensation, general, administrative, and other expenses.

Net cash used in operating activities also reflects operating activities of our consolidated funds and VIEs, which includes cash outflows for purchases of investments, offset by cash inflows from sales of investments.
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
Investing Activities
The Company’s investing activities support the growth of its business. The primary sources of cash within the investing activities section include proceeds from maturities in U.S. Treasury securities. The primary uses of cash within the investing activities section include: (a) capital expenditures, (b) investment purchases, including purchases of U.S. Treasury securities, and (c) issuances of related party loans.
•During the three months ended March 31, 2022, cash used in investing activities primarily reflects issuances of related party loans, net purchases of U.S. Treasury securities and purchases of investments. Net cash provided by investing activities reflects the investing activities of our consolidated funds and VIEs, which includes net proceeds from maturities of U.S. Treasury securities.
•During the three months ended March 31, 2021, cash provided by investing activities primarily reflects the investing activity of our consolidated funds and VIEs, which primarily reflects net contributions to equity method investments.
Financing Activities
The Company’s financing activities reflect its capital market transactions and transactions with owners. The primary uses of cash within the financing activities section include: (a) dividends, (b) issuances of warrants, (c) share repurchases, (d) cash paid to settle tax withholding obligations in connection with net share settlements of equity-based awards and (e) repayments of debt.
•During the three months ended March 31, 2022, net cash provided by financing activities reflects the financing activity of our consolidated funds and VIEs, which primarily includes cash inflows from the issuance of debt. Cash used by financing activities includes cash dividends and share repurchases.
•During the three months ended March 31, 2021, cash provided in financing activities primarily reflects the financing activity of our consolidated funds and VIEs, which primarily include cash inflows from the issuance of debt, proceeds from issuance of securities of a SPAC, offset by payment of underwriting discounts.
Future Debt Obligations
The Company had long-term debt of $2.8 billion at March 31, 2022, which includes notes with maturities in 2024, 2026, 2029, 2030, 2048 and 2050. See note 11 to the condensed consolidated financial statements for further information regarding the Company’s debt arrangements.
Contractual Obligations, Commitments and Contingencies
For a summary and a description of the nature of the Company’s commitments, contingencies and contractual obligations, see note 15 to the condensed consolidated financial statements and “—Contractual Obligations, Commitments and Contingencies.” The Company’s commitments are primarily fulfilled through cash flows from operations and (to a limited extent) through borrowings and equity issuances as described in notes 11 and 13 to the condensed consolidated financial statements, respectively.
Consolidated Funds and VIEs
The Company manages its liquidity needs by evaluating unconsolidated cash flows; however, the Company’s condensed consolidated financial statements reflect the financial position of Apollo as well as Apollo’s consolidated funds and VIEs (including SPACs). The primary sources and uses of cash at Apollo’s consolidated funds and VIEs include: (a) raising capital from their investors, which have been reflected historically as Non-Controlling Interests of the consolidated subsidiaries in our condensed consolidated financial statements, (b) using capital to make investments, (c) generating cash flows from operations through distributions, interest and the realization of investments, (d) distributing cash flow to investors, (e) issuing debt to finance investments (CLOs) and (f) raising capital through SPAC vehicles for future acquisition of targeted entities.

Other Liquidity and Capital Resource Considerations
Future Cash Flows
Our ability to execute our business strategy, particularly our ability to increase our AUM, depends on our ability to establish new funds and to raise additional investor capital within such funds. Our liquidity will depend on a number of factors, such as our ability to project our financial performance, which is highly dependent on the funds we manage and our ability to manage our projected costs, fund performance, access to credit facilities, compliance with existing credit agreements, as well as industry and market trends. Additionally, during economic downturns, the funds we manage may experience cash flow issues or liquidate entirely. In these situations, the Company may be asked to reduce or eliminate the management fees and performance fees charged, which could adversely impact our cash flow in the future.
An increase in the fair value of underlying portfolio companies of the funds we manage, by contrast, could favorably impact our liquidity through higher management fees where the management fees are calculated based on the net asset value, gross assets or adjusted assets. Additionally, higher performance fees not yet realized would generally result when investments appreciate over their cost basis which would not have an impact on the Company’s cash flow until realized.
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
Revolver Facility
Under the AMH Credit Facility, the Company may borrow in an aggregate amount not to exceed $750 million and may incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as the Borrower is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. Borrowings under the AMH Credit Facility may be used for working capital and general corporate purposes, including without limitation, permitted acquisitions. The AMH Credit Facility has a final maturity date of November 23, 2025.
Dividends
Although the Company currently expects to pay dividends on our Preferred shares and may pay dividends on our common stock in the future, we may not pay dividends if, among other things, we do not have the cash necessary to pay the dividends. To the extent we do not have cash on hand sufficient to pay dividends, we may have to borrow funds to pay dividends, or we may determine not to pay dividends. The declaration, payment and determination of the amount of our dividends are at the sole discretion of our board of directors.
On May 5, 2022, the Company declared a cash dividend of $0.398438 per Series A Preferred share and Series B Preferred share which will be paid on June 15, 2022 to holders of record at the close of business on June 1, 2022.
Tax Receivable Agreement
The tax receivable agreement provides for the payment to the Former Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that AGM and its subsidiaries realizes subject to the agreement. For more information regarding the tax receivable agreement, see note 14 to the condensed consolidated financial statements.
AOG Unit Payment
On December 31, 2021, holders of AOG Units (other than Athene and the Company) sold and transferred a portion of such AOG Units to APO Corp., a wholly-owned consolidated subsidiary of the Company, in exchange for an amount equal to $3.66 multiplied by the total number of AOG Units held by such holders immediately prior to such transaction (such payment, the “AOG Unit Payment”). The remainder of the AOG Units held by such holders were exchanged for shares of HoldCo common stock concurrently with the closing of the Mergers on January 1, 2022.
As of March 31, 2022, the outstanding payable amount in connection with the AOG Unit Payment was $482 million, payable in equal installments through December 31, 2024. See note 14 for more information.

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
Fund Escrow
As of March 31, 2022, the remaining investments and escrow cash of ANRP II was valued at 100% of the fund’s unreturned capital which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement.
Clawback
Performance fees from certain of the funds we manage are subject to contingent repayment by the general partner in the event of future losses to the extent that the cumulative performance fees distributed from inception to date exceeds the amount computed as due to the general partner at the final distribution. See “—Overview of Results of Operations—Performance Fees” for the maximum performance fees subject to potential reversal by each fund.
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

The base management fee covers a range of investment services that Athene receives from the Company, including investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services such as investment compliance, tax, legal and risk management support, among others. Commensurate to the prior fee agreement, the amended fee agreement provides for a possible payment by the Company to Athene, or a possible payment by Athene to the Company, equal to 0.00625% of the Incremental Value as of the end of each quarter, depending upon the percentage of Athene’s investments that consist of core assets and core plus assets. In furtherance of yield support for Athene, if more than 60% of Athene’s invested assets which are subject to the sub-allocation fees are invested in core and core plus assets, Athene will receive a 0.00625% fee reduction on the Incremental Value. As an incentive for differentiated asset management, if less than 50% of Athene’s invested assets which are subject to the sub-allocation fee are invested in core and core plus assets, thereby reflecting a higher allocation toward assets with the highest alpha-generating abilities, Athene will pay an additional fee of 0.00625% on Incremental Value.
Critical Accounting Estimates and Policies
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates. A summary of our significant accounting policies is presented in note 2 to our condensed consolidated financial statements and should be read in conjunction with our significant accounting policies described in note 2 of our consolidated financial statements in our 2021 Annual Report.
The following is a summary of our accounting policies that are affected most by judgments, estimates and assumptions.
•Consolidation of VIEs
•Revenue Recognition
◦Performance Fees within Investment Income
◦Management Fees
•Investments, at fair value
•Fair value of financial instruments
•Income taxes

The above critical accounting estimates and judgments are discussed in detail in ”Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies” of our 2021 Annual Report.
Recent Accounting Pronouncements
A list of recent accounting pronouncements that are relevant to Apollo and its industry is included in note 2 to our condensed consolidated financial statements.

Contractual Obligations, Commitments and Contingencies
The Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds, debt obligations, and AOG Unit Payments. Fixed and determinable payments due in connection with these obligations are as follows as of March 31, 2022:

	Remaining 2022	2023 - 2024	2025 - 2026	2027 and Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$46,451	$133,659	$122,729	$493,132	$795,971
Other long-term obligations(2)	40,756	3,624	1,328	664	46,372
AMH Credit Facility(3)	506	1,350	611	—	2,467
Debt obligations(3)	89,103	743,621	702,275	2,571,859	4,106,858
AOG Unit Payment (4)	131,450	350,534	—	—	481,984
Obligations	$308,266	$1,232,788	$826,943	$3,065,655	$5,433,652

(1) Operating lease obligations excludes $168.8 million of other operating expenses associated with operating leases.
(2) Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(3) See note 11 of the condensed consolidated financial statements for further discussion of these debt obligations.
(4) See note 14 to the condensed consolidated financial statements for more information regarding the AOG Unit Payment.
Note:    Due to the fact that the timing of certain amounts to be paid cannot be determined or for other reasons discussed below, the following contractual commitments have not been presented in the table above.
(i)As noted previously, we have entered into a tax receivable agreement with our Former Managing Partners and Contributing Partners which requires us to pay to our Former Managing Partners and Contributing Partners 85% of any tax savings received by AGM and its subsidiaries from our step-up in tax basis. The tax savings achieved may not ensure that we have sufficient cash available to pay this liability and we might be required to incur additional debt to satisfy this liability.
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
Commitments
Certain of our management companies and general partners are committed to contribute to the funds we manage and certain related parties. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our related parties, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its related parties and the commitment and remaining commitment amounts of Apollo only (excluding related parties) for each fund as of March 31, 2022 (in millions):

Fund	Apollo and Related Party Commitments	Apollo Only (Excluding Related Party) Commitments	Apollo and Related Party Remaining Commitments	Apollo Only (Excluding Related Party) Remaining Commitments
Yield:
Apollo Origination Partners	$1,487.6	$17.6	$634.4	$13.1
Athora(1)	1,556.0	503.1	77.5	77.5
Apollo Strategic Origination Partners	6,121.2	121.2	5,834.0	115.5
Other Yield	6,583.5	251.2	2,869.4	28.5
Total Yield	15,748.3	893.1	9,415.3	234.6
Hybrid:
HVF II	1,504.1	37.4	1,311.1	32.9
HVF	843.4	8.7	172.1	1.2
FCI IV	164.6	21.0	150.6	19.2
SCRF IV	426.1	0.1	280.2	0.1
Accord V	125.5	16.4	94.3	12.4
Accord IV	246.2	20.0	193.2	19.4
Accord+	481.2	31.2	260.0	18.1
Apollo Infrastructure Opportunities Fund II	607.6	47.6	541.0	43.2
Apollo Infrastructure Opportunities Fund I(3)	241.2	8.9	64.1	2.4
Other Hybrid	8,481.2	433.5	2,342.5	121.2
Total Hybrid	13,121.1	624.8	5,409.1	270.1
Equity:
Fund IX	1,914.5	34.8	896.3	11.0
Fund VII	467.2	178.1	59.7	22.9
ANRP III	650.1	10.1	409.1	6.4
EPF IV(1)	434.7	34.7	434.7	34.7
EPF III(1)	582.9	1.5	201.0	0.1
EPF II(1)	413.4	63.1	90.3	18.3
EPF I(1)	297.3	19.6	47.8	4.5
U.S. RE Fund III(2)	393.3	6.8	229.7	4.1
U.S. RE Fund II(2)	676.3	4.9	150.9	0.9
U.S. RE Fund I(2)	434.7	16.6	25.3	2.5
Asia RE Fund II(2)	916.5	2.0	681.0	1.5
Asia RE Fund I(2)	365.6	8.4	161.1	3.0
Other Equity	7,125.0	142.9	1,126.5	38.6
Total Equity	14,671.5	523.5	4,513.4	148.5
Total	$43,540.9	$2,041.4	$19,337.8	$653.2

(1) Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.11 as of March 31, 2022.
(2) Figures for U.S. RE Fund I include base, additional, and co-investment commitments. A co-investment vehicle within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.31 as of March 31, 2022. Figures for U.S. RE Fund II, U.S. RE Fund III, Asia RE Fund I and Asia RE Fund II include co-investment commitments.

(3) Figures for AIOF I include Apollo Infra Equity U.S. Fund, L.P. and Apollo Infra Equity International Fund, L.P. commitments.
The AMH Credit Facility, 2024 Senior Notes, 2026 Senior Notes, 2029 Senior Notes, 2030 Senior Notes, 2048 Senior Notes and the 2050 Subordinated Notes will have future impacts on our cash uses. See note 11 of our condensed consolidated financial statements for information regarding the Company’s debt arrangements.
Contingent Obligation
Performance fees with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative performance fees recognized in income to date. See note 15 of our condensed consolidated financial statements for a description of our contingent obligation.
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of March 31, 2022 and December 31, 2021, there were no open underwriting commitments.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our predominant exposure to market risk is related to our role as investment manager and general partner for the funds we manage and the sensitivity to movements in the fair value of their investments and resulting impact on performance fees and management fee revenues. Our direct investments in the funds also expose us to market risk whereby movements in the fair values of the underlying investments will increase or decrease both net gains (losses) from investment activities and income (loss) from equity method investments. A description of our market risk exposures may be found under Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our 2021 Annual Report.
There have been no material changes to our market risk exposures from those previously disclosed in our 2021 Annual Report.
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

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
See note 15 to our condensed consolidated financial statements for a summary of the Company’s legal proceedings.
ITEM 1A.    RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our 2021 Annual Report, which is accessible on the Securities and Exchange Commission's website at www.sec.gov. There have been no material changes to the risk factors for the three months ended March 31, 2022.
The risks described in our 2021 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
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

*+10.1	Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan, as amended and restated as of January 26, 2022.

*+10.2	Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles, as amended and restated as of January 26, 2022.

*+10.3	Amended and Restated Exempted Limited Partnership Agreement of Financial Credit Investment Advisors IV, L.P., effective as of August 23, 2019

*+10.4	Form of Award Letter for Financial Credit Investment Advisors IV, L.P.

*†+10.5	Apollo Navigator Notional Bonus Plan

*†+10.6	Form of Apollo Navigator Notional Bonus Plan Award Letter

*†+10.7	Apollo Supplemental Partner Program Plan Document

*†+10.8	Form of Apollo Supplemental Partner Program Plan Award Letter

*+10.9	Retirement Agreement with Anthony Civale

*10.10	Waiver to Amended and Restated Tax Receivable Agreement, dated May 2, 2022

*31.1	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a).

*31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
†	Certain information contained in this exhibit has been omitted because it is not material and is the type that the registrant treats as private or confidential.

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

Apollo Asset Management, Inc.
(Registrant)

Date: May 10, 2022	By:	/s/ Johannes Worsoe
		Name:	Johannes Worsoe
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)