Form 10-Q
period 2022-06-30
Apollo Asset Management, Inc.
filed 2022-08-09
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022 OR

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

As of August 8, 2022, there were 1,000 shares of common stock of the Registrant outstanding.

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

Term or Acronym	Definition
Accord+	Apollo Accord+ Fund, L.P.
Accord IV	Apollo Accord Fund IV, L.P.
Accord V	Apollo Accord Fund V, L.P.
AIOF I	Apollo Infrastructure Opportunities Fund, L.P.
AIOF II	Apollo Infrastructure Opportunities Fund II, L.P.
AMH	Apollo Management Holdings, L.P., a Delaware limited partnership, that is an indirect subsidiary of AAM.
ANRP III	Apollo Natural Resources Partners III, L.P., together with its parallel funds and alternative investment vehicles

AOG Unit Payment	On December 31, 2021, holders of units of the Apollo Operating Group (“AOG Units”) (other than Athene and the Company) sold and transferred a portion of such AOG Units to APO Corp., a wholly-owned consolidated subsidiary of the Company, in exchange for an amount equal to $3.66 multiplied by the total number of AOG Units held by such holders immediately prior to such transaction.
Apollo funds, our funds and references to the funds we manage
The funds (including the parallel funds and alternative investment vehicles of such funds), partnerships, accounts, including strategic investment accounts or “SIAs,” alternative asset companies and other entities for which subsidiaries of the Apollo Operating Group provide investment management or advisory services

Apollo Operating Group
(i) The entities through which we currently operate our businesses and (ii) one or more entities formed for the purpose of, among other activities, holding certain of our gains or losses on our principal investments in the funds, which we refer to as our “principal investments”

APSG I	Apollo Strategic Growth Capital
APSG II	Apollo Strategic Growth Capital II
Asia RE Fund I	Apollo Asia Real Estate Fund I, L.P., including co-investment vehicles
Asia RE Fund II	Apollo Asia Real Estate Fund II, L.P., including co-investment vehicles
Assets Under Management, or AUM
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
(ii) the fair value of the investments of the equity and certain hybrid funds, partnerships and accounts we manage or advise, plus the capital that such funds, partnerships and accounts are entitled to call from investors pursuant to capital commitments, plus portfolio level financings;
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

Athene
“Athene Holding” or “AHL” refers to Athene Holding Ltd. (together with its subsidiaries, “Athene”), a leading retirement services company that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs, and to which Apollo, through its consolidated subsidiary Apollo Insurance Solutions Group LP (formerly known as Athene Asset Management LLC) (“ISG”), provides asset management and advisory services. Athene Holding is a subsidiary of our parent company, Apollo Global Management, Inc.

Athora
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

AUM with Future Management Fee Potential	The committed uninvested capital portion of total AUM not currently earning management fees. The amount depends on the specific terms and conditions of each fund.
Contributing Partners
Those of our current and former partners and their related parties (other than Messrs. Leon Black, Joshua Harris and Marc Rowan, our co-founders) who indirectly beneficially owned (through Holdings) Apollo Operating Group units.

Dry Powder	The amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. Dry powder excludes uncalled commitments which can only be called for fund fees and expenses and commitments from Perpetual Capital Vehicles.
EPF I	Apollo European Principal Finance Fund I
EPF II	Apollo European Principal Finance Fund II
EPF III	Apollo European Principal Finance Fund III
EPF IV	Apollo European Principal Finance Fund IV
Equity Plan	Refers collectively to AGM’s 2019 Omnibus Equity Incentive Plan and AGM’s 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles.
FCI IV	Financial Credit Investment Fund IV
Fee-Generating AUM	Fee-Generating AUM consists of assets of the funds, partnerships and accounts to which we provide investment management, advisory, or certain other investment-related services and on which we earn management fees, monitoring fees or other investment-related fees pursuant to management or other fee agreements on a basis that varies among the Apollo funds, partnerships and accounts. Management fees are normally based on “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees, also referred to as advisory fees, with respect to the structured portfolio company investments of the funds, partnerships and accounts we manage or advise, are generally based on the total value of such structured portfolio company investments, which normally includes leverage, less any portion of such total value that is already considered in Fee-Generating AUM
Former Managing Partners	Messrs. Leon Black, Joshua Harris and Marc Rowan collectively and, when used in reference to holdings of interests in Apollo or Holdings, includes certain related parties of such individuals
Gross capital deployment
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

Gross IRR of a traditional private equity or hybrid value fund	The cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on June 30, 2022 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.
Gross Return or Gross ROE of a total return yield fund or the hybrid credit hedge fund
The monthly or quarterly time-weighted return that is equal to the percentage change in the value of a fund’s portfolio, adjusted for all contributions and withdrawals (cash flows) before the effects of management fees, incentive fees allocated to the general partner, or other fees and expenses. Returns for these categories are calculated for all funds and accounts in the respective strategies. Returns over multiple periods are calculated by geometrically linking each period’s return over time. Gross return and gross ROE do not represent the return to any fund investor.

HoldCo	Apollo Global Management, Inc. (f/k/a Tango Holdings, Inc.)
Holdings	AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership through which our Former Managing Partners and Contributing Partners indirectly beneficially owned their interests in the Apollo Operating Group units.
HVF I	Apollo Hybrid Value Fund, L.P., together with its parallel funds and alternative investment vehicles
HVF II	Apollo Hybrid Value Fund II, L.P., together with its parallel funds and alternative investment vehicles
Inflows	(i) At the individual strategy level, subscriptions, commitments, and other increases in available capital, such as acquisitions or leverage, net of inter-strategy transfers, and (ii) on an aggregate basis, the sum of inflows across the yield, hybrid and equity investing strategies.
Net IRR of a traditional private equity or the hybrid value funds	The gross IRR applicable to the fund, including returns for related parties which may not pay fees or performance fees, net of management fees, certain expenses (including interest incurred or earned by the fund itself) and realized performance fees all offset to the extent of interest income, and measures returns at the fund level on amounts that, if distributed, would be paid to investors of the fund. The timing of cash flows applicable to investments, management fees and certain expenses, may be adjusted for the usage of a fund’s subscription facility. To the extent that a fund exceeds all requirements detailed within the applicable fund agreement, the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner of such fund, thereby reducing the balance attributable to fund investors. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net Return or Net ROE of a total return yield fund or the hybrid credit hedge fund
The gross return after management fees, performance fees allocated to the general partner, or other fees and expenses. Returns over multiple periods are calculated by geometrically linking each period’s return over time. Net return and net ROE do not represent the return to any fund investor.

"Other operating expenses" within the Principal Investing segment	Expenses incurred in the normal course of business and includes allocations of non-compensation expenses related to managing the business.
Performance allocations, Performance fees, Performance revenues, Incentive fees and Incentive income	The interests granted to Apollo by a fund managed by Apollo that entitle Apollo to receive allocations, distributions or fees which are based on the performance of such fund or its underlying investments

Performance Fee-Eligible AUM
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

Perpetual Capital
Assets under management of indefinite duration, that may only be withdrawn under certain conditions or subject to certain limitations, including but not limited to satisfying required hold periods or percentage limits on the amounts that may be redeemed over a particular period. The investment management, advisory or other service agreements with our Perpetual Capital vehicles may be terminated under certain circumstances.

Principal investing compensation	Realized performance compensation, distributions related to investment income and dividends, and includes allocations of certain compensation expenses related to managing the business.
Private equity investments	(i) Direct or indirect investments in existing and future private equity funds managed or sponsored by Apollo, (ii) direct or indirect co-investments with existing and future private equity funds managed or sponsored by Apollo, (iii) direct or indirect investments in securities which are not immediately capable of resale in a public market that Apollo identifies but does not pursue through its private equity funds, and (iv) investments of the type described in (i) through (iii) above made by Apollo funds
Redding Ridge	Redding Ridge Asset Management, LLC and its subsidiaries, which is a standalone, self-managed asset management business established in connection with risk retention rules that manages CLOs and retains the required risk retention interests.
SCRF IV	Structured Credit Recovery Master Fund IV
Traditional private equity funds
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

U.S. RE Fund I	AGRE U.S. Real Estate Fund, L.P., including co-investment vehicles
U.S. RE Fund II	Apollo U.S. Real Estate Fund II, L.P., including co-investment vehicles
U.S. RE Fund III	Apollo U.S. Real Estate Fund III, L.P., including co-investment vehicles

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APOLLO ASSET MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
AS OF JUNE 30, 2022 AND DECEMBER 31, 2021
(dollars in thousands, except share data)

	As of June 30, 2022	As of December 31, 2021
Assets:
Cash and cash equivalents	$1,545,343	$917,183
Restricted cash and cash equivalents	693,326	707,885
Investments (includes performance allocations of $2,565,597 and $2,731,733 as of June 30, 2022 and December 31, 2021, respectively)	5,630,366	11,353,580
Assets of consolidated variable interest entities:
Cash and cash equivalents	16,247	463,266
Investments, at fair value	925,933	14,737,051
Other assets	19,706	251,581
Due from related parties	611,313	493,826
Deferred tax assets, net	655,783	424,132
Other assets	1,022,676	585,901
Lease assets	615,614	450,531
Goodwill	263,744	116,958
Total Assets	$12,000,051	$30,501,894
Liabilities, Redeemable non-controlling interests and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$113,119	$145,054
Accrued compensation and benefits	183,245	130,107
Deferred revenue	38,261	119,688
Due to related parties	1,556,915	1,222,402
Profit sharing payable	1,477,146	1,444,652
Debt	2,812,965	3,134,396
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	7,942,508
Notes payable	49,990	2,611,019
Other liabilities	432,115	781,482
Other liabilities	387,563	500,980
Lease liabilities	685,002	505,206
Total Liabilities	7,736,321	18,537,494
Commitments and Contingencies (see note 15)
Redeemable non-controlling interests:
Redeemable non-controlling interests	1,002,761	1,770,034
Stockholders’ Equity:
Apollo Asset Management, Inc. Stockholders’ Equity:
Series A Preferred Stock, 11,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	264,398	264,398
Series B Preferred Stock, 12,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	289,815	289,815
Common Stock, $0.00001 par value, 40,000,000 and 0 shares authorized as of June 30, 2022 and December 31, 2021, respectively, 1,000 and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—

Class A Common Stock, $0.00001 par value, 0 and 90,000,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively, 0 and 248,896,649 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Class B Common Stock, $0.00001 par value, 0 and 999,999,999 shares authorized as of June 30, 2022 and December 31, 2021, respectively, 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class C Common Stock, $0.00001 par value, 0 and 1 share authorized as of June 30, 2022 and December 31, 2021, respectively, 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Additional paid in capital	1,378,038	2,096,403
Retained earnings	—	1,143,899
Accumulated other comprehensive loss	(7,856)	(5,374)
Total Apollo Asset Management, Inc. Stockholders’ Equity	1,924,395	3,789,141
Non-controlling interests in consolidated entities	381,697	3,813,885
Non-controlling interests in Apollo Operating Group	954,877	2,591,340
Total Stockholders’ Equity	3,260,969	10,194,366
Total Liabilities, Redeemable non-controlling interests and Stockholders’ Equity	$12,000,051	$30,501,894
See accompanying notes to unaudited condensed consolidated financial statements.

APOLLO ASSET MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(dollars in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Management fees	$560,010	$470,092	$1,082,946	$927,277
Advisory and transaction fees, net	110,492	86,351	176,278	142,699
Investment income (loss)	(192,178)	811,564	510,137	2,588,877
Incentive fees	1,953	14,318	7,803	18,172
Total Revenues	480,277	1,382,325	1,777,164	3,677,025
Expenses:
Compensation and benefits	308,904	595,544	1,043,009	1,482,102
Interest expense	31,432	34,814	64,425	69,613
General, administrative and other	150,721	116,429	291,084	216,816
Total Expenses	491,057	746,787	1,398,518	1,768,531
Other Income:
Net gains from investment activities	146,054	913,394	917,316	1,266,545
Net gains from investment activities of consolidated variable interest entities	36,617	145,403	316,072	257,997
Interest income	5,786	645	8,622	1,443
Other income (loss), net	12,170	4,531	(13,013)	(13,219)
Total Other Income	200,627	1,063,973	1,228,997	1,512,766
Income before income tax provision	189,847	1,699,511	1,607,643	3,421,260
Income tax provision	(7,627)	(194,051)	(141,801)	(397,297)
Net Income	182,220	1,505,460	1,465,842	3,023,963
Net income attributable to non-controlling interests	(114,099)	(847,733)	(800,753)	(1,687,346)
Net Income Attributable to Apollo Asset Management, Inc.	68,121	657,727	665,089	1,336,617
Series A Preferred Stock Dividends	(4,383)	(4,383)	(8,766)	(8,766)
Series B Preferred Stock Dividends	(4,782)	(4,781)	(9,563)	(9,562)
Net Income Attributable to Apollo Asset Management, Inc. Common Stockholders	$58,956	$648,563	$646,760	$1,318,289

See accompanying notes to unaudited condensed consolidated financial statements.

APOLLO ASSET MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(dollars in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net Income	$182,220	$1,505,460	$1,465,842	$3,023,963
Other Comprehensive Income (Loss), net of tax:
Currency translation adjustments, net of tax	(30,602)	3,711	(36,412)	(11,436)
Net gain from change in fair value of cash flow hedge instruments	—	52	1,976	102
Net gain (loss) on available-for-sale securities	(1,218)	(148)	(1,899)	670
Total Other Comprehensive Income (Loss), net of tax	(31,820)	3,615	(36,335)	(10,664)
Comprehensive Income	150,400	1,509,075	1,429,507	3,013,299
Comprehensive Income attributable to non-controlling interests	(87,608)	(851,304)	(766,900)	(1,677,153)
Comprehensive Income Attributable to Apollo Asset Management, Inc.	$62,792	$657,771	$662,607	$1,336,146

See accompanying notes to unaudited condensed consolidated financial statements.

APOLLO ASSET MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(dollars in thousands, except share data)

	Apollo Asset Management, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Apollo Asset Management, Inc. Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Stockholders’ Equity
Balance at April 1, 2021	232,222,572	1	1	$264,398	$289,815	$908,195	$477,343	$(2,586)	$1,937,165	$3,114,805	$2,446,171	$7,498,141
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	(125,215)	—	(125,215)
Accretion of redeemable non-controlling interests	—	—	—	—	—	(15,981)	—	—	(15,981)	—	—	(15,981)
Dilution impact of issuance of Class A Common Stock	—	—	—	—	—	(38)	—	—	(38)	—	—	(38)
Capital increase related to equity-based compensation	—	—	—	—	—	40,975	—	—	40,975	—	—	40,975
Capital contributions	—	—	—	—	—	—	—	—	—	191,435	—	191,435
Dividends/ Distributions	—	—	—	(4,383)	(4,781)	—	(119,536)	—	(128,700)	(462,485)	(162,224)	(753,409)
Payments related to issuances of Class A Common Stock for equity-based awards	397,782	—	—	—	—	3,214	(15,572)	—	(12,358)	—	—	(12,358)
Repurchase of Class A Common Stock	(2,144,713)	—	—	—	—	(122,703)	—	—	(122,703)	—	—	(122,703)
Exchange of AOG Units for Class A Common Stock	890,680	—	—	—	—	8,950	—	—	8,950	—	(6,437)	2,513
Net income	—	—	—	4,383	4,781	—	648,563	—	657,727	116,276	731,457	1,505,460
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	105	105	3,305	301	3,711
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	—	28	28	—	24	52
Net loss on available-for-sale securities	—	—	—	—	—	—	—	(89)	(89)	—	(59)	(148)
Balance at June 30, 2021	231,366,321	1	1	$264,398	$289,815	$822,612	$990,798	$(2,542)	$2,365,081	$2,838,121	$3,009,233	$8,212,435
Balance at January 1, 2021	228,873,449	1	1	$264,398	$289,815	$877,173	$—	$(2,071)	$1,429,315	$2,275,728	$1,808,220	$5,513,263
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	(125,215)	—	(125,215)
Accretion of redeemable non-controlling interests	—	—	—	—	—	(42,643)	—	—	(42,643)	—	—	(42,643)
Dilution impact of issuance of Class A Common Stock	—	—	—			(1,295)	—	—	(1,295)	—	—	(1,295)
Capital increase related to equity-based compensation	—	—	—	—	—	86,258	—	—	86,258	—	—	86,258
Capital contributions	—	—	—	—	—	—	—	—	—	1,012,418	—	1,012,418
Dividends/ Distributions	—	—	—	(8,766)	(9,562)	—	(263,818)	—	(282,146)	(501,968)	(283,624)	(1,067,738)
Payments related to issuances of Class A Common Stock for equity-based awards	1,817,390	—	—	—	—	3,214	(63,673)	—	(60,459)	—	—	(60,459)
Repurchase of Class A Common Stock	(2,144,713)	—	—	—	—	(122,703)	—	—	(122,703)	—	—	(122,703)
Exchange of AOG Units for Class A Common Stock	2,820,195	—	—	—	—	22,608	—	—	22,608	—	(15,358)	7,250
Net income	—	—	—	8,766	9,562	—	1,318,289	—	1,336,617	186,854	1,500,492	3,023,963
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	(928)	(928)	(9,696)	(812)	(11,436)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	—	55	55	—	47	102
Net gain on available-for-sale securities	—	—	—	—	—	—	—	402	402	—	268	670
Balance at June 30, 2021	231,366,321	1	1	$264,398	$289,815	$822,612	$990,798	$(2,542)	$2,365,081	$2,838,121	$3,009,233	$8,212,435

	Apollo Asset Management, Inc. Stockholders
	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Apollo Asset Management, Inc. Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Stockholders’ Equity
Balance at April 1, 2022	1,000	$264,398	$289,815	$970,498	$—	$(2,527)	$1,522,184	$374,620	$894,476	$2,791,280
Deconsolidation of VIEs	—	—	—	7,741	(6,865)	—	876	(46,163)	—	(45,287)
Accretion of redeemable non-controlling interests	—	—	—	(28,607)	—	—	(28,607)	—	—	(28,607)
Contributions	—	—	—	400,164	—	—	400,164	69,809	—	469,973
Dividends/ Distributions	—	(4,383)	(4,782)	28,242	(52,091)	—	(33,014)	(43,776)	—	(76,790)
Net income	—	4,383	4,782	—	58,956	—	68,121	49,080	65,019	182,220
Currency translation adjustments, net of tax	—	—	—	—	—	(4,630)	(4,630)	(21,873)	(4,099)	(30,602)
Net loss on available-for-sale securities	—	—	—	—	—	(699)	(699)	—	(519)	(1,218)
Balance at June 30, 2022	1,000	$264,398	$289,815	$1,378,038	$—	$(7,856)	$1,924,395	$381,697	$954,877	$3,260,969
Balance at January 1, 2022	248,896,649	$264,398	$289,815	$2,096,403	$1,143,899	$(5,374)	$3,789,141	$3,813,885	$2,591,340	$10,194,366
Reverse stock split	(248,895,649)	—	—	—	—	—	—	—	—	—
Deconsolidation of VIEs	—	—	—	7,741	(6,865)	—	876	(4,654,030)	—	(4,653,154)
Accretion of redeemable non-controlling interests	—	—	—	(48,587)	—	—	(48,587)	—	—	(48,587)
Contributions	—	—	—	728,792	—	—	728,792	1,497,057	—	2,225,849
Dividends/ Distributions	—	(8,766)	(9,563)	(1,406,311)	(1,783,794)	—	(3,208,434)	(504,507)	(2,174,071)	(5,887,012)
Net income	—	8,766	9,563	—	646,760	—	665,089	259,189	541,564	1,465,842
Currency translation adjustments, net of tax	—	—	—	—	—	(1,984)	(1,984)	(29,897)	(4,531)	(36,412)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	882	882	—	1,094	1,976
Net loss on available-for-sale securities	—	—	—	—	—	(1,380)	(1,380)	—	(519)	(1,899)
Balance at June 30, 2022	1,000	$264,398	$289,815	$1,378,038	$—	$(7,856)	$1,924,395	$381,697	$954,877	$3,260,969
See accompanying notes to unaudited condensed consolidated financial statements.

APOLLO ASSET MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(dollars in thousands, except share data)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$1,465,842	$3,023,963
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity-based compensation	268,758	109,446
Depreciation and amortization	20,897	13,030
Unrealized (gains) losses from investment activities	74,913	(1,257,530)
Principal investment income	(286,371)	(458,391)
Performance allocations	(223,766)	(2,130,486)
Deferred taxes, net	(231,668)	348,318
Other non-cash amounts included in net income (loss), net	55,207	33,322
Cash flows due to changes in operating assets and liabilities:
Due from related parties	(101,170)	(120,266)
Accounts payable and accrued expenses	(32,164)	21,706
Accrued compensation and benefits	55,750	87,211
Deferred revenue	(81,656)	44,577
Due to related parties	(27,538)	(10,557)
Profit sharing payable	54,193	670,033
Lease liability	(26,286)	(12,321)
Other assets and other liabilities, net	(723,248)	125,481
Earnings from principal investments	286,857	94,784
Earnings from performance allocations	431,491	741,660
Satisfaction of contingent obligations	(13,259)	(13,114)
Apollo Funds and VIE related:
Net realized and unrealized gains from investing activities and debt	(107,862)	(344,628)
Change in consolidation	(945,123)	(2,998)
Purchases of investments	(3,845,677)	(2,434,817)
Proceeds from sale of investments	2,181,605	2,195,453
Changes in other assets and other liabilities, net	377,995	369,288
Net Cash Provided by (Used in) Operating Activities	$(1,372,280)	$1,093,164
Cash Flows from Investing Activities:
Purchases of fixed assets	$(98,848)	$(13,246)
Proceeds from sale of investments	4,526	3,235
Purchase of investments	(141,647)	(37,168)
Purchase of U.S. Treasury securities	(1,842,853)	—
Proceeds from maturities of U.S. Treasury securities	1,895,665	—
Cash contributions to principal investments	(118,860)	(148,085)
Cash distributions from principal investments	38,225	150,906
Related party inflows (Repayments)	11,506	—
Related party outflows (Issuances)	(11,873)	—
Other investing activities, net	4,045	(615)
Apollo Funds and VIE related:
Purchase of U.S. Treasury securities	(1,162,672)	(817,077)
Proceeds from maturities of U.S. Treasury	1,979,909	1,633,886
Net Cash Provided by Investing Activities	$557,123	$771,836

Cash Flows from Financing Activities:
Dividends to Preferred Stockholders	$(18,329)	$(18,328)
Satisfaction of tax receivable agreement	(51,032)	(39,884)

Distributions related to AGM’s repurchase of Common Stock	—	(122,703)
Distributions related to deliveries of AGM’s Common Stock for RSUs	(146,904)	(63,673)
Dividends / Distributions	(458,520)	(263,818)
Distributions paid to non-controlling interests in Apollo Operating Group	—	(283,624)
AOG Unit Payment	(131,450)	—
Due to parent, net	479,064	—
Other financing activities, net	(2,787)	(1,601)
Apollo Funds and VIE related:
Issuance of debt	1,760,996	773,961
Principal repayment of debt	(668,362)	(1,330,790)
Distributions paid to non-controlling interests in consolidated entities	(501,522)	(500,483)
Contributions from non-controlling interests in consolidated entities	1,496,857	1,012,492
Distributions to redeemable non-controlling interests	(776,272)
Payment of underwriting discounts	—	(27,730)
Proceeds from issuance of Class A Units of a SPAC	—	690,000
Net Cash Provided by (Used in) Financing Activities	$981,739	$(176,181)
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Funds and VIEs	166,582	1,688,819
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Funds and VIEs, Beginning of Period	2,088,334	2,466,531
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Funds and VIEs, End of Period	$2,254,916	$4,155,350
Supplemental Disclosure of Cash Flow Information:
Interest paid	$59,590	$67,615
Interest paid by consolidated variable interest entities	170,479	132,113
Income taxes paid	75,817	38,478
Supplemental Disclosure of Non-Cash Investing Activities:
Distributions from principal investments	$4,580	$146,352
Supplemental Disclosure of Non-Cash Financing Activities:
Capital increases related to equity-based compensation	$232,903	$86,258
Non-Cash Contributions	334,919	—
Issuance of restricted shares	31,469	3,214
Other non-cash financing activities	(1,361)	(1,295)
Changes in Consolidation:
Investments, at fair value	(16,054,540)	229,717
Other assets	(184,109)	5,680
Debt at Fair Value	9,350,540	—
Notes payable	2,611,019	(107,500)
Other liabilities	528,595	(2,682)
Non-controlling interest	4,693,618	(125,215)
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$—	$45,479
Due to related parties	—	(38,229)
Additional paid in capital	—	(7,250)
Non-controlling interest in Apollo Operating Group	—	15,358
Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Consolidated Statements of Financial Condition:
Cash and cash equivalents	$1,545,343	$1,824,712
Restricted cash and cash equivalents	693,326	1,524,902
Cash and cash equivalents held at consolidated variable interest entities	16,247	805,736
Total Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$2,254,916	$4,155,350
See accompanying notes to unaudited condensed consolidated financial statements.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

1. ORGANIZATION
Apollo Asset Management, Inc. (“AAM”, together with its consolidated subsidiaries, the “Company” or “Apollo”) is a high-growth, global alternative asset manager whose predecessor was founded in 1990. Its primary business is to raise, invest and manage funds on behalf of pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. For these investment management services, Apollo receives management fees generally related to the amount of assets managed, transaction and advisory fees, incentive fees and performance allocations related to the performance of the respective funds that it manages. As of June 30, 2022, Apollo had two primary business segments:
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
Organization of the Company
As of June 30, 2022, the Company owned 57.4% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group. The remaining 42.6% of the economic interests of the Apollo Operating Group are owned by Apollo Global Management, Inc. (“AGM”).
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
Griffin Capital Contributions
On March 1, 2022, AGM, the parent company of AAM, completed the acquisition of Griffin Capital’s U.S. wealth distribution business. On May 3, 2022, AGM completed the acquisition of Griffin Capital’s U.S. asset management business. On the dates of each acquisition, AGM concurrently executed agreements pursuant to which AGM contributed its interests in the respective Griffin Capital businesses to subsidiaries of AAM.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the annual financial statements included in the 2021 Annual Report. Certain disclosures included in the annual financial statements have been condensed or omitted as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.
The results of the Company and its subsidiaries are presented on a consolidated basis. Any ownership interest other than the Company’s interest in its subsidiaries is reflected as a non-controlling interest. Intercompany accounts and transactions have been eliminated. Management believes it has made all necessary adjustments (consisting only of normal recurring items) so that the condensed consolidated financial statements are presented fairly and that any estimates made are reasonable and prudent. Certain reclassifications have been made to previously reported amounts to conform to the current period’s presentation.
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
Investment Companies
Funds we manage that meet the investment company criteria reflect their investments at fair value as required by specialized accounting guidance. Judgment is required to evaluate whether entities have the characteristics of an investment company and are thus eligible to be accounted for as an investment company. Funds managed by the Company are generally accounted for as investment companies, and they are not required to consolidate their investments in operating companies. The Company has retained this specialized accounting for investment companies in consolidation.

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
The Company consolidates a VIE if it is the primary beneficiary of the entity. The Company is deemed the primary beneficiary when it has a controlling financial interest in the VIE, which is defined as possessing both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance (“primary beneficiary power”) and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant (“significant variable interest”). The Company performs the VIE and primary beneficiary assessment at inception of its involvement with a VIE and on an ongoing basis if facts and circumstances change.
To assess whether the Company has the primary beneficiary power under the VIE consolidation model, it considers the design of the entity as well as ongoing rights and responsibilities. In general, the parties that can make the most significant decisions regarding asset management, servicing, liquidation rights or have the right to unilaterally remove those decision-makers are deemed to have primary beneficiary power. To assess whether the Company has a significant variable interest, the Company considers all its economic interests that are considered variable interests in the entity including interests held through related parties. This assessment requires judgment in considering whether those interests are significant.
Voting Interest Entities
For entities that are not determined to be VIEs, the entities are generally considered VOEs. Under the VOE model, Apollo consolidates those entities it controls through a majority voting interest. Apollo does not consolidate those VOEs in which substantive kick-out rights have been granted to the unrelated investors to either dissolve the fund or remove the general partner.
Use of Estimates
The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and the related footnotes. Apollo’s most significant estimates include goodwill, intangible assets, income taxes, performance allocations, incentive fees, contingent consideration obligations related to an acquisition, non-cash compensation, and fair value of investments and debt. While such impact may change considerably over time, the estimates and assumptions affecting the Company’s condensed consolidated financial statements are based on the best available information as of June 30, 2022. Actual results could differ materially from those estimates.
Cash and Cash Equivalents
Apollo considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents. Restricted cash and cash equivalents are reported separately as discussed below. Cash and cash equivalents include money market funds and U.S. Treasury securities. Interest income from cash and cash equivalents is recorded in interest income in the condensed consolidated statements of operations. The carrying values of the money market funds and U.S. Treasury securities represent their fair values due to their short-term nature. Substantially all of the Company’s cash on deposit is in interest bearing accounts with major financial institutions and exceed insured limits.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents represent balances that are restricted as to withdrawal or usage.
Restricted cash and cash equivalents of Apollo Strategic Growth Capital II (“APSG II”), a consolidated SPAC, is held in trust accounts and includes money market funds and U.S. Treasury bills with original maturities of three months or less, that were purchased with funds raised through the respective initial public offering of the consolidated entity. The $691.1 million in funds for APSG II as of June 30, 2022 is restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in APSG II’s trust agreement. Refer to note 14 for further detail.
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
U.S. Treasury securities, at fair value of Acropolis Infrastructure Acquisition Corp. (“Acropolis”), a consolidated SPAC, is held in a trust account and consists of U.S Treasury bills that were purchased with funds raised through the initial public offering of the consolidated entity. The $345.6 million in funds as of June 30, 2022 are restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in the trust agreement.
Fair Value of Financial Instruments
The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in an orderly transaction. Changes in the fair value of financial instruments are recorded and presented in net gains (losses) from investment activities except for certain investments for which the Company is entitled to receive performance allocations. For those investments, changes in fair value are presented in principal investment income and are included within Investment income (loss) in the condensed consolidated statement of operations.
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
Fair Value Option
Entities are permitted to elect the fair value option (“FVO”) to carry at fair value certain financial assets and financial liabilities. The FVO election is irrevocable and can be applied to eligible financial instruments on an individual basis at initial recognition or at eligible remeasurement events.
The Company has elected the FVO for financial instruments held by its consolidated CLOs, which includes investments in loans and corporate bonds, as well as debt obligations and contingent obligations. Certain consolidated VIEs have applied the fair value option for investments in private debt securities that otherwise would not have been carried at fair value with gains and losses in net income. The Company has also elected the FVO for certain investments otherwise accounted for under the equity method of accounting. Refer to note 4 for additional information and other instances of when the Company has elected the FVO.
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
Equity Method Investments
For equity investments in entities where the Company exercises significant influence but does not meet the requirements for consolidation and has not elected the fair value option, the Company uses the equity method of accounting. Under the equity method of accounting, the Company records its share of the underlying income or loss of such entities adjusted for distributions. The Company’s share of the underlying net income or loss of such entities is recorded in Investment income (loss) in the condensed consolidated statements of operations.
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
Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. There was $109.0 million of revenue recognized during the six months ended June 30, 2022 that was previously deferred as of January 1, 2022.
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
Redeemable non-controlling interests
Redeemable non-controlling interests represent the shares issued by APSG II and Acropolis, the consolidated SPACs as of June 30, 2022, that are redeemable for cash by the respective public shareholders in connection with the applicable SPAC’s failure to complete a business combination or its tender offer/stockholder approval provisions. The redeemable non-controlling interests are initially recorded at their original issue price, net of issuance costs and the initial fair value of separately traded warrants. The carrying amount is accreted to its redemption value over the period from the date of issuance to the earliest redemption date of the instrument. The accretion to redemption value is recorded against additional paid-in capital. Refer to note 14 for further detail.

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
Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties. The Company’s tax positions are reviewed and evaluated quarterly to determine whether the Company has uncertain tax

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
positions that require financial statement recognition. The Company recognizes the tax benefit of uncertain tax positions only where the position is “more likely than not” to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If a tax position was not considered more likely than not to be sustained, then no benefits of the position would be recognized.
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
Recent Accounting Pronouncements
Fair Value Measurement — Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (ASU 2022-03)
In June 2022, the FASB issued clarifying guidance that a restriction which is a characteristic of the holding entity rather than a characteristic of the equity security itself should not be considered in its fair value measurement. As a result, the Company is required to measure the fair value of equity securities subject to contractual restrictions attributable to the holding entity on the basis of the market price of the same equity security without those contractual restrictions. Companies are not permitted to recognize a contractual sale restriction attributable to the holding entity as a separate unit of account. The guidance also requires disclosures for these equity securities.
The new guidance is mandatorily effective for the Company by January 1, 2024 with early adoption permitted. When adopted, the Company will apply the guidance on a prospective basis as an adjustment to current-period earnings with the adoption impact disclosed in the period of adoption.
The Company is currently evaluating the new guidance and its impact on the consolidated financial statements.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Business Combinations – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08)
In October 2021, the FASB issued guidance to add contract assets and contract liabilities from contracts with customers acquired in a business combination to the list of exceptions to the fair value recognition and measurement principles that apply to business combinations, and instead require them to be accounted for in accordance with revenue recognition guidance. The new guidance is mandatorily effective for the Company on January 1, 2023 and applied prospectively, with early adoption permitted. All entities except those that qualify as an investment company under Topic 946 are required to apply the amendments prospectively with any adjustments from adoption recorded in current period earnings and amounts disclosed.
The Company is currently evaluating the new guidance and its impact on the consolidated financial statements.
3. GOODWILL
In connection with the completion of the Mergers, the Company undertook a strategic review of its operating structure and business segments to assess the performance of its businesses and the allocation of resources. As a result, the Company reorganized into two reportable segments, asset management and principal investing. The Company conducted interim impairment testing immediately prior and subsequent to the reorganization and determined there to be no impairment of historical goodwill.
The following table presents Apollo’s goodwill by segment:

	As of June 30, 2022	As of December 31, 2021
Asset Management	$231,562	$84,776
Principal Investing	32,182	32,182
Total Goodwill	$263,744	$116,958
The Company’s parent, AGM, acquired Griffin Capital’s U.S. wealth distribution business and U.S. asset management business in two separate closings on March 1, 2022 and May 3, 2022 and recorded goodwill of $13.1 million and $133.6 million, respectively, on each acquisition date. AGM concurrently executed agreements on each acquisition date to contribute its interests in the Griffin Capital businesses to subsidiaries of AAM and applied pushdown accounting, including for the recognition of these goodwill amounts. As a result, AAM reflects the goodwill amounts within the Asset Management segment in the condensed consolidated statements of financial condition.
4. INVESTMENTS
The following table presents Apollo’s investments:

	As of June 30, 2022	As of December 31, 2021
Investments, at fair value	$1,270,835	$5,588,992
Equity method investments	974,852	1,345,750
Performance allocations	2,565,597	2,731,733
U.S. Treasury Securities, at fair value	819,082	1,687,105
Total Investments	$5,630,366	$11,353,580
Investments, at Fair Value
Investments, at fair value, consist of investments for which the fair value option has been elected and primarily include the Company’s investment in Athora, investments in debt of unconsolidated CLOs and, as of December 31, 2021, included the Company’s investment in Athene Holding. Changes in the fair value related to these investments are presented in net gains (losses) from investment activities except for certain investments for which the Company is entitled to receive performance allocations. For those investments, changes in fair value are presented in principal investment income and are included within Investment income (loss) in the condensed consolidated statements of operations.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Prior to the Mergers, the Company’s equity investment in Athene Holding, for which the fair value option was elected, met the significance criteria as defined by the SEC as of June 30, 2021.
During the first quarter of 2022, the Company’s investment in Athene Holding was distributed to AGM. As such, the following tables present summarized financial information of Athene Holding:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Statements of Operations
Revenues	$—	$6,423	$(269)	$10,814
Benefits and expenses	—	4,433	2,504	8,685
Income (loss) before income taxes	—	1,990	(2,773)	2,129
Income tax expense (benefit)	—	184	(407)	246
Net income (loss)	—	1,806	(2,366)	1,883
Less: Net income (loss) attributable to non-controlling interests	—	389	(883)	(148)
Net income (loss) available to Athene Holding Ltd. shareholders	$—	$1,417	$(1,483)	$2,031
Less: Preferred stock dividends	—	35	35	71
Net income (loss) available to Athene Holding Ltd. common shareholders	$—	$1,382	$(1,518)	$1,960
Net Gains from Investment Activities
The following table presents the realized and net change in unrealized gains (losses) reported in net gains from investment activities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Realized gains (losses) on sales of investments, net	$(3,690)	$1,192	$207,531	$1,193
Net change in unrealized gains due to changes in fair value	149,744	912,202	709,785	1,265,352
Net gains from investment activities	$146,054	$913,394	$917,316	$1,266,545
Performance Allocations
Performance allocations receivable is recorded within investments in the condensed consolidated statements of financial condition. The table below provides a roll forward of the performance allocations balance:

Total
Performance allocations, January 1, 2022	$2,731,733
Change in fair value of funds	265,355
Fund distributions to the Company	(431,491)
Performance allocations, June 30, 2022	$2,565,597
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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
5. PROFIT SHARING PAYABLE
Profit sharing payable was $1.5 billion and $1.4 billion as of June 30, 2022 and December 31, 2021, respectively. The table below provides a roll forward of the profit sharing payable balance:

Total
Profit sharing payable, January 1, 2022	$1,444,652
Profit sharing expense	314,904
Payments/other	(282,410)
Profit sharing payable, June 30, 2022	$1,477,146
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
6. VARIABLE INTEREST ENTITIES
A variable interest in a VIE is an investment or other interest that will absorb portions of the VIE’s expected losses and/or receive expected residual returns. Refer to note 2 for more detail about the Company’s VIE assessment and consolidation policy. Variable interests in consolidated VIEs and unconsolidated VIEs are discussed separately below.
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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022	(1)	2021	(1)	2022	(1)	2021	(1)
Net gains from investment activities	$6,520		$51,173		$97,351		$355,574
Net gains (losses) from debt	—		(2,519)		10,138		(11,527)
Interest and other income	37,574		228,420		204,625		362,758
Interest and other expenses	(7,477)		(131,671)		3,958		(448,808)
Net gains from investment activities of consolidated variable interest entities	$36,617		$145,403		$316,072		$257,997
(1) Amounts reflect consolidation eliminations.
Senior Secured Notes, Subordinated Notes, Subscription Lines and Secured Borrowings
Included within debt, at fair value, notes payable, and other liabilities are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of those amounts.

	As of June 30, 2022			As of December 31, 2021
	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)	$—	N/A	N/A	$7,431,467	3.16%		15.5
Subordinated Notes(2)	—	N/A	N/A	613,192	N/A	(1)	14.5
Subscription Lines(2)	477,690	2.95%	0.06	—	N/A		N/A
Secured Borrowings(2)(3)	—	N/A	N/A	18,149	2.33%		0.4
Total	$477,690			$8,062,808

(1) The principal outstanding balance of the subordinated notes do not have contractual interest rates but instead receive distributions from the excess cash flows of the VIEs.
(2) The notes, subscription lines and borrowings of the consolidated VIEs are collateralized by assets held by each respective vehicle and assets of one vehicle may not be used to satisfy the liabilities of another vehicle.

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

	As of June 30, 2022	(2)	As of December 31, 2021	(2)
Apollo Exposure(1)	$329,215		$240,871

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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
7. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of June 30, 2022
	Level I	Level II	Level III		NAV	Total
Assets
Cash and cash equivalents(1)	$1,545,343	$—	$—		$—	$1,545,343
Restricted cash and cash equivalents(2)	693,326	—	—		—	693,326
Cash and cash equivalents of VIEs	16,247	—	—		—	16,247
U.S. Treasury securities(3)	819,082	—	—		—	819,082
Investments, at fair value	162,998	38,872	1,068,965	(4)	—	1,270,835
Investments of VIEs	17,445	435	843,266		64,787	925,933
Due from related parties(5)	—	—	40,460		—	40,460
Derivative assets(6)	—	6,219	10,813		—	17,032
Total Assets	$3,254,441	$45,526	$1,963,504		$64,787	$5,328,258

Liabilities
Contingent consideration obligations(7)	—	—	104,202		—	104,202
Other liabilities(8)	3,450	—	—		—	3,450
Total Liabilities	$3,450	$—	$104,202		$—	$107,652

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

	As of December 31, 2021
	Level I	Level II	Level III		NAV	Total
Assets
Cash and cash equivalents(1)	$917,183	$—	$—		$—	$917,183
Restricted cash and cash equivalents(2)	707,885	—	—		—	707,885
Cash and cash equivalents of VIEs	463,266	—	—		—	463,266
U.S. Treasury securities(3)	1,687,105	—	—		—	1,687,105
Investments
Investment in Athene Holding	4,548,048	—	—		—	4,548,048
Other investments	48,493	46,267	946,184	(4)	—	1,040,944
Total investments	4,596,541	46,267	946,184		—	5,588,992
Investments of VIEs	6,232	1,055,421	13,187,803		487,595	14,737,051
Due from related parties(5)	—	—	47,835		—	47,835
Derivative assets(6)	—	7,436	—		—	7,436
Total Assets	$8,378,212	$1,109,124	$14,181,822		$487,595	$24,156,753

Liabilities
Debt of VIEs, at fair value	$—	$446,029	$7,496,479		$—	$7,942,508
Other liabilities of VIEs	—	3,111	31,090		557	34,758
Contingent consideration obligations(7)	—	—	125,901		—	125,901
Other liabilities(8)	47,961	—	—		—	47,961
Derivative liabilities(6)	—	1,520	—		—	1,520
Total Liabilities	$47,961	$450,660	$7,653,470		$557	$8,152,648

(1) Cash and cash equivalents as of June 30, 2022 and December 31, 2021 includes $0.7 million and $1.8 million, respectively, of cash and cash equivalents held by consolidated SPACs. Refer to note 14 for further information.

(2) Restricted cash and cash equivalents as of June 30, 2022 and December 31, 2021 includes $0.7 billion and $0.7 billion, respectively, of restricted cash and cash equivalents held by consolidated SPACs. Refer to note 14 for further information.

(3) U.S. Treasury securities as of June 30, 2022 and December 31, 2021 includes $345.6 million and $1.2 billion, respectively, of U.S. Treasury securities held by consolidated SPACs. Refer to note 14 for further information.

(4) Investments as of June 30, 2022 and December 31, 2021 excludes $167.5 million and $175.8 million, respectively, of performance allocations classified as Level III related to certain investments for which the Company has elected the fair value option. The Company’s policy is to account for performance allocations as investments.

(5) Due from related parties represents a receivable from a fund.
(6) Derivative assets and derivative liabilities are presented as a component of Other assets and Other liabilities, respectively, in the condensed consolidated statements of financial condition.
(7) Profit sharing payable includes contingent obligations classified as Level III.
(8) Other liabilities as of June 30, 2022 includes the publicly traded warrants of APSG II. Other liabilities as of December 31, 2021 includes the publicly traded warrants of APSG I and APSG II.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following tables summarize the changes in fair value in financial assets measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended June 30, 2022
	Investments and Derivative Assets	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$1,086,895	$454,787	$1,541,682
Purchases	2,478	1,053,053	1,055,531
Sales of investments/distributions	(1,438)	(646,551)	(647,989)
Net realized gains	(4,562)	9,391	4,829
Changes in net unrealized gains	30,623	(27,414)	3,209
Cumulative translation adjustment	(35,222)	—	(35,222)
Transfer into Level III(1)	1,004	—	1,004
Balance, End of Period	$1,079,778	$843,266	$1,923,044
Change in net unrealized gains included in investment income (loss) related to investments still held at reporting date	$30,623	$—	$30,623
Change in net unrealized gains included in net gains (losses) from investment activities of consolidated VIEs related to investments still held at reporting date	—	8,637	8,637

	For the Three Months Ended June 30, 2021
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$381,277	$11,947,443	$12,328,720
Transfer out due to deconsolidation	—	(229,717)	(229,717)
Purchases	—	692,073	692,073
Sale of investments/distributions	(3,235)	(557,994)	(561,229)
Net realized gains	3	7,087	7,090
Changes in net unrealized gains	9,137	19,746	28,883
Cumulative translation adjustment	2,605	4,807	7,412
Transfer into Level III(1)	—	7,219	7,219
Transfer out of Level III(1)	—	(12,712)	(12,712)
Balance, End of Period	$389,787	$11,877,952	$12,267,739
Change in net unrealized gains included in investment income (loss) related to investments still held at reporting date	$9,137	$—	$9,137
Change in net unrealized gains included in net gains (losses) from investment activities of consolidated VIEs related to investments still held at reporting date	—	66,050	66,050

(1) Transfers between Level II and III were a result of subjecting the broker quotes on these financial assets to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from external pricing services.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

	For the Six Months Ended June 30, 2022
	Investments and Derivative Assets	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$946,184	$13,187,803	$14,133,987
Net transfer in (out) due to consolidation (deconsolidation)	21,710	(14,190,236)	(14,168,526)
Purchases	105,702	3,471,182	3,576,884
Sale of investments/distributions	(4,132)	(1,839,082)	(1,843,214)
Net realized gains	(2,966)	21,157	18,191
Changes in net unrealized gains	59,088	176,381	235,469
Cumulative translation adjustment	(46,812)	(10,808)	(57,620)
Transfer into Level III(1)	1,004	29,803	30,807
Transfer out of Level III(1)	—	(2,934)	(2,934)
Balance, End of Period	$1,079,778	$843,266	$1,923,044
Change in net unrealized gains included in investment income (loss) related to investments still held at reporting date	$59,088	$—	$59,088
Change in net unrealized gains included in net gains (losses) from investment activities of consolidated VIEs related to investments still held at reporting date	—	8,782	8,782

	For the Six Months Ended June 30, 2021
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$369,772	$10,962,980	$11,332,752
Transfer out due to consolidation	—	(229,717)	(229,717)
Purchases	—	1,682,423	1,682,423
Sale of investments/distributions	(3,235)	(805,933)	(809,168)
Net realized gains	1,068	12,975	14,043
Changes in net unrealized gains	29,116	332,147	361,263
Cumulative translation adjustment	(7,640)	(14,248)	(21,888)
Transfer into Level III(1)	706	9,885	10,591
Transfer out of Level III(1)	—	(72,560)	(72,560)
Balance, End of Period	$389,787	$11,877,952	$12,267,739
Change in net unrealized gains included in investment income (loss) related to investments still held at reporting date	$29,116	$—	$29,116
Change in net unrealized gains included in net gains (losses) from investment activities of consolidated VIEs related to investments still held at reporting date	—	198,957	198,957

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
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following tables summarize the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended June 30, 2022
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total
Balance, Beginning of Period	$110,458	$—	$110,458
Transfer in due to consolidation	—	—	—
Issuances	—	—	—
Repayments	(558)	—	(558)
Net realized gains	—	—	—
Changes in net unrealized (gains) losses(1)	(5,698)	—	(5,698)
Cumulative translation adjustment	—	—	—
Balance, End of Period	$104,202	$—	$104,202

	For the Three Months Ended June 30, 2021
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total
Balance, Beginning of Period	$113,222	$7,317,250	$7,430,472
Issuances	—	101,871	101,871
Repayments	(792)	(227,251)	(228,043)
Net realized losses	—	10,239	10,239
Changes in net unrealized (gains) losses(1)	16,554	(8,346)	8,208
Cumulative translation adjustment	—	12,214	12,214
Transfers into Level III (2)	—	197	197
Balance, End of Period	$128,984	$7,206,174	$7,335,158
Change in net unrealized gains included in net gains (losses) from investment activities of consolidated VIEs related to debt and other liabilities still held at reporting date	$—	$(5,559)	$(5,559)

	For the Six Months Ended June 30, 2022
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total
Balance, Beginning of Period	$125,901	$7,527,569	$7,653,470
Transfer out due to deconsolidation	—	(8,626,153)	(8,626,153)
Issuances	—	1,645,025	1,645,025
Payments	(13,259)	(518,773)	(532,032)
Net realized losses	—	(480)	(480)
Changes in net unrealized losses(1)	(8,440)	(16,368)	(24,808)
Cumulative translation adjustment	—	(10,820)	(10,820)
Balance, End of Period	$104,202	$—	$104,202

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

	For the Six Months Ended June 30, 2021
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total
Balance, Beginning of Period	$119,788	$7,100,620	$7,220,408
Issuances	—	311,408	311,408
Payments	(13,114)	(271,904)	(285,018)
Net realized losses	—	10,730	10,730
Changes in net unrealized losses(1)	22,310	69,146	91,456
Cumulative translation adjustment	—	(14,023)	(14,023)
Transfers into Level III (2)	—	197	197
Balance, End of Period	$128,984	$7,206,174	$7,335,158
Change in net unrealized gains included in net gains (losses) from investment activities of consolidated VIEs related to debt and other liabilities still held at reporting date	$—	$(58,909)	$(58,909)

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

The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy:

	As of June 30, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (1)
Financial Assets
Investments	$532,009	Embedded value	N/A	N/A	N/A
	237,116	Discounted cash flow	Discount rate	8.7% - 52.8%	21.7%
	299,840	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	40,460	Discounted cash flow	Discount rate	15.0%	15.0%
Derivative assets	10,813	Option model	Volatility rate	38.8% - 40.0%	39.8%
Investments of consolidated VIEs:
Equity securities	428,324	Dividend discount model	Discount rate	14.0%	14.0%
Bank loans	330,942	Adjusted transaction value	N/A	N/A	N/A
		Discounted cash flow	Discount rate	10.9% - 26.4%	12.7%
Bonds	84,000	Adjusted transaction value	N/A	N/A	N/A
Total Financial Assets	$1,963,504
Financial Liabilities
Contingent Consideration Obligation	104,202	Discounted cash flow	Discount rate	18.5%	18.5%
Total Financial Liabilities	$104,202

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
Fair Value Measurement of Investment in Athene Holding
At December 31, 2021, the fair value of Apollo’s Level I investment in Athene Holding was estimated using the closing market price of Athene Holding shares of $83.33. Following the Mergers, AAM no longer holds an interest in AHL as further described in note 14.

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
Yield Investments
Yield investments are generally valued based on third party vendor prices and/or quoted market prices and valuation models. Valuations using quoted market prices are based on the average of the “bid” and the “ask” quotes provided by multiple brokers wherever possible without any adjustments. Apollo will designate certain brokers to use to value specific securities. In determining the designated brokers, Apollo considers the following: (i) brokers with which Apollo has previously transacted, (ii) the underwriter of the security and (iii) active brokers indicating executable quotes. In addition, when valuing a security based on broker quotes wherever possible Apollo tests the standard deviation amongst the quotes received and the variance between the concluded fair value and the value provided by a pricing service. When broker quotes are not available Apollo considers the use of pricing service quotes or other sources to mark a position. When relying on a pricing service as a primary source, Apollo (i) analyzes how the price has moved over the measurement period, (ii) reviews the number of brokers included in the pricing service’s population, if available, and (iii) validates the valuation levels with Apollo’s pricing team and traders.
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
8. OTHER ASSETS
Other assets consisted of the following:

	As of June 30, 2022	As of December 31, 2021
Fixed assets	$351,277	$256,252
Less: Accumulated depreciation and amortization	(144,565)	(130,072)
Fixed assets, net	206,712	126,180
Deferred equity-based compensation(1)	258,535	282,900
Intangible assets, net(2)	192,709	14,846
Commitment asset(3)	163,395	—
Prepaid expenses	67,345	57,765
Tax receivables	51,366	30,334
Other	82,614	73,876
Total Other Assets	$1,022,676	$585,901

(1) Deferred equity-based compensation relates to the value of equity-based awards that have been or are expected to be granted in connection with the settlement of certain profit sharing arrangements. A corresponding amount for awards expected to be granted of $187.6 million and $210.6 million, as of June 30, 2022 and December 31, 2021, respectively, is included in other liabilities on the condensed consolidated statements of financial condition.

(2) Includes intangible assets from the acquisition of Griffin Capital's U.S. asset management business during the three months ended June 30, 2022.
(3) Represents a commitment from an institutional investor as part of a strategic transaction.
Depreciation expense was $7.9 million and $4.3 million for the three months ended June 30, 2022 and 2021, respectively, and $13.8 million and $8.3 million for the six months ended June 30, 2022 and 2021, respectively, and is presented as a component of general, administrative and other expense in the condensed consolidated statements of operations.
9. LEASES
Apollo has operating leases for office space, data centers, and certain equipment under various lease agreements.
The table below presents operating lease expenses recorded in general, administrative and other in the condensed consolidated statements of operations.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$17,177	$12,529	$33,281	$23,013
The following table presents supplemental cash flow information related to operating leases:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating cash flows for operating leases	$12,440	$4,939	$18,566	$12,494
As of June 30, 2022, the Company’s total lease payments by maturity are presented in the following table:

Operating Lease Payments
Remaining 2022	$31,520
2023	67,434
2024	67,706
2025	66,904
2026	62,337
Thereafter	519,216
Total lease payments	$815,117
Less imputed interest	(130,115)
Present value of lease payments	$685,002
The Company has undiscounted future operating lease payments of $34.8 million related to leases that have not commenced that were entered into as of June 30, 2022. Such lease payments are not yet included in the table above or the Company’s condensed consolidated statements of financial condition as lease assets and lease liabilities. These operating leases are anticipated to commence by 2023 with lease terms of approximately 14 years.
Supplemental information related to leases is as follows:

	As of June 30, 2022	As of June 30, 2021
Weighted average remaining lease term (in years)	12.71	13.6
Weighted average discount rate	2.7%	3.0%
10. INCOME TAXES

The Company’s income tax provision totaled $7.6 million and $194.1 million for the three months ended June 30, 2022, and 2021, respectively, and $141.8 million and $397.3 million for the six months ended June 30, 2022 and 2021, respectively. The Company’s effective tax rate was 4.0% and 11.4% for the three months ended June 30, 2022 and 2021, respectively, and 8.8% and 11.6% for the six months ended June 30, 2022 and 2021, respectively.

Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company recorded $15.7 million of unrecognized tax benefits as of June 30, 2022, for uncertain tax positions. Approximately all of the unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months.

The primary jurisdictions in which the Company operates and incurs income taxes are the United States and the United Kingdom. There are no unremitted earnings with respect to the United Kingdom and other foreign jurisdictions.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. As of June 30, 2022, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2018 through 2020 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax returns of the Company and certain subsidiaries for the 2019 and 2020 tax years. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2018. The United Kingdom authorities are currently examining certain subsidiaries’ tax returns for tax year 2017. There are other examinations ongoing in other foreign jurisdictions, which the Company operates. No provisions with respect to these examinations have been recorded, other than the unrecognized tax benefits discussed above.

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

Subsequent to the Mergers, the Managing Partners and Contributing Partners no longer own AOG Units. Therefore, there were no exchanges subject to the tax receivable agreement during the six months ended June 30, 2022. The table below presents the impact to the deferred tax asset, tax receivable agreement liability and additional paid in capital related to the exchange of AOG Units for Class A shares for the six months ended June 30, 2021.

Exchange of AOG Units for Common Stock	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Six Months Ended June 30, 2021	$45,479	$38,229	$7,250

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
11. DEBT
Debt consisted of the following:

		As of June 30, 2022			As of December 31, 2021
	Maturity Date	Outstanding Balance	Fair Value		Outstanding Balance	Fair Value
4.00% 2024 Senior Notes(1)(2)	May 30, 2024	$498,796	$494,252	(4)	$498,469	$530,052	(4)
4.40% 2026 Senior Notes(1)(2)	May 27, 2026	497,986	495,742	(4)	497,730	553,055	(4)
4.87% 2029 Senior Notes(1)(2)	February 15, 2029	674,801	667,629	(4)	674,786	777,703	(4)
2.65% 2030 Senior Notes(1)(2)	June 5, 2030	495,226	422,805	(4)	494,928	506,094	(4)
4.77% 2039 Senior Secured Guaranteed Notes(1)(2)		—	—	(6)	317,985	369,041	(5)
5.00% 2048 Senior Notes(1)(2)	March 15, 2048	296,838	293,492	(4)	296,757	397,191	(4)
4.95% 2050 Subordinated Notes(1)(2)	January 14, 2050	296,714	258,030	(4)	296,675	308,687	(4)
1.70% Secured Borrowing II(1)	April 15, 2032	17,822	17,085	(3)	19,334	19,239	(3)
1.30% 2016 AMI Term Facility I(1)	January 15, 2025	17,685	17,685	(3)	19,186	19,186	(3)
1.40% 2016 AMI Term Facility II(1)	July 23, 2023	17,097	17,097	(3)	18,546	18,546	(3)
Total Debt		$2,812,965	$2,683,817		$3,134,396	$3,498,794

(1) Interest rate is calculated as weighted average annualized.
(2) Includes amortization of note discount, as applicable, totaling $16.9 million and $25.1 million as of June 30, 2022 and December 31, 2021, respectively. Outstanding balance is presented net of unamortized debt issuance costs.

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
(6) There is no outstanding balance as of June 30, 2022. These notes were transferred to a VIE consolidated by Athene during the three months ended March 31, 2022.
As of June 30, 2022, the indentures governing the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2048 Senior Notes and the 2050 Subordinated Notes (the “Indentures”) include covenants that restrict the ability of AMH and, as applicable, the guarantors of the notes under the Indentures to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries, or merge, consolidate or sell, transfer or lease assets. The Indentures also provide for customary events of default.
Apollo’s debt obligations contain various customary loan covenants. As of June 30, 2022, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.
Credit Facilities
The following table represents the Company’s credit facilities:

Instrument/Facility	Borrowing Date	Maturity Date	Administrative Agent	Key terms
AMH credit facility	November 23, 2020	November 23, 2025	Citibank, N.A.	The commitment fee on the $750 million undrawn AMH credit facility as of June 30, 2022 was 0.09%.
Borrowings under the AMH credit facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. AMH may incur incremental facilities in respect of the credit facility in an aggregate amount not to exceed $250 million plus additional amounts so long as AMH is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. As of June 30, 2022, there were no amounts outstanding under the AMH credit facility.
The following table presents the interest expense incurred related to the Company’s debt:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Total Interest Expense	$31,432	$34,814	$64,425	$69,613
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
For the three months ended June 30, 2022 and June 30, 2021, AAM recorded equity-based compensation expense of $112.5 million and $53.0 million, respectively. For the six months ended June 30, 2022 and June 30, 2021, AAM recorded equity-based compensation expense of $268.8 million and $109.4 million, respectively. As of June 30, 2022, there was $773.3 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 3.1 years.
Service-Based Awards
During the six months ended June 30, 2022 and June 30, 2021, AGM awarded service-based grants of 3.4 million RSUs and 2.2 million RSUs with a grant date fair value of $208.7 million and $108.6 million, respectively.
During the three months ended June 30, 2022 and June 30, 2021, the Company recorded equity-based compensation expense on service-based awards of $47.3 million and $23.4 million, respectively. During the six months ended June 30, 2022 and June 30, 2021, the Company recorded equity-based compensation expense on service-based awards of $106.1 million and $42.1 million, respectively.
Performance-Based Awards
During the six months ended June 30, 2022 and June 30, 2021, AGM awarded performance-based grants of 2.6 million and 1.2 million RSUs to certain employees with a grant date fair value of $147.6 million and $51.5 million, respectively, which primarily vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation.
During the three months ended June 30, 2022 and June 30, 2021, the Company recorded equity-based compensation expense on service-based awards of $50.2 million and $17.5 million, respectively. During the six months ended June 30, 2022 and June 30, 2021, the Company recorded equity-based compensation expense on performance-based awards of $124.0 million and $43.9 million, respectively.
In December 2021, the Company awarded one-time grants to the Co-Presidents of 6 million RSUs which vest on a cliff basis subject to continued employment over five years, with 2 million of those RSUs also subject to AGM’s achievement of certain fee related earnings and spread related earnings per share metrics. During the three and six months ended June 30, 2022, the Company recorded equity-based compensation expense of $13.9 million and $27.8 million, respectively, for service-based awards and $5.9 million and $11.8 million, respectively, for performance-based awards, each related to these one-time grants.
Restricted Stock Awards
During the six months ended June 30, 2022 and June 30, 2021, AGM awarded 0.5 million and 0.1 million restricted stock awards from profit sharing arrangements with a grant date fair value of $31.5 million and $3.2 million, respectively.
During the three months ended June 30, 2022 and June 30, 2021, the Company recorded equity-based compensation expense on restricted stock from profit sharing arrangements of $13.7 million and $6.9 million, respectively. During the six months ended

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
June 30, 2022 and June 30, 2021, the Company recorded equity-based compensation expense on restricted stock from profit sharing arrangements of $32.8 million and $10.9 million, respectively.
13. EQUITY
Preferred Stock
The Company has 11,000,000 Series A Preferred shares and 12,000,000 Series B Preferred shares issued and outstanding as of June 30, 2022.
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
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Non-Controlling Interests
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income and comprehensive income attributable to non-controlling interests consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to non-controlling interests in consolidated entities:
Interest in management companies and a co-investment vehicle(1)	$1,532	$1,317	$2,890	$2,597
Other consolidated entities	47,548	114,959	256,299	184,257
Net income attributable to non-controlling interests in consolidated entities	$49,080	$116,276	$259,189	$186,854

Net income attributable to non-controlling interests in the Apollo Operating Group:
Net income	$182,220	$1,505,460	$1,465,842	$3,023,963
Net income attributable to non-controlling interests in consolidated entities	(49,080)	(116,276)	(259,189)	(186,854)
Net income after non-controlling interests in consolidated entities	133,140	1,389,184	1,206,653	2,837,109
Adjustments:
Income tax provision(2)	7,627	194,051	141,801	397,297
NYC UBT and foreign tax benefit(3)	(8,871)	(7,727)	(17,331)	(13,481)
Net income (loss) in non-Apollo Operating Group entities	3,929	1,253	21,431	4
Series A Preferred share dividends	(4,383)	(4,383)	(8,766)	(8,766)
Series B Preferred share dividends	(4,782)	(4,781)	(9,563)	(9,562)
Total adjustments	(6,480)	178,413	127,572	365,492
Net income after adjustments	126,660	1,567,597	1,334,225	3,202,601
Weighted average ownership percentage of Apollo Operating Group	42.6%	46.6%	42.6%	46.6%
Net income attributable to non-controlling interests in Apollo Operating Group	$65,019	$731,457	$541,564	$1,500,492

Net income attributable to non-controlling interests	$114,099	$847,733	$800,753	$1,687,346
Other comprehensive income (loss) attributable to non-controlling interests	(26,491)	3,571	(33,853)	(10,193)
Comprehensive income attributable to non-controlling interests	$87,608	$851,304	$766,900	$1,677,153

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

	For the Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$1,770,034	$782,702
Redemption of non-controlling interests	(776,272)	—
Deconsolidation of SPAC	(39,588)	—
Net issuances of redeemable non-controlling interests	—	594,227
Accretion of redeemable non-controlling interests	48,587	39,782
Balance at end of period	$1,002,761	$1,416,711

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
14. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED ENTITIES
Management fees, transaction and advisory fees and reimbursable expenses from the funds the Company manages and their portfolio companies are included in due from related parties in the condensed consolidated statements of financial condition. The Company also typically facilitates the payment of certain operating costs incurred by the funds that it manages as well as their related parties. These costs are normally reimbursed by such funds and are included in due from related parties. Other related party transactions include loans to employees, periodic sales of ownership interests in Apollo funds to employees, and payables to AGM. Due from related parties and due to related parties are comprised of the following:

	As of June 30, 2022	As of December 31, 2021
Due from Related Parties:
Due from funds(1)	$428,909	$315,875
Due from employees and former employees	94,535	106,755
Due from portfolio companies	58,319	66,960
Due from parent	27,362	—
Incentive fees receivable	2,188	4,236
Total Due from Related Parties	$611,313	$493,826
Due to Related Parties:
Due to Former Managing Partners and Contributing Partners(2)	$949,974	$1,118,272
Due to parent	495,114	—
Due to funds	111,827	104,130
Total Due to Related Parties	$1,556,915	$1,222,402

(1) Includes $40.5 million and $47.8 million as of June 30, 2022 and December 31, 2021, respectively, related to a receivable from a fund in connection with the Company’s sale of a platform investment to such fund. The amount is payable to the Company over five years and is held at fair value.

(2) Includes $438.2 million and $569.6 million as of June 30, 2022 and December 31, 2021, respectively, related to the purchase of limited partnership interests, payable in equal installments through December 31, 2024.

Tax Receivable Agreement
On January 1, 2022, Apollo acquired Athene and merged operations into a newly established HoldCo, later renamed Apollo Global Management, Inc. Pursuant to the Merger Agreement executed by AGM, the Former Managing Partners and Contributing Partners, all AOG Units beneficially owned by each holder of AOG Units were converted to shares of AGM common stock following the consummation of the Merger.
Prior to the Mergers, each of the Former Managing Partners and Contributing Partners had the right to exchange vested AOG Units for Class A shares, subject to certain restrictions. All Apollo Operating Group entities have made, or will make, an election under Section 754 of the U.S. Internal Revenue Code, which will result in an adjustment to the tax basis of the assets owned by the Apollo Operating Group entities at the time an exchange was made. The election results in an increase to the tax basis of underlying assets which will reduce the amount of gain and associated tax that the Company and its subsidiaries will otherwise be required to pay in the future.
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
Following the closing of the Mergers, the Former Managing Partners and Contributing Partners no longer own AOG Units. Therefore, there were no exchanges subject to the TRA during the six months ended June 30, 2022.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
As a result of the exchanges of AOG Units for Class A Shares during the six months ended June 30, 2021, a $38.2 million liability was recorded to estimate the amount of the future payments to be made by the Company and its subsidiaries to the Former Managing Partners and Contributing Partners pursuant to the TRA.
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
As of June 30, 2022, the outstanding payable amount to Former Managing Partners and Contributing Partners was $438.2 million, which is payable in equal installments through December 31, 2024.
Due from Employees and Former Employees
As of June 30, 2022 and December 31, 2021, due from employees and former employees includes various amounts due to the Company including employee loans and return of profit sharing distributions. As of June 30, 2022 and December 31, 2021, the balance included interest-bearing employee loans receivable of $20.0 million and $17.5 million respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.
The Company recorded a receivable from certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of June 30, 2022 and December 31, 2021 of $62.8 million and $64.5 million, respectively.
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
The Company recorded an indemnification liability in respect of this indemnification obligation of $13.4 million and $13.2 million as of June 30, 2022 and December 31, 2021, respectively.
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
The Company recorded general partner obligations to return previously distributed performance allocations related to certain funds of $81.4 million and $81.2 million as of June 30, 2022 and December 31, 2021, respectively.
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
The amended fee agreement provides for a monthly fee to be payable by Athene to the Company in arrears, with retroactive effect to the month beginning on January 1, 2022, in an amount equal to the following, to the extent not otherwise payable to the Company pursuant to any one or more investment management or sub-advisory agreements or arrangements:
(i)    The Company, through its consolidated subsidiary Apollo Insurance Solutions Group LP, or ISG, earns a base management fee of 0.225% per year on the aggregate book value of substantially all of the assets in substantially all of the accounts of or relating to Athene (collectively, the “Athene Accounts”) up to $103.4 billion (the “Backbook Value”) and 0.150% per year on all assets in excess of $103.4 billion (the “Incremental Value”), respectively; plus
(ii)    with respect to each asset in an Athene Account, subject to certain exceptions, that is managed by the Company and that belongs to a specified asset class tier (“core,” “core plus,” “yield,” and “high alpha”), a sub-allocation fee as follows:

As of June 30, 2022
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
Subsequent to the closing of the Mergers, the Company transferred the 2039 Senior Secured Guaranteed Notes to a VIE consolidated by Athene. Similarly, certain of Apollo’s general partner fund co-investments were transferred to Athene, which were subsequently transferred to a fund managed by Apollo and including third-party capital.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Athora
The Company, through ISGI, provides investment advisory services to certain portfolio companies of funds managed by Apollo and Athora, a strategic platform that acquires or reinsures blocks of insurance business in the European life insurance market (collectively, the “Athora Accounts”). The Company had equity commitments outstanding of up to $429.8 million as of June 30, 2022, subject to certain conditions.
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
The following table presents the revenues earned in aggregate from Athene and Athora:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues earned in aggregate from Athene and Athora, net(1)	$291,812	$275,768	$617,373	$543,791
(1)    Consisting of management fees, sub-advisory fees, and performance revenues from Athene and Athora, as applicable.
Regulated Entities and Affiliated Service Providers
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at June 30, 2022. From time to time, AGS, as well as other Apollo affiliates provide services to related parties of Apollo, including Apollo funds and their portfolio companies, whereby the Company or its affiliates earn fees for providing such services.
Griffin Capital Securities, LLC (“GCS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. GCS was in compliance with these requirements as of June 30, 2022.
Due to parent
Following the merger with Athene, the Company has a revolving loan agreement with AGM, its parent company, to manage cash balances and to fund liquidity for general corporate use. The balance outstanding on this loan to AGM was $495.1 million as of June 30, 2022.
Investment in SPACs
In October 2020, APSG I, a SPAC, completed an initial public offering, ultimately raising total gross proceeds of $816.8 million, including the underwriters’ subsequent partial exercise of their over-allotment option. In a private placement concurrent with the initial public offering, APSG I sold warrants to APSG Sponsor, L.P., a subsidiary of Apollo, for total gross proceeds of $18.3 million. APSG Sponsor, L.P. previously held Class B ordinary shares of APSG I. In May 2022, APSG I completed a business combination with American Express Global Business Travel. As a result of the business combination, Apollo no longer consolidates APSG I as a VIE. The deconsolidation resulted in an unrealized gain of $162.0 million, which includes $81.5 million of unrealized gains related to previously held Class B ordinary shares, which converted to Class A shares of the newly merged entity (“GBTG”), for the three months ended June 30, 2022 and is presented in Net gains from investment

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
activities within Other income in the condensed consolidated statements of operations. Apollo continues to hold a non-controlling interest in GBTG at fair value, presented within Investments in the condensed consolidated statements of financial condition. Apollo has significant influence in the retained investment, and has elected the fair value option for subsequent measurement.
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
The tables below present the financial information of these SPACs in aggregate:

	As of June 30, 2022	As of December 31, 2021
Assets:
Cash and cash equivalents	$653	$1,796
Restricted cash and cash equivalents	691,176	690,205
U.S. Treasury securities, at fair value	345,573	1,162,299
Other assets	1,376	2,627
Total Assets	$1,038,778	$1,856,927
Liabilities, Redeemable non-controlling interests and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$3,243	$2,361
Due to related parties	10,539	20,146
Other liabilities	42,300	143,778
Total Liabilities	56,082	166,285
Redeemable non-controlling interests:
Redeemable non-controlling interests	998,276	1,762,282
Stockholders’ Equity:
Additional paid in capital	(53,507)	(98,369)
Retained earnings	37,927	26,729
Total Stockholders’ Equity	(15,580)	(71,640)
Total Liabilities, Redeemable non-controlling interests and Stockholders’ Equity	$1,038,778	$1,856,927

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Expenses:
Interest expense	$5	$1	$9	2
General, administrative and other	(881)	3,211	5,741	9,545
Total Expenses	(876)	3,212	5,750	9,547
Other Income (Loss):
Net gains (losses) from investment activities	11,961	106	16,784	(1,501)
Interest income	1,099	89	1,761	261
Other income (loss), net	(54)	(101)	(200)	(224)
Total Other Income (Loss)	13,006	94	18,345	(1,464)
Net Income Attributable to Apollo Asset Management, Inc.	13,882	(3,118)	12,595	(11,011)
15. COMMITMENTS AND CONTINGENCIES
Investment Commitments
As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of June 30, 2022 and December 31, 2021 of $0.6 billion and $1.0 billion, respectively.
Litigation and Contingencies
Apollo is, from time to time, party to various legal actions arising in the ordinary course of business including claims and lawsuits, reviews, investigations or proceedings by governmental and self-regulatory agencies regarding its business.
On August 3, 2017, a complaint was filed in the United States District Court for the Middle District of Florida against AAM, a senior partner of Apollo and a former principal of Apollo by Michael McEvoy on behalf of a purported class of employees of subsidiaries of CEVA Group, LLC (“CEVA Group”) who purchased shares in CEVA Investment Limited (“CIL”), the former parent company of CEVA Group. The complaint alleged that the defendants breached fiduciary duties to and defrauded the plaintiffs by inducing them to purchase shares in CIL and subsequently participating in a debt restructuring of CEVA Group in which shareholders of CIL did not receive a recovery. McEvoy subsequently revised his complaint to attempt to assert claims that do not belong to CIL. The amended complaint no longer named any individual defendants, but Apollo Management VI, L.P. and CEVA Group were added as defendants. The amended complaint sought damages of approximately €30 million and asserts, among other things, claims for violations of the Investment Advisers Act of 1940, breach of fiduciary duties, and breach of contract. On December 7, 2018, McEvoy filed his amended complaint in the District Court for the Middle District of Florida. On January 6, 2020, the Florida court granted in part Apollo’s motion to dismiss, dismissing McEvoy’s Investment Advisers Act claim with prejudice, and denying without prejudice Apollo’s motion with respect to the remaining claims, and directing the parties to conduct limited discovery, and submit new briefing, solely with respect to the statute of limitations. On July 30, 2020, Apollo and CEVA filed a joint motion for summary judgment on statute of limitations grounds. On June 29, 2021, the district court issued a decision denying the defendants’ joint motion for summary judgment on statute of limitations grounds, and set deadlines on July 23, 2021 for the plaintiff to file an amended complaint and August 20, 2021 for defendants to answer or move to dismiss the amended complaint. Plaintiff filed his second amended complaint on July 23, 2021 which added alleged grounds for tolling the statute of limitations. Also on July 23, 2021, the defendants filed a joint motion for reconsideration with respect to aspects of the district court’s June 29, 2021 decision. On March 10, 2022, the court granted defendants’ motion for reconsideration and granted Apollo’s motion for summary judgment. On April 7, 2022, Plaintiff filed a motion to alter or amend the court’s order of March 10. The defendants, including Apollo, opposed that motion on April 28, 2022. The court denied Plaintiff’s motion on May 26, 2022. Plaintiff has appealed the court’s decisions to the Eleventh Circuit. Apollo believes that Plaintiff’s appeal is without merit. No reasonable estimate of possible loss, if any, can be made at this time.
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
On November 1, 2019, plaintiff Benjamin Fongers filed a putative class action in Illinois Circuit Court, Cook County, against CareerBuilder, LLC (“CareerBuilder”) and AAM. Plaintiff alleges that in March 2019, CareerBuilder changed its compensation plan so that sales representatives such as Fongers would (i) receive reduced commissions; and (ii) only be able to receive commissions for accounts they originated that were not reassigned to anyone else, a departure from the earlier plan. Plaintiff also claims that the plan applied retroactively to deprive sales representatives of commissions to which they were earlier entitled. Plaintiff alleges that AAM exercises complete control over CareerBuilder and thus, CareerBuilder acts as AAM’s agent. Based on these allegations, Plaintiff alleges claims against both defendants for breach of written contract, breach of implied contract, unjust enrichment, violation of the Illinois Sales Representative Act, and violation of the Illinois Wage and Payment Collection Act. The defendants removed the action to the Northern District of Illinois on December 5, 2019, and Plaintiff moved to remand on January 6, 2020. On October 21, 2020, the district court granted the motion to remand. On January 11, 2021, the district court ordered the clerk of court to take the necessary steps to transfer the case back to Illinois Circuit Court, Cook County. On March 8, 2021, Plaintiff filed a motion under 28 U.S.C. § 1447(c) to recover attorneys’ fees of approximately $35,000 for the remand briefing. Defendants filed their opposition on March 31, 2021, and Plaintiff replied on April 14, 2021. Defendants filed motions to dismiss the complaint in the Illinois Circuit Court, Cook County on June 11, which were fully briefed on August 13, 2021. CareerBuilder has also filed a Motion for a Protective Order and to Stay Discovery pending the outcome of the motions to dismiss. On February 7, 2022, the court held a hearing on the motions to dismiss and the request to stay discovery. At the hearing, the court took the motions to dismiss under advisement and granted CareerBuilder’s motion to stay discovery. On March 11, 2022, the parties filed a Notice of Settlement notifying the court that the parties have reached an agreement in principle to resolve the case in full, and the court has granted preliminary approval of the settlement. The final approval hearing for the settlement is scheduled for November 17, 2022.
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
On May 29, 2020, plaintiff Vrajeshkumar Patel filed a putative stockholder derivative and class action complaint in the Delaware Court of Chancery against Talos Energy, Inc. (“Talos”), all of the members of Talos’s board of directors (including

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
two Apollo partners), Riverstone Holdings, LLC (“Riverstone”), AAM, and Guggenheim Securities, LLC in connection with the acquisition of certain assets from Castex Energy 2014, LLC and ILX Holdings, LLC in February 2020. The complaint asserts direct and derivative claims against Apollo, Riverstone, and the individual defendants for breach of their fiduciary duties. The plaintiff alleges that Apollo and Riverstone comprise a controlling shareholder group. The complaint seeks, among other relief, class certification and unspecified money damages. On August 4, 2020, the defendants filed motions to dismiss. On May 17, 2021, the court ordered that the Riverstone funds and Apollo funds that hold the relevant Talos stock be joined as necessary parties. The parties filed a stipulation, which was entered by the court on June 7, 2021, adding Riverstone Talos Energy Equityco LLC, Riverstone Talos Energy Debtco LLC, Apollo Talos Holdings, L.P., and AP Talos Energy Debtco LLC as defendants in the action. On September 30, 2021, the court dismissed the complaint in its entirety against all defendants. Plaintiff filed an appeal of this decision, which was dismissed by the Delaware Supreme Court.
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
On or around October 19, 2021, a purported stockholder of AAM filed a complaint against AAM in the Court of Chancery of the State of Delaware seeking the disclosure of certain additional documents pursuant to Section 220 of the Delaware General Corporation Law. The complaint alleges that the stockholder seeks to investigate (a) whether wrongdoing or mismanagement occurred in connection with the decision of the AAM board of directors to pay, in connection with the elimination of the AAM Up-C structure, the partners of AP Professional Holdings, L.P. (including the Former Managing Partners) a payment of cash equal to $3.66 per AOG Unit held, which the complaint characterizes as providing $640 million for “Tax Receivable Agreement” assets (which the stockholder alleges are worth nothing); (b) the independence and disinterestedness of AAM directors and/or officers; and (c) potential damages relating thereto. No reasonable estimate of possible loss, if any, can be made at this time because the plaintiff is not seeking any monetary damages in connection with this action.
Commitments and Contingencies
Other long-term obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo, as well as long-term service contracts. A significant portion of these costs are reimbursable by funds or portfolio companies. As of June 30, 2022, fixed and determinable payments due in connection with these obligations were as follows:

	Remaining 2022	2023 - 2024	2025 - 2026	2027 and Thereafter	Total
Other long-term obligations	$20,198	$5,141	$249	$—	$25,588
Contingent Obligations
Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through June 30, 2022 and that would be reversed approximates $4.3 billion. Management views the possibility of all of the investments becoming worthless as remote. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.

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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of June 30, 2022 and December 31, 2021, there were no open underwriting commitments.
The Company and Athene, together with a third-party institutional investor, have committed to provide financing to a consolidated VIE that invests across Apollo’s capital markets platform (such VIE, the “Apollo Capital Markets Partnership”). Pursuant to these arrangements, the Company and Athene have committed equity financing to the Apollo Capital Markets Partnership. The Apollo Capital Markets Partnership also has a revolving credit facility with Sumitomo Mitsui Banking Corporation, as lead arranger, administrative agent and letter of credit issuer, Mizuho Bank Ltd., and other lenders party thereto, pursuant to which it may borrow up to $2.25 billion. The revolving credit facility, which has a final maturity date of April 1, 2025, is non-recourse to the Company and Athene, except that the Company and Athene provided customary comfort letters with respect to their capital contributions to the Apollo Capital Markets Partnership. As of June 30, 2022, the Apollo Capital Markets Partnership had funded commitments of $403 million to transactions across Apollo’s capital markets platform, all of which were funded through the revolving credit facility, and no capital had been funded by the Company or Athene to the Apollo Capital Markets Partnership pursuant to their commitments.
Whether the commitments of the Apollo Capital Markets Partnership are actually funded, in whole or in part, depends on the contractual terms of such commitments, including the satisfaction or waiver of any conditions to closing or funding. It is expected that between the time the Apollo Capital Markets Partnership makes a commitment and funding of such commitment, efforts will be made to syndicate such commitment to, among others, third parties, which should reduce its risk when committing to certain transactions. The Apollo Capital Markets Partnership may also, with respect to a particular transaction, enter into other arrangements with third parties which reduce its commitment risk.
Contingent Consideration
In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future performance revenues earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability was determined based on the present value of estimated future performance revenue payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the remaining contingent obligation was $104.2 million and $125.9 million as of June 30, 2022 and December 31, 2021, respectively.
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
The following tables present financial data for the Company’s reportable segments.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Asset Management
Management Fees	$521,872	$468,833	$1,027,273	$922,717
Advisory and transaction fees, net	103,136	83,235	167,249	138,730
Fee-related performance fees	11,651	8,075	25,877	16,846
Fee related compensation	(187,224)	(161,579)	(362,596)	(315,974)
Other operating expenses	(108,327)	(79,651)	(206,711)	(141,715)
Fee Related Earnings (FRE)	341,108	318,913	651,092	620,604

Principal Investing
Realized performance fees	150,862	468,756	278,051	575,510
Realized investment income	36,958	72,370	476,366	102,385
Principal investing compensation	(154,998)	(254,141)	(310,986)	(322,366)
Other operating expenses	(6,072)	(14,761)	(12,036)	(22,135)
Principal Investing Income (PII)	26,750	272,224	431,395	333,394

Adjusted Segment Income	367,858	591,137	1,082,487	953,998

Segment Assets:
Asset Management			$1,948,419
Principal Investing			8,207,131
Total Assets(1)			$10,155,550

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
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following table presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Adjusted Segment Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Income before income tax provision	$189,847	$1,699,511	$1,607,643	$3,421,260
Equity-based profit sharing expense and other(1)	66,648	26,992	163,726	61,864
Equity-based compensation	37,068	19,491	93,401	35,649
Transaction-related charges(2)	(1,371)	18,657	(2,100)	27,982
Merger-related transaction and integration costs(3)	18,741	12,915	36,487	23,684
(Gain) loss from change in tax receivable agreement liability	—	—	14,184	(1,941)
Net income attributable to non-controlling interests in consolidated entities	(49,080)	(116,276)	(259,189)	(186,854)
Unrealized performance fees	487,524	(279,750)	42,881	(1,570,249)
Unrealized profit sharing expense	(188,553)	98,141	2,700	687,133
Net interest expense	26,471	33,961	56,771	67,813
Unrealized principal investment income (loss)	(71,832)	(8,620)	10,296	(372,393)
Unrealized net (gains) losses from investment activities and other	(147,605)	(913,885)	(684,313)	(1,239,950)
Adjusted Segment Income	$367,858	$591,137	$1,082,487	$953,998

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
The following table presents the reconciliation of the Company’s total reportable segment assets to total assets:

	As of June 30, 2022	As of December 31, 2021
Total reportable segment assets	$10,155,550	$13,573,400
Adjustments(1)	1,844,501	16,928,494
Total assets	$12,000,051	$30,501,894

(1) Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.
17. SUBSEQUENT EVENTS
Dividends
On August 4, 2022, the Company declared a cash dividend of $0.398438 per share of Series A Preferred shares and Series B Preferred shares, which will be paid on September 15, 2022 to holders of record at the close of business on September 1, 2022.

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
General
Our Businesses
Founded in 1990, Apollo is a high-growth, global alternative asset manager. Apollo conducts its business primarily in the United States through the following two reportable segments: asset management and principal investing. These business segments are differentiated based on the investment services they provide as well as varying investing strategies. Apollo had a team of 2,432 employees, including 683 investment professionals, as of June 30, 2022.
Asset Management
Our asset management segment focuses on three investing strategies: yield, hybrid and equity. We have a flexible mandate in many of the funds we manage which enables the funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. As of June 30, 2022, we had total AUM of $514.8 billion.
Yield
Yield is our largest asset management strategy with $375.8 billion of AUM as of June 30, 2022. Our yield strategy focuses on generating excess returns through high-quality credit underwriting and origination. Beyond participation in the traditional issuance and secondary credit markets, through our origination platforms and corporate solutions capabilities we seek to originate attractive and safe-yielding assets for the funds we manage. Within our yield strategy, we target 4% to 10% returns for the funds we manage. Since inception, the total return yield fund has generated a 5% gross ROE and 4% net ROE annualized through June 30, 2022.
Hybrid
Our hybrid strategy, with $56.1 billion of AUM as of June 30, 2022, brings together our capabilities across debt and equity to seek to offer a differentiated risk-adjusted return with an emphasis on structured downside protected opportunities across asset classes. We target 8% to 15% returns within our hybrid strategy by pursuing investments in all market environments, deploying capital during both periods of dislocation and market strength, and focusing on different investing strategies and asset classes. Our flagship hybrid credit hedge fund has generated a 11% gross ROE and 7% net ROE annualized and our hybrid value funds have generated a 24% gross IRR and a 19% net IRR from inception through June 30, 2022.
Equity
Our equity strategy, with $82.9 billion of AUM as of June 30, 2022, emphasizes flexibility, complexity, and purchase price discipline to drive opportunistic-like returns for the funds we manage throughout market cycles. Apollo’s equity team has experience across sectors, industries, and geographies in both private equity and real estate equity. Our controlled equity transactions are principally buyouts, corporate carveouts and distressed investments, while our real estate funds generally transact in single asset, portfolio and platform acquisitions. Within our equity strategy, we target upwards of 15% returns in the funds we manage. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through June 30, 2022.

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
Business Environment
As a global alternative asset manager, we are affected by the condition of global financial markets and the economy. Price fluctuations within equity, credit, commodity, foreign exchange markets, as well as interest rates, which may be volatile and mixed across geographies, can significantly impact the performance of our business, including, but not limited to, valuation of investments including those of the funds we manage, and related income we may recognize.
Adverse economic conditions may result from domestic and global economic and political developments, including plateauing or decreasing economic growth and business activity, civil unrest, geopolitical tensions or military action, such as the armed conflict between Ukraine and Russia and corresponding sanctions imposed by the United States and other countries, and new or evolving legal and regulatory requirements on business investment, hiring, migration, labor supply and global supply chains.
In the U.S., the S&P 500 Index decreased by 16.4% during the second quarter of 2022, following a decrease of 4.9% during the first quarter of 2022. Global equity markets have also been impacted, with the MSCI All Country World ex USA Index decreasing 14.4% during the second quarter of 2022, following a decrease of 4.7% in the first quarter of 2022.

Conditions in the credit markets have a significant impact on our business. Credit markets are negative in 2022, with the BofAML HY Master II Index decreasing by 10.0% in the second quarter of 2022, while the S&P/LSTA Leveraged Loan Index decreased by 5.3%. The U.S. 10-year Treasury yield at the end of the quarter was 2.98%. In June 2022, the Federal Reserve raised the benchmark interest rate to a target range of 1.50% to 1.75% from a target range of 0% to 0.25% in 2021 and has indicated more rate hikes throughout 2022 in order to tame runaway inflation.
Foreign exchange rates can materially impact the valuations of our investments and those of the funds we manage that are denominated in currencies other than the U.S. dollar. The increasing yield disparity globally drove the strengthening of the U.S. dollar compared to the Euro and the British pound. Relative to the U.S. dollar, the Euro depreciated 5.3% during the second quarter of 2022, after depreciating 2.7% in the first quarter of 2022, while the British pound depreciated 7.3% in the second quarter, after depreciating 2.9% in the first quarter of 2022. The price of crude oil appreciated by 5.5% during the quarter, after appreciating by 33.3% in the first quarter of 2022, in large part due to constrained supply due to the ongoing conflict between Ukraine and Russia, and is expected to stay elevated throughout 2022.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP decreased at an annual rate of 0.9% in the second quarter of 2022, following a decrease of 1.4% in the first quarter of 2022. As of July 2022, the International Monetary Fund estimated that the U.S. economy will expand by 2.3% in 2022 and 1.0% in 2023. The U.S. Bureau of Labor Statistics reported that the U.S. unemployment rate remained unchanged at 3.6% as of June 30, 2022. In addition, the U.S. Bureau of Labor Statistics reported that the annual U.S. inflation rate increased to 9.1% as of June 30, 2022 from 8.5% as of March 31, 2022, and continues to be the highest rate since the 1980s.
We are actively monitoring the developments in Ukraine resulting from the Russia/Ukraine Conflict and the economic sanctions and restrictions imposed against Russia, Belarus, and certain Russian and Belarussian entities and individuals. Apollo has established a Russia/Ukraine Task Force (“Task Force”) consisting of Legal, Compliance, Operations, Risk, Finance and Treasury personnel to (i) identify and assess any exposure to designated persons or entities across Apollo’s business; (ii) ensure existing surveillance and controls are calibrated to the evolving sanctions; and (iii) ensure appropriate levels of communication across Apollo, and with other relevant market participants, as appropriate.
As of June 30, 2022, the funds we manage have no investments that would cause Apollo or any Apollo managed fund to be in violation of current international sanctions, and we believe the direct exposure of our funds’ investment portfolios to Russia and Ukraine is insignificant. Apollo and the funds we manage do not intend to make any new material investments in Russia, and have appropriate controls in place to ensure review of any new exposure.
Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its fund investors by focusing on opportunities that management believes are often overlooked by other investors. As such, Apollo’s global integrated investment platform across yield, hybrid and equity strategies had gross capital deployment of $40.1 billion and $86.0 billion during the three and six months ended June 30, 2022, respectively, driven by asset origination platforms, traditional sources such as commercial real estate, asset-backed securities (“ABS”), CLO debt, high grade alpha transactions, and deployment from traditional private equity funds.
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
In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities, such as continuing to grow the assets of our perpetual capital vehicles. As such, Apollo had $35.6 billion and $66.3 billion of capital inflows during the three and six months ended June 30, 2022, respectively. Apollo returned $6.8 billion and $11.3 billion of capital and realized gains to the investors in the funds it manages during the three and six months ended June 30, 2022, respectively.

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
As of June 30, 2022, approximately 48% of the value of the investments of the funds we manage on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 52% was determined primarily by comparable company and industry multiples or discounted cash flow models. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest” in the 2021 Annual Report for discussion regarding certain industry-specific risks that could affect the fair value of certain of the portfolio company investments of the funds we manage.
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

The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis and (ii) realized and unrealized performance fees:

	As of June 30,	Performance Fees for the Three Months Ended June 30, 2022			Performance Fees for the Six Months Ended June 30, 2022
	2022
	Performance Fees Receivable on an Unconsolidated Basis	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in thousands)
AIOF I and II	$13,979	$(1,252)	$562	$(690)	$(2,047)	$5,605	$3,558
ANRP I, II and III(1)(2)	26,269	(64,711)	1,818	(62,893)	(63,720)	1,831	(61,889)
EPF Funds	116,175	(21,017)	28,789	7,772	(20,523)	37,408	16,885
FCI Funds	147,754	15,553	—	15,553	8,468	—	8,468
Fund IX	1,169,760	(3,668)	17,228	13,560	401,515	71,246	472,761
Fund VIII	329,323	(323,788)	6,347	(317,441)	(396,898)	6,347	(390,551)
Fund VII(1)	55,360	(9,798)	10,980	1,182	(28,170)	34,524	6,354
Fund VI	16,021	(400)	276	(124)	(542)	303	(239)
Fund IV and V(1)	—	(103)	—	(103)	(326)	—	(326)
HVF I	82,666	(39,303)	42,241	2,938	(23,416)	56,829	33,413
Real Estate Equity(1)	58,712	(6,752)	10,791	4,039	17,836	13,649	31,485
Corporate Credit	1,802	(5,747)	5	(5,742)	(4,576)	4,391	(185)
Structured Finance and ABS	64,478	(14,579)	5,133	(9,446)	(11,383)	10,280	(1,103)
Direct Origination	129,352	12,472	6,517	18,989	21,989	15,674	37,663
Other(1)(3)	387,716	(25,392)	31,826	6,434	56,077	45,841	101,918
Total	$2,599,367	$(488,485)	$162,513	$(325,972)	$(45,716)	$303,928	$258,212
Total, net of profit sharing payable(4)/expense	1,236,855	(298,749)	21,386	(277,363)	(45,826)	17,867	(27,959)
(1)As of June 30, 2022, certain funds had $81.4 million in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations was $1.3 billion, as of June 30, 2022.
(2)As of June 30, 2022, the remaining investments and escrow cash of ANRP II was valued at 94% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of June 30, 2022, ANRP II had $64.6 million of gross performance fees, or $43.5 million net of profit sharing, in escrow. With respect to ANRP II, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreements. Performance fees receivable as of June 30, 2022 and realized performance fees for the three and six months ended June 30, 2022 include interest earned on escrow balances that is not subject to contingent repayment.
(3)Other includes certain SIAs.
(4)There was a corresponding profit sharing payable of $1.4 billion as of June 30, 2022, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $104.2 million.
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

The following table summarizes our performance fees since inception for our combined segments through June 30, 2022:

	Performance Fees Since Inception(1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized(2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation(3)	Maximum Performance Fees Subject to Potential Reversal(4)
	(in millions)
AIOF I and II	$14.0	$37.1	$51.1	$—	$36.0
ANRP I, II and III	26.3	158.3	184.6	12.0	50.4
EPF Funds	116.2	467.9	584.1	26.5	331.1
FCI Funds	147.8	24.2	172.0	—	147.8
Fund IX	1,169.8	460.4	1,630.2	—	1,427.2
Fund VIII	329.3	1,645.2	1,974.5	—	1,381.1
Fund VII	55.4	3,209.8	3,265.2	—	26.6
Fund VI	16.0	1,663.9	1,679.9	—	0.3
Fund IV and V	—	2,053.1	2,053.1	32.0	0.4
HVF I	82.7	141.9	224.6	—	149.5
Real Estate Equity	58.7	70.9	129.6	—	72.0
Corporate Credit	1.8	926.0	927.8	—	1.8
Structured Finance and ABS	64.5	52.1	116.6	—	54.1
Direct Origination	129.4	65.9	195.3	—	120.0
Other(5)	387.5	1,630.6	2,018.1	10.9	543.5
Total	$2,599.4	$12,607.3	$15,206.7	$81.4	$4,341.8
(1)Certain funds are denominated in Euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.05 as of June 30, 2022. Certain funds are denominated in pound sterling and historical figures are translated into U.S. dollars at an exchange rate of £1.00 to $1.22 as of June 30, 2022.
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
(3)Amounts were computed based on the fair value of fund investments on June 30, 2022. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at June 30, 2022. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.
(4)Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on June 30, 2022. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in non-controlling interests in the condensed consolidated financial statements. As of June 30, 2022, the non-controlling interests relates to the 42.6% ownership interest in the Apollo Operating Group held directly by AGM. As of June 30, 2021, non-controlling interests include the 39.8% ownership interest in the Apollo Operating Group held by the Former Managing Partners and Contributing Partners through their limited partner interests in Holdings. Additionally, as of June 30, 2021, Athene held a 6.7% non-controlling interest in the Apollo Operating Group. Non-controlling interests also include limited partner interests in certain consolidated funds and VIEs.
Results of Operations
Below is a discussion of our condensed consolidated results of operations for the three and six months ended June 30, 2022 and 2021. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Three Months Ended June 30,		Total Change	Percentage Change	For the Six Months Ended June 30,		Total Change	Percentage Change
	2022	2021			2022	2021
	(in thousands)				(in thousands)
Revenues:
Management fees	$560,010	$470,092	$89,918	19.1%	$1,082,946	$927,277	$155,669	16.8%
Advisory and transaction fees, net	110,492	86,351	24,141	28.0	176,278	142,699	33,579	23.5
Investment income (loss)	(192,178)	811,564	(1,003,742)	NM	510,137	2,588,877	(2,078,740)	(80.3)
Incentive fees	1,953	14,318	(12,365)	(86.4)	7,803	18,172	(10,369)	(57.1)
Total Revenues	480,277	1,382,325	(902,048)	(65.3)	1,777,164	3,677,025	(1,899,861)	(51.7)
Expenses:
Compensation and benefits:
Salary, bonus and benefits	234,013	181,299	52,714	29.1	452,267	355,929	96,338	27.1
Equity-based compensation	112,470	52,998	59,472	112.2	268,758	109,446	159,312	145.6
Profit sharing expense	(37,578)	361,247	(398,825)	NM	321,984	1,016,727	(694,743)	(68.3)
Total compensation and benefits	308,904	595,544	(286,640)	(48.1)	1,043,009	1,482,102	(439,093)	(29.6)
Interest expense	31,432	34,814	(3,382)	(9.7)	64,425	69,613	(5,188)	(7.5)
General, administrative and other	150,721	116,429	34,292	29.5	291,084	216,816	74,268	34.3
Total Expenses	491,057	746,787	(255,730)	(34.2)	1,398,518	1,768,531	(370,013)	(20.9)
Other Income:
Net gains from investment activities	146,054	913,394	(767,340)	(84.0)	917,316	1,266,545	(349,229)	(27.6)
Net gains from investment activities of consolidated variable interest entities	36,617	145,403	(108,786)	(74.8)	316,072	257,997	58,075	22.5
Interest income	5,786	645	5,141	NM	8,622	1,443	7,179	497.5
Other income (loss), net	12,170	4,531	7,639	168.6	(13,013)	(13,219)	206	(1.6)
Total Other Income	200,627	1,063,973	(863,346)	(81.1)	1,228,997	1,512,766	(283,769)	(18.8)
Income before income tax provision	189,847	1,699,511	(1,509,664)	(88.8)	1,607,643	3,421,260	(1,813,617)	(53.0)
Income tax provision	(7,627)	(194,051)	186,424	(96.1)	(141,801)	(397,297)	255,496	(64.3)
Net Income	182,220	1,505,460	(1,323,240)	(87.9)	1,465,842	3,023,963	(1,558,121)	(51.5)
Net income attributable to non-controlling interests	(114,099)	(847,733)	733,634	(86.5)	(800,753)	(1,687,346)	886,593	(52.5)
Net Income Attributable to Apollo Asset Management, Inc.	68,121	657,727	(589,606)	(89.6)	665,089	1,336,617	(671,528)	(50.2)
Series A Preferred share dividends	(4,383)	(4,383)	—	—	(8,766)	(8,766)	—	—
Series B Preferred share dividends	(4,782)	(4,781)	(1)	—	(9,563)	(9,562)	(1)	—
Net Income Attributable to Apollo Asset Management, Inc. Common Stockholders	$58,956	$648,563	$(589,607)	(90.9)%	$646,760	$1,318,289	$(671,529)	(50.9)%
Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
In this section, references to 2022 refer to the three months ended June 30, 2022 and references to 2021 refer to the three months ended June 30, 2021.
Revenues
Revenues were $480.3 million in 2022, a decrease of $902.0 million from $1.4 billion in 2021, primarily driven by lower investment income (loss). Investment income (loss) decreased $1.0 billion in 2022 to a loss of $192.2 million compared to a gain of $811.6 million in 2021. The investment loss for 2022 was primarily attributable to decreases in performance allocations from Fund VIII, Fund IX, ANRP II and Fund VII of $452.3 million, $281.2 million, $119.5 million and $98.0 million, respectively, as a result of equity market volatility in 2022.
See below for details on the respective fund’s performance allocations.
The decrease in performance allocations from Fund VIII was primarily driven by depreciation in the value of the fund’s investments in public portfolio companies primarily in the consumer services, leisure and media, telecom and technology sectors, as well as depreciation in private portfolio companies primarily in the telecom and technology sectors during 2022.
The decrease in performance allocations from Fund IX was primarily driven by depreciation in the value of the fund’s investments in public portfolio companies primarily in the media, telecom and technology sector as well as lower appreciation in private portfolio companies primarily in the media, telecom and technology, leisure, and manufacturing and industrial sectors during 2022.
The decrease in performance allocations from ANRP II was primarily driven by depreciation in the value of the fund’s private investments in the natural resources sector during 2022.
The decrease in performance allocations from Fund VII was primarily driven by lower appreciation in the value of the fund’s investments in private portfolio companies in the consumer services sector during 2022.
The decrease in revenues was offset, in part, by an increase in management fees of $89.9 million to $560.0 million in 2022 from $470.1 million in 2021. The increase in management fees was primarily attributable to increases in management fees earned from Athene and MidCap of $37.2 million and $11.7 million, respectively, as a result of higher Fee-Generating AUM in 2022, and $16.3 million from the acquisition of Griffin Capital’s U.S. asset management business in 2022.
Expenses
Expenses were $491.1 million in 2022, a decrease of $255.7 million from $746.8 million in 2021 due to a decrease in profit sharing expense of $398.8 million resulting from lower investment income during 2022. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. This decrease was partially offset by increases in equity-based compensation of $59.5 million and an increase in salary, bonus and benefits of $52.7 million due to accelerated headcount growth in 2022. In addition, equity-based compensation increased as a result of: i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and ii) the impact of one-time grants awarded to the Co-Presidents which vest on a cliff basis subject to continued employment over five years and the Company’s achievement of FRE and SRE per share metrics.
General, administrative and other expenses were $150.7 million in 2022, an increase of $34.3 million from $116.4 million in 2021. The increase in 2022 is driven by increases in depreciation, primarily associated with the Company’s commitment asset, travel and entertainment expenses, professional fees and the absorption of occupancy expense to support the Company’s increased headcount, as well as the acquisition of Griffin Capital’s U.S. asset management business, partially offset by decreases in recruitment fees.
Other Income
Other Income was $201 million in 2022, a decrease of $863 million from $1.1 billion in 2021. Other Income in 2022 was primarily attributable to a gain from one of the Company’s balance sheet investments and income earned as a result of APSG I’s deconsolidation event, partially offset by foreign currency losses. Other Income in 2021 was primarily due to net gains from investment activities from the Company’s investment in Athene Holding during 2021. Following the Mergers, AAM no longer holds an interest in AHL. Refer to note 14 for further details regarding APSG I’s deconsolidation event in 2022 and the Mergers.
Income Tax Provision
The Company’s income tax provision totaled $7.6 million and $194.1 million in 2022 and 2021, respectively. The change to the provision was primarily related to the decrease in pre-tax income. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 4.0% and 11.4% for 2022 and 2021, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) income passed through to non-controlling interests, (ii) foreign, state and local income taxes, including New York City unincorporated business taxes (“NYC UBT”), and (iii) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m) (see note 10 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
In this section, references to 2022 refer to the six months ended June 30, 2022 and references to 2021 refer to the six months ended June 30, 2021.
Revenues
Revenues were $1.8 billion in 2022, a decrease of $1.9 billion from $3.7 billion in 2021 primarily driven by lower investment income. Investment income (loss) decreased $2.1 billion in 2022 to $510.1 million compared to $2.6 billion in 2021. The decrease in investment income for 2022 was primarily attributable to decreases in performance allocations from Fund VIII, Fund IX and ANRP II of $1.1 billion, $214.0 million and $203.1 million, respectively, as a result of the equity market volatility in 2022.
See below for details on the respective fund’s performance allocations.
The decrease in performance allocations from Fund VIII was primarily driven by the depreciation in the value of the fund’s investments in public portfolio companies primarily in the consumer services, leisure, and media, telecom and technology sectors, as well as depreciation in private portfolio companies primarily in the telecom and technology and consumer services sectors during 2022.
The decrease in performance allocations from Fund IX was primarily driven by the depreciation in the value of the fund’s investments in public and private portfolio companies in the media, telecom and technology sector during 2022.
The decrease in performance allocations from ANRP II was primarily driven by the depreciation in the value of the fund’s private investments in the natural resources sector during 2022.
The decrease in revenues was offset, in part, by an increase in management fees of $155.7 million to $1.1 billion in 2022 from $927.3 million in 2021. The increase in management fees was primarily attributable to an increase in management fees earned from Athene and MidCap of $85.7 million and $10.7 million, respectively, as a result of higher Fee-Generating AUM in 2022 and $16.3 million from the acquisition of Griffin Capital’s U.S. asset management business in 2022.
Expenses
Expenses were $1.4 billion in 2022, a decrease of $370.0 million from $1.8 billion in 2021 primarily due to a decrease in profit sharing expense of $694.7 million resulting from lower investment income during 2022. This decrease was partially offset by an increase in equity-based compensation of $159.3 million and an increase in salary, bonus and benefits of $96.3 million due to accelerated headcount growth in 2022, including for certain senior level roles, as the Company strategically invests in talent that will seek to capture its next leg of growth. In addition, equity-based compensation increased as a result of: i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and ii) the impact of one-time grants awarded to the Co-Presidents which vest on a cliff basis subject to continued employment over five years and the Company’s achievement of FRE and SRE per share metrics.
General, administrative and other expenses were $291.1 million in 2022, an increase of $74.3 million from $216.8 million in 2021. The increase in 2022 is driven by increases in depreciation, primarily associated with the Company’s commitment asset, travel and entertainment expenses, professional fees and the absorption of occupancy expense to support the Company’s increased headcount, as well as the acquisition of Griffin Capital’s U.S. asset management business, partially offset by decreases in recruitment fees.

Other Income
Other Income was $1.2 billion in 2022, a decrease of $283.8 million from $1.5 billion in 2021. Other Income in 2022 was primarily attributable to net gains from investment activities as a result of realized investment income from dividend income earned on one of our balance sheet investments and income earned as a result of APSG I’s deconsolidation event in 2022. Other Income in 2021 was primarily due to net gains from investment activities from the Company’s investment in Athene Holding during 2021. Following the Mergers, AAM no longer holds an interest in AHL. Refer to note 14 for further details regarding APSG I’s deconsolidation event in 2022 and the Mergers.
Income Tax Provision
The Company’s income tax provision totaled $141.8 million and $397.3 million in 2022 and 2021, respectively. The change to the provision was primarily related to the decrease in pre-tax income. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 8.8% and 11.6% for 2022 and 2021, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) income passed through to non-controlling interests, (ii) foreign, state and local income taxes, including New York City unincorporated business taxes (“NYC UBT”), and (iii) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m) (see note 10 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
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

Asset Management
The following table presents Fee Related Earnings, the performance measure of our asset management segment.

	Three Months ended June 30,		Total Change	Percentage Change	Six Months ended June 30,		Total Change	Percentage Change
	2022	2021			2022	2021
	(in thousands)				(in thousands)
Asset Management:
Management fees - Yield	$342,215	$291,769	$50,446	17.3%	$675,520	$572,845	$102,675	17.9%
Management fees - Hybrid	52,666	41,579	11,087	26.7	101,012	80,756	20,256	25.1
Management fees - Equity	126,991	135,485	(8,494)	(6.3)	250,741	269,116	(18,375)	(6.8)
Management fees	521,872	468,833	53,039	11.3	1,027,273	922,717	104,556	11.3
Advisory and transaction fees, net	103,136	83,235	19,901	23.9	167,249	138,730	28,519	20.6
Fee-related performance fees	11,651	8,075	3,576	44.3	25,877	16,846	9,031	53.6
Fee-related compensation	(187,224)	(161,579)	(25,645)	15.9	(362,596)	(315,974)	(46,622)	14.8
Other operating expenses	(108,327)	(79,651)	(28,676)	36.0	(206,711)	(141,715)	(64,996)	45.9
Fee Related Earnings (FRE)	$341,108	$318,913	$22,195	7.0	$651,092	$620,604	$30,488	4.9

	Three Months ended June 30,		Total Change	Percentage Change	Six Months ended June 30,		Total Change	Percentage Change
	2021	2020			2021	2020
	(in thousands)				(in thousands)
Asset Management:
Management fees - Yield	$291,769	$227,669	$64,100	28.2%	$572,845	$442,119	$130,726	29.6%
Management fees - Hybrid	41,579	34,839	6,740	19.3	80,756	64,909	15,847	24.4
Management fees - Equity	135,485	139,314	(3,829)	(2.7)	269,116	277,162	(8,046)	(2.9)
Management fees	468,833	401,822	67,011	16.7	922,717	784,190	138,527	17.7
Advisory and transaction fees, net	83,235	61,749	21,486	34.8	138,730	98,481	40,249	40.9
Fee-related performance fees	8,075	3,440	4,635	134.7	16,846	5,844	11,002	188.3
Fee-related compensation	(161,579)	(127,966)	(33,613)	26.3	(315,974)	(246,422)	(69,552)	28.2
Other operating expenses	(79,651)	(64,440)	(15,211)	23.6	(141,715)	(126,585)	(15,130)	12.0
Fee Related Earnings (FRE)	$318,913	$274,605	$44,308	16.1	$620,604	$515,508	$105,096	20.4

In this section, references to 2022 refer to the three months ended June 30, 2022, references to 2021 refer to the three months ended June 30, 2021 and references to 2020 refer to the three months ended June 30, 2020.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

FRE was $341.1 million in 2022, an increase of $22.2 million compared to $318.9 million in 2021. This increase was primarily attributable to continued growth in management fees and record quarterly advisory and transaction fees. The increase in management fees was primarily attributable to an increase in management fees earned from Athene of $37.2 million, as a result of higher Fee-Generating AUM in 2022, and $16.3 million from the acquisition of Griffin Capital’s U.S. asset management business in 2022. The growth in revenues was offset, in part, by higher fee-related compensation expenses and other operating expenses due to the re-basing of cost structure from a higher headcount base to support the Company’s next phase of growth as well as higher travel and entertainment costs, occupancy expenses, and professional fees in 2022.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

FRE was $318.9 million in 2021, an increase of $44.3 million compared to $274.6 million in 2020. This increase was primarily attributable to the growth in management fees and advisory and transaction fees. The increase in management fees was driven by our yield funds, primarily from Athene and Athora. The increase in advisory and transaction fees was primarily driven by structuring fees earned from a company in the consumer and retail industry. The growth in revenues was offset, in part, by higher fee-related compensation expenses due to an increase in headcount as we continued to expand our global team in 2021.

In this section, references to 2022 refer to the six months ended June 30, 2022, references to 2021 refer to the six months ended June 30, 2021 and references to 2020 refer to the six months ended June 30, 2020.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

FRE was $651.1 million in 2022, an increase of $30.5 million compared to $620.6 million in 2021. This increase was primarily attributable to the continued growth in management fees and advisory and transaction fees. The increase in management fees was primarily attributable to an increase in management fees earned from Athene of $85.7 million, as a result of higher Fee-Generating AUM in 2022, and $16.3 million from the acquisition of Griffin Capital’s U.S. asset management business in 2022. The growth in revenues was offset, in part, by higher fee-related compensation expenses and other operating expenses due to a higher headcount base to support the Company’s next phase of growth as well as higher travel and entertainment costs, occupancy expenses, and professional fees in 2022.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

FRE was $620.6 million in 2021, an increase of $105.1 million compared to $515.5 million in 2020. This increase was primarily attributable to the growth in management fees and advisory and transaction fees. The increase in management fees was primarily driven by yield funds, primarily from Athene. The increase in advisory and transaction fees were primarily driven by fees earned related to portfolio companies in the consumer and retail industries during 2021.The growth in revenues was offset, in part, by higher fee-related compensation expense due to an increase in headcount as we continued to expand our global team in 2021.
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
Assets Under Management
The following presents Apollo’s Total AUM and Fee-Generating AUM by investing strategy (in billions):

The following presents Apollo’s AUM with Future Management Fee Potential by investing strategy (in billions):
The following tables present the components of Performance Fee-Eligible AUM for each of Apollo’s three investing strategies within the asset management segment:

	As of June 30, 2022
	Yield(1)	Hybrid	Equity	Total
	(in millions)
Performance Fee-Generating AUM (1)	$36,855	$12,777	$39,922	$89,554
AUM Not Currently Generating Performance Fees	11,493	12,798	3,856	28,147
Uninvested Performance Fee-Eligible AUM	4,163	16,509	17,861	38,533
Total Performance Fee-Eligible AUM	$52,511	$42,084	$61,639	$156,234

	As of June 30, 2021
	Yield(1)	Hybrid	Equity	Total
	(in millions)
Performance Fee-Generating AUM (1)	$33,479	$15,637	$38,309	87,425
AUM Not Currently Generating Performance Fees	4,974	4,842	2,846	12,662
Uninvested Performance Fee-Eligible AUM	2,535	15,791	23,913	42,239
Total Performance Fee-Eligible AUM	$40,988	$36,270	$65,068	142,326

	As of December 31, 2021
	Yield(1)	Hybrid	Equity	Total
	(in millions)
Performance Fee-Generating AUM (1)	$37,756	$17,663	$37,447	$92,866
AUM Not Currently Generating Performance Fees	2,355	4,971	3,614	10,940
Uninvested Performance Fee-Eligible AUM	2,644	16,478	21,075	40,197
Total Performance Fee-Eligible AUM	$42,755	$39,112	$62,136	$144,003

(1) Performance Fee-Generating AUM of $3.1 billion, $4.7 billion and $5.2 billion as of June 30, 2022, June 30, 2021 and December 31, 2021, respectively, are above the hurdle rates or preferred returns and have been deferred to future periods when the fees are probable to not be significantly reversed.

The components of Fee-Generating AUM by investing strategy are presented below:

	As of June 30, 2022
	Yield	Hybrid	Equity		Total
	(in millions)
Fee-Generating AUM based on capital commitments	$—	$3,580	$27,552		$31,132
Fee-Generating AUM based on invested capital	2,431	7,722	13,059		23,212
Fee-Generating AUM based on gross/adjusted assets	272,211	5,035	618		277,864
Fee-Generating AUM based on NAV	39,420	8,786	380		48,586
Total Fee-Generating AUM	$314,062	$25,123	$41,609	(1)	$380,794

(1) The weighted average remaining life of the traditional private equity funds as of June 30, 2022 was 59 months.

	As of June 30, 2021
	Yield	Hybrid	Equity		Total
	(in millions)
Fee-Generating AUM based on capital commitments	$100	$2,386	$30,966		$33,452
Fee-Generating AUM based on invested capital	1,900	5,833	11,202		18,935
Fee-Generating AUM based on gross/adjusted assets	261,235	3,335	215		264,785
Fee-Generating AUM based on NAV	28,445	7,574	369		36,388
Total Fee-Generating AUM	$291,680	$19,128	$42,752	(1)	$353,560

(1) The weighted average remaining life of the traditional private equity funds at June 30, 2021 was 69 months.

	As of December 31, 2021
	Yield	Hybrid	Equity		Total
	(in millions)
Fee-Generating AUM based on capital commitments	$—	$3,580	$27,277		$30,857
Fee-Generating AUM based on invested capital	2,321	6,826	12,075		21,222
Fee-Generating AUM based on gross/adjusted assets	273,695	4,293	406		278,394
Fee-Generating AUM based on NAV	31,290	7,146	192		38,628
Total Fee-Generating AUM	$307,306	$21,845	$39,950	(1)	$369,101

(1) The weighted average remaining life of the traditional private equity funds as of December 31, 2021 was 64 months.
Apollo, through its consolidated subsidiary, ISG, provides asset management services to Athene with respect to assets in the Athene Accounts, including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions, asset diligence, hedging and other asset management services and receives management fees for providing these services. Apollo, through ISG, also provides sub-allocation services with respect to a portion of the assets in the Athene Accounts. See note 14 to the condensed consolidated financial statements for more details regarding the fee rates of the investment management and sub-allocation fee arrangements with respect to the assets in the Athene Accounts. Apollo managed or advised $225.4 billion, $212.6 billion, and $193.9 billion of AUM on behalf of Athene as of June 30, 2022, December 31, 2021 and June 30, 2021, respectively.
Apollo, through ISGI, provides investment advisory services with respect to certain assets in certain portfolio companies of Apollo funds and sub-advises the Athora Accounts and broadly refers to “Athora Sub-Advised” assets as those assets in the Athora Accounts which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages. The Company refers to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub Advised” AUM. See note 14 to the condensed consolidated financial statements for more details regarding the fee arrangements with respect to the assets in the Athora Accounts. Apollo managed or advised $44.1 billion, $59.0 billion, and $61.2 billion of AUM on behalf of Athora as of June 30, 2022, December 31, 2021 and June 30, 2021, respectively.

The following tables summarize changes in total AUM for each of Apollo’s three investing strategies:

	For the Three Months Ended June 30,
	2022				2021
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$372,696	$53,740	$86,407	$512,843	$328,783	$45,442	$86,913	$461,138
Inflows	27,262	4,163	4,205	35,630	11,695	2,211	2,189	16,095
Outflows(2)	(11,045)	(291)	(3)	(11,339)	(6,618)	(73)	(1,254)	(7,945)
Net Flows	16,217	3,872	4,202	24,291	5,077	2,138	935	8,150
Realizations	(1,000)	(1,061)	(4,754)	(6,815)	(1,199)	(1,214)	(6,619)	(9,032)
Market Activity(3)	(12,160)	(431)	(2,966)	(15,557)	6,068	675	4,776	11,519
End of Period	$375,753	$56,120	$82,889	$514,762	$338,729	$47,041	$86,005	$471,775

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

(2) Outflows for Total AUM include redemptions of $0.8 billion and $0.5 billion during the three months ended June 30, 2022 and 2021, respectively.
(3) Includes foreign exchange impacts of $(4.7) billion and $0.8 billion during the three months ended June 30, 2022 and 2021, respectively.

	For the Six Months Ended June 30,
	2022				2021
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$360,289	$52,772	$84,491	$497,552	$332,880	$42,317	$80,289	$455,486
Inflows	54,121	6,601	5,564	66,286	23,323	5,017	3,078	31,418
Outflows(2)	(20,592)	(744)	(3)	(21,339)	(14,263)	(269)	(1,312)	(15,844)
Net Flows	33,529	5,857	5,561	44,947	9,060	4,748	1,766	15,574
Realizations	(1,626)	(2,700)	(7,000)	(11,326)	(1,676)	(2,150)	(8,917)	(12,743)
Market Activity(3)	(16,439)	191	(163)	(16,411)	(1,535)	2,126	12,867	13,458
End of Period	$375,753	$56,120	$82,889	$514,762	$338,729	$47,041	$86,005	$471,775

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

(2) Outflows for Total AUM include redemptions of $1.4 billion and $1.3 billion during the six months ended June 30, 2022 and 2021, respectively.
(3) Includes foreign exchange impacts of $(7.2) billion and $(2.5) billion during the six months ended June 30, 2022 and 2021, respectively.

The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three investing strategies:

	For the Three Months Ended June 30,
	2022				2021
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$311,318	$23,501	$40,900	$375,719	$281,465	$18,376	$45,405	$345,246
Inflows	21,900	2,649	1,402	25,951	12,108	1,322	392	13,822
Outflows(2)	(8,411)	(457)	(413)	(9,281)	(7,102)	(591)	(913)	(8,606)
Net Flows	13,489	2,192	989	16,670	5,006	731	(521)	5,216
Realizations	(367)	(309)	(157)	(833)	(649)	(277)	(2,118)	(3,044)
Market Activity(3)	(10,378)	(261)	(123)	(10,762)	5,858	298	(14)	6,142
End of Period	$314,062	$25,123	$41,609	$380,794	$291,680	$19,128	$42,752	$353,560

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

(2) Outflows for Fee-Generating AUM include redemptions of $0.5 billion and $0.5 billion during the three months ended June 30, 2022 and 2021, respectively.
(3) )Includes foreign exchange impacts of $(3.8) billion and $0.7 billion, during the three months ended June 30, 2022 and 2021, respectively.

	For the Six Months Ended June 30,
	2022				2021
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$307,306	$21,845	$39,950	$369,101	$285,830	$17,622	$45,222	$348,674
Inflows	38,352	5,160	2,710	46,222	21,443	3,023	830	25,296
Outflows(2)	(17,183)	(757)	(482)	(18,422)	(13,436)	(1,569)	(996)	(16,001)
Net Flows	21,169	4,403	2,228	27,800	8,007	1,454	(166)	9,295
Realizations	(676)	(891)	(420)	(1,987)	(958)	(636)	(2,267)	(3,861)
Market Activity(3)	(13,737)	(234)	(149)	(14,120)	(1,199)	688	(37)	(548)
End of Period	$314,062	$25,123	$41,609	$380,794	$291,680	$19,128	$42,752	$353,560

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

(2) Outflows for Fee-Generating AUM include redemptions of $0.9 billion and $1.2 billion during the six months ended June 30, 2022 and 2021, respectively.
(3) )Includes foreign exchange impacts of $(5.7) billion and $(2.1) billion, during the six months ended June 30, 2022 and 2021, respectively.
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

The following presents gross capital deployment and uncalled commitments (in billions):
As of June 30, 2022 and December 31, 2021, Apollo had $50.4 billion and $47.2 billion of dry powder, respectively, which represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses, and commitments from perpetual capital vehicles.
Principal Investing
The following table presents Principal Investing Income, the performance measure of our principal investing segment.

	Three Months ended June 30,		Total Change	Percentage Change	Six Months ended June 30,		Total Change	Percentage Change
	2022	2021			2022	2021
	(in thousands)				(in thousands)
Principal Investing:
Realized performance fees	$150,862	$468,756	$(317,894)	(67.8)%	$278,051	$575,510	$(297,459)	(51.7)%
Realized investment income	36,958	72,370	(35,412)	(48.9)	476,366	102,385	373,981	365.3
Principal investing compensation	(154,998)	(254,141)	99,143	(39.0)	(310,986)	(322,366)	11,380	(3.5)
Other operating expenses	(6,072)	(14,761)	8,689	(58.9)	(12,036)	(22,135)	10,099	(45.6)
Principal Investing Income (PII)	$26,750	$272,224	$(245,474)	(90.2)	$431,395	$333,394	$98,001	29.4

	Three Months ended June 30,		Total Change	Percentage Change	Six Months ended June 30,		Total Change	Percentage Change
	2021	2020			2021	2020
	(in thousands)				(in thousands)
Principal Investing:
Realized performance fees	$468,756	$10,837	$457,919	NM	$575,510	$76,583	$498,927	NM
Realized investment income	72,370	7,109	65,261	NM	102,385	17,039	85,346	NM
Principal investing compensation	(254,141)	(19,690)	(234,451)	NM	(322,366)	(93,541)	(228,825)	244.6
Other operating expenses	(14,761)	(9,372)	(5,389)	57.5	(22,135)	(32,493)	10,358	(31.9)
Principal Investing Income (PII)	$272,224	$(11,116)	$283,340	NM	$333,394	$(32,412)	$365,806	NM

As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General”, earnings from our principal investing segment are inherently more volatile in nature than earnings from our asset management segment due to the intrinsic cyclical nature of performance fees, one of the key drivers of PII performance.
In this section, references to 2022 refer to the three months ended June 30, 2022, references to 2021 refer to the three months ended June 30, 2021 and references to 2020 refer to the three months ended June 30, 2020.
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
PII was $26.8 million in 2022, a decrease of $245.5 million, as compared to $272.2 million in 2021. This decrease was primarily attributable to a decrease in realized performance fees earned from Fund VIII of $333.8 million in 2022. The decrease in realized performance fees from Fund VIII was due to the depreciation in the value of the fund’s investments in public and private portfolio companies across industries, which delayed monetization activity in 2022 compared to 2021.
Principal investing compensation expense decreased as a result of a corresponding decrease in realized performance fees. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. Additionally, included in principal investing compensation are expenses related to the Incentive Pool, a compensation program through which certain employees are allocated discretionary compensation based on realized performance fees in a given year. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
PII was $272.2 million in 2021, an increase of $283.3 million, as compared to $(11.1) million in 2020. This increase was primarily attributable to increases in realized performance fees and realized investment income offset, partially, by an increase in principal investing compensation expenses. Realized performance fees increased to $468.8 million in 2021 from $10.8 million in 2020 driven by an increase in realized performance fees generated from Fund VIII of $340.5 million as well as income from the sale of a mortgage business of $75.0 million in 2021. In 2020, the COVID-19 pandemic and the actions taken in response caused severe disruption to the global economy and financial markets. In line with public equity and credit indices, the Company experienced significant unrealized mark-to-market losses in underlying funds which significantly delayed monetization activity. The increase in realized investment income was primarily attributable to an increase in realizations from Apollo’s equity ownership in Fund VIII in 2021. Principal investing compensation expense increased as a result of a corresponding increase in realized performance fees as described above.
In this section, references to 2022 refer to the six months ended June 30, 2022, references to 2021 refer to the six months ended June 30, 2021 and references to 2020 refer to the six months ended June 30, 2020.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
PII was $431.4 million in 2022, an increase of $98.0 million, as compared to $333.4 million in 2021. This increase was primarily attributable to an increase in realized investment income and partially offset by a decrease in realized performance fees. The increase in realized investment income was due to dividends earned from one of our balance sheet investments and also includes realized gains on certain of Apollo’s general partner fund co-investments transferred to Athene in the first quarter of 2022 that were subsequently transferred to a fund managed by Apollo and including third-party capital in the second quarter of 2022. This increase was offset, in part, by a decrease in realized performance fees of 51.7% to $278.1 million in 2022 from $575.5 million in 2021 primarily driven by depreciation in the value of Fund VIII’s investments in public and private portfolio companies across industries which delayed monetization activity compared to 2021.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
PII was $333.4 million in 2021, an increase of $365.8 million, as compared to $(32.4) million in 2020. This increase was primarily attributable to increases in realized performance fees, partially offset by an increase in principal investing compensation expenses. Realized performance fees increased to $575.5 million in 2021 from $76.6 million in 2020 driven by an increase in performance fees generated from Fund VIII of $395.0 million as well as fees generated from the sale of a mortgage business of $75.0 million. In 2020, the COVID-19 pandemic and the actions taken in response caused severe disruption to the global economy and financial markets. In line with public equity and credit indices, the Company experienced significant unrealized mark-to-market losses in underlying funds which significantly delayed monetization activity. Principal investing compensation expense increased as a result of a corresponding increase in realized performance fees as described above.

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
As of June 30, 2022, the Company had $1.5 billion of unrestricted cash and cash equivalents and $474 million of U.S. Treasury Securities as well as $750 million of available funds from the AMH credit facility.
Primary Sources and Uses of Cash
Over the next 12 months, we expect the Company’s primary liquidity needs will be to:
•pay the Company’s operating expenses, including, compensation, general, administrative and other expense;
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

Cash Flow Analysis
The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s condensed consolidated statements of cash flows:

	For the Six Months Ended June 30,
	2022	2021
	(in thousands)
Operating Activities	$(1,372,280)	$1,093,164
Investing Activities	557,123	771,836
Financing Activities	981,739	(176,181)
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	$166,582	$1,688,819
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

	For the Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by the Company’s operating activities	$864,262	$1,121,970
Net cash used in the Consolidated Funds and VIEs operating activities	(2,236,542)	(28,806)
Net cash provided by (used in) operating activities	$(1,372,280)	1,093,164
Net cash used in the Company’s investing activities	$(262,157)	(60,183)
Net cash provided by the Consolidated Funds and VIEs investing activities	819,280	832,019
Net cash provided by investing activities	$557,123	771,836
Net cash provided by (used in) the Company’s financing activities	$11,669	(793,631)
Net cash provided by the Consolidated Funds and VIEs financing activities	970,070	617,450
Net cash provided by (used in) financing activities	$981,739	$(176,181)
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
•During the six months ended June 30, 2022, cash used in operating activities reflects operating activities of our consolidated funds and VIEs, which primarily includes cash outflows for purchases of investments. Cash provided by the Company’s operating activities includes cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, offset by cash outflows for compensation, general, administrative, and other expenses.
•During the six months ended June 30, 2021 cash provided by operating activities primarily includes cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, offset by cash outflows for compensation, general, administrative, and other expenses. Net cash provided by operating activities also reflects the operating activity of our consolidated funds and VIEs, which primarily include cash inflows from consolidated funds and from sales of investments, offset by cash outflows for purchases of investments.

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
•During the six months ended June 30, 2022, cash provided by investing activities primarily reflects net proceeds from the sale of U.S. Treasury securities of a SPAC, offset by purchases of investments.
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
•During the six months ended June 30, 2022, net cash provided by financing activities reflects the financing activity of our consolidated funds and VIEs, which primarily includes cash inflows from the issuance of debt and the net proceeds from related party loans.
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
Future Debt Obligations
The Company had long-term debt of $2.8 billion at June 30, 2022, which includes notes with maturities in 2024, 2026, 2029, 2030, 2048 and 2050. See note 11 to the condensed consolidated financial statements for further information regarding the Company’s debt arrangements.
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
On August 4, 2022, the Company declared a cash dividend of $0.398438 per Series A Preferred share and Series B Preferred share which will be paid on September 15, 2022 to holders of record at the close of business on September 1, 2022.
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
AOG Unit Payment
On December 31, 2021, holders of AOG Units (other than Athene and the Company) sold and transferred a portion of such AOG Units to APO Corp., a consolidated subsidiary of the Company, in exchange for an amount equal to $3.66 multiplied by the total number of AOG Units held by such holders immediately prior to such transaction (such payment, the “AOG Unit Payment”). The remainder of the AOG Units held by such holders were exchanged for shares of HoldCo common stock concurrently with the closing of the Mergers on January 1, 2022.
As of June 30, 2022, the outstanding payable amount in connection with the AOG Unit Payment was $438 million, payable in equal installments through December 31, 2024. See note 14 for more information.
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
Fund Escrow
As of June 30, 2022, the remaining investments and escrow cash of ANRP II was valued at 94% of the fund’s unreturned capital which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement.
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
Contractual Obligations, Commitments and Contingencies
The Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds, debt obligations, and AOG Unit Payments. Fixed and determinable payments due in connection with these obligations are as follows as of June 30, 2022:

	Remaining 2022	2023 - 2024	2025 - 2026	2027 and Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$31,615	$139,196	$134,610	$545,650	$851,071
Other long-term obligations(2)	20,198	5,141	249	—	25,588
AMH Credit Facility(3)	338	1,350	611	—	2,299
Debt obligations(3)	59,379	742,602	701,256	2,570,778	4,074,015
AOG Unit Payment (4)	87,633	350,534	—	—	438,167
Obligations	$199,163	$1,238,823	$836,726	$3,116,428	$5,391,140

(1) Operating lease obligations excludes $197.9 million of other operating expenses associated with operating leases.
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
Commitments
Certain of our management companies and general partners are committed to contribute to the funds we manage and certain related parties. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our related parties, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its related parties and the commitment and remaining commitment amounts of Apollo only (excluding related parties) for each fund as of June 30, 2022 (in millions):

Fund	Apollo and Related Party Commitments	Apollo Only (Excluding Related Party) Commitments	Apollo and Related Party Remaining Commitments	Apollo Only (Excluding Related Party) Remaining Commitments
Yield:
Apollo Origination Partners	$1,489.9	$19.9	$354.6	$8.4
Athora(1)	1,474.0	476.6	73.4	73.4
Apollo Strategic Origination Partners	6,121.2	121.2	5,834.0	115.5
Other Yield	7,048.2	251.2	3,003.9	28.4
Total Yield	16,133.3	868.9	9,265.9	225.7
Hybrid:
HVF II	1,509.7	10.1	1,222.5	8.2
HVF I	896.5	8.7	238.4	1.6
FCI IV	222.5	21.0	203.6	19.2
SCRF IV	446.1	0.1	293.4	0.1
Accord V	141.3	22.2	90.4	13.9
Accord IV	246.2	20.0	135.3	19.4
Accord+	697.7	39.4	394.5	22.3
Apollo Infrastructure Opportunities Fund II	607.6	47.6	505.0	38.5
Apollo Infrastructure Opportunities Fund I(3)	322.8	9.0	85.8	2.5
Other Hybrid	8,792.8	451.5	2,236.6	144.5
Total Hybrid	13,883.2	629.6	5,405.5	270.2
Equity:
Fund IX	1,914.5	34.4	822.9	9.0
Fund VII	467.2	178.1	6.7	3.7
ANRP III	680.1	10.1	428.0	6.4
EPF IV(1)	434.7	34.7	404.2	32.2
EPF III(1)	582.9	1.5	175.5	0.1
EPF II(1)	409.2	60.2	89.2	17.7
EPF I(1)	281.6	18.6	45.3	4.2
U.S. RE Fund III(2)	418.3	6.8	250.2	4.2
U.S. RE Fund II(2)	746.7	4.9	158.6	0.9
U.S. RE Fund I(2)	433.9	16.3	25.2	2.5
Asia RE Fund II(2)	918.9	4.6	714.4	3.5
Asia RE Fund I(2)	365.6	8.4	161.1	3.0
Other Equity	7,405.9	139.7	1,183.1	34.3
Total Equity	15,059.5	518.3	4,464.4	121.7
Total	$45,076.0	$2,016.8	$19,135.8	$617.6

(1) Apollo’s commitment in these funds is denominated in Euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.05 as of June 30, 2022.
(2) Figures for U.S. RE Fund I include base, additional, and co-investment commitments. A co-investment vehicle within U.S. RE Fund I is denominated in pound sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.22 as of June 30, 2022. Figures for U.S. RE Fund II, U.S. RE Fund III, Asia RE Fund I and Asia RE Fund II include co-investment commitments.

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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of June 30, 2022 and December 31, 2021, there were no open underwriting commitments.
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
ITEM 1A.    RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our 2021 Annual Report, which is accessible on the Securities and Exchange Commission's website at www.sec.gov. The risks described in our 2021 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors disclosed in our 2021 Annual Report, except for the following:
Many of our funds invest in relatively high-risk, illiquid assets and we may fail to realize any profits from these assets for a considerable period of time or lose some or all of the principal amount we invest in these assets if we are required to sell invested assets at a loss at inopportune times or in response to changes in applicable rules and regulations.
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
Further, governmental and regulatory authorities periodically review legislative and regulatory initiatives, and may promulgate new or revised, or adopt changes in the interpretation and enforcement of existing, rules and regulations at any time that may impact our investments. For example, Rule 15c2-11 under the Exchange Act governs the submission of quotes into quotation systems by broker-dealers and has historically been applied to the over-the-counter equity markets. However, the SEC recently stated that it intends to apply the rule to fixed income markets, potentially restricting the ability of market participants to publish quotations for applicable fixed income securities after January 3, 2023. Such change in regulatory requirements could disrupt market liquidity, make it more difficult for us to source and invest in attractive private investments, and cause securities in investment portfolios of the funds we manage that are not publicly traded to lose value, any of which could have a material and adverse effect on our business, financial condition or results of operations.
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

†10.1
Revolving Credit Facility, among ACMP Holdings, LLC, Apollo Capital Markets Management, L.P., Sumitomo Mitsui Banking Corporation, Mizuho Bank Ltd. and the lenders from time to time party thereto, dated as of April 1, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 7, 2022 (File No. 001-35107)).

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

Apollo Asset Management, Inc.
(Registrant)

Date: August 9, 2022	By:	/s/ Johannes Worsoe
		Name:	Johannes Worsoe
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)