Form 10-Q
period 2022-09-30
Apollo Asset Management, Inc.
filed 2022-11-08
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022 OR

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
Securities registered pursuant to Section 12(g) of the Act: None

As of November 7, 2022, there were 1,000 shares of common stock of the Registrant outstanding.

Forward-Looking Statements
This quarterly report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, its liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this quarterly report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “target” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to the impact of COVID-19, the impact of energy market dislocation, inflation, market conditions, and interest rate fluctuations, generally, our ability to manage our growth, our ability to operate in highly competitive environments, the performance of the funds we manage, our ability to raise new funds, the variability of our revenues, earnings and cash flow, our dependence on certain key personnel, the accuracy of management’s assumptions and estimates, our use of leverage to finance our businesses and investments by the funds we manage, changes in our regulatory environment and tax status, litigation risks and our ability to recognize the benefits expected to be derived from the merger with Athene Holding Ltd. (“Athene”), among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in the Company’s annual report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on February 25, 2022 (the “2021 Annual Report”) and “Item 1A. Risk Factors” in this quarterly report, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.
Terms Used in This Report
On January 1, 2022, Apollo Global Management, Inc. completed the previously announced merger transactions with Athene (the “Mergers”). Upon the closing of the Mergers, Apollo Global Management, Inc. was renamed Apollo Asset Management, Inc. (“AAM”) and became a subsidiary of Tango Holdings, Inc., and Tango Holdings, Inc. was renamed Apollo Global Management, Inc. (“AGM”).
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
The use of any defined term in this report to mean more than one entity, person, security or other item collectively is solely for convenience of reference and in no way implies that such entities, persons, securities or other items are one indistinguishable group. For example, notwithstanding the use of the defined terms “Apollo,” “we,” “us,” “our,” and the “Company” in this report to refer to AAM and its subsidiaries, each subsidiary of AAM is a standalone legal entity that is separate and distinct from AAM and any of its other subsidiaries. Any AAM entity referenced herein is responsible for its own financial, contractual and legal obligations.

Term or Acronym	Definition
AAA	Apollo Aligned Alternatives, L.P., together with its parallel funds and alternative investment vehicles
Accord+	Apollo Accord+ Fund, L.P.
Accord IV	Apollo Accord Fund IV, L.P.
Accord V	Apollo Accord Fund V, L.P.
AIOF I	Apollo Infrastructure Opportunities Fund, L.P.
AIOF II	Apollo Infrastructure Opportunities Fund II, L.P.
AMH	Apollo Management Holdings, L.P., a Delaware limited partnership, that is an indirect subsidiary of AAM

ANRP III	Apollo Natural Resources Partners III, L.P., together with its parallel funds and alternative investment vehicles
AOG Unit Payment	On December 31, 2021, holders of units of the Apollo Operating Group (“AOG Units”) (other than Athene and the Company) sold and transferred a portion of such AOG Units to APO Corp., a wholly-owned consolidated subsidiary of the Company, in exchange for an amount equal to $3.66 multiplied by the total number of AOG Units held by such holders immediately prior to such transaction.
Apollo funds, our funds and references to the funds we manage
The funds (including the parallel funds and alternative investment vehicles of such funds), partnerships, accounts, including strategic investment accounts or “SIAs,” alternative asset companies and other entities for which subsidiaries of the Apollo Operating Group provide investment management or advisory services.

Apollo Operating Group
(i) The entities through which we currently operate our businesses and (ii) one or more entities formed for the purpose of, among other activities, holding certain of our gains or losses on our principal investments in the funds, which we refer to as our “principal investments.”

Apollo S3 Equity Holdings	Apollo S3 Equity Holdings, L.P.
APSG I	Apollo Strategic Growth Capital
APSG II	Apollo Strategic Growth Capital II
Asia RE Fund I	Apollo Asia Real Estate Fund I, L.P., including co-investment vehicles
Asia RE Fund II	Apollo Asia Real Estate Fund II, L.P., including co-investment vehicles

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

Gross IRR of a traditional private equity or hybrid value fund
The cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on September 30, 2022 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.

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

HoldCo	Apollo Global Management, Inc. (f/k/a Tango Holdings, Inc.)
Holdings	AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership through which our Former Managing Partners and Contributing Partners indirectly beneficially owned their interests in the Apollo Operating Group units.
HVF I	Apollo Hybrid Value Fund, L.P., together with its parallel funds and alternative investment vehicles
HVF II	Apollo Hybrid Value Fund II, L.P., together with its parallel funds and alternative investment vehicles

Inflows	(i) At the individual strategy level, subscriptions, commitments, and other increases in available capital, such as acquisitions or leverage, net of inter-strategy transfers, and (ii) on an aggregate basis, the sum of inflows across the yield, hybrid and equity investing strategies.
ISGI	Refers collectively to Apollo Asset Management Europe LLP, a subsidiary of Apollo ("AAME") and Apollo Asset Management PC LLP, a wholly-owned subsidiary of AAME ("AAME PC")
MFIC	MidCap Financial Investment Corporation (f/k/a Apollo Investment Corporation or "AINV")
MidCap	MidCap FinCo Designated Activity Company
Net IRR of a traditional private equity or the hybrid value funds	The gross IRR applicable to the fund, including returns for related parties which may not pay fees or performance fees, net of management fees, certain expenses (including interest incurred or earned by the fund itself) and realized performance fees all offset to the extent of interest income, and measures returns at the fund level on amounts that, if distributed, would be paid to investors of the fund. The timing of cash flows applicable to investments, management fees and certain expenses, may be adjusted for the usage of a fund’s subscription facility. To the extent that a fund exceeds all requirements detailed within the applicable fund agreement, the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner of such fund, thereby reducing the balance attributable to fund investors. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
Net Return or Net ROE of a total return yield fund or the hybrid credit hedge fund
The gross return after management fees, performance fees allocated to the general partner, or other fees and expenses. Returns over multiple periods are calculated by geometrically linking each period’s return over time. Net return and net ROE do not represent the return to any fund investor.

NYC UBT	New York City Unincorporated Business Tax
"Other operating expenses" within the Principal Investing segment	Expenses incurred in the normal course of business and includes allocations of non-compensation expenses related to managing the business.
Performance allocations, Performance fees, Performance revenues, Incentive fees and Incentive income	The interests granted to Apollo by a fund managed by Apollo that entitle Apollo to receive allocations, distributions or fees which are based on the performance of such fund or its underlying investments.
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

Principal investing compensation	Realized performance compensation, distributions related to investment income and dividends, and includes allocations of certain compensation expenses related to managing the business.

Private equity investments	(i) Direct or indirect investments in existing and future private equity funds managed or sponsored by Apollo, (ii) direct or indirect co-investments with existing and future private equity funds managed or sponsored by Apollo, (iii) direct or indirect investments in securities which are not immediately capable of resale in a public market that Apollo identifies but does not pursue through its private equity funds, and (iv) investments of the type described in (i) through (iii) above made by Apollo funds.
Redding Ridge	Redding Ridge Asset Management, LLC and its subsidiaries, which is a standalone, self-managed asset management business established in connection with risk retention rules that manages collateralized loan obligations (“CLOs”) and retains the required risk retention interests.
SCRF IV	Structured Credit Recovery Master Fund IV
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

APOLLO ASSET MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021
(dollars in thousands, except share data)

	As of September 30, 2022	As of December 31, 2021
Assets:
Cash and cash equivalents	$1,118,305	$917,183
Restricted cash and cash equivalents	696,712	707,885
Investments (includes performance allocations of $2,502,446 and $2,731,733 as of September 30, 2022 and December 31, 2021, respectively)	6,090,938	11,353,580
Assets of consolidated variable interest entities:
Cash and cash equivalents	84,132	463,266
Investments, at fair value	1,016,819	14,737,051
Other assets	19,175	251,581
Due from related parties	687,687	493,826
Deferred tax assets, net	659,662	424,132
Other assets	1,084,421	585,901
Lease assets	596,487	450,531
Goodwill	263,744	116,958
Total Assets	$12,318,082	$30,501,894
Liabilities, Redeemable non-controlling interests and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$126,603	$145,054
Accrued compensation and benefits	262,804	130,107
Deferred revenue	134,949	119,688
Due to related parties	1,681,013	1,222,402
Profit sharing payable	1,497,780	1,444,652
Debt	2,810,055	3,134,396
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	7,942,508
Notes payable	49,990	2,611,019
Other liabilities	607,636	781,482
Other liabilities	305,210	500,980
Lease liabilities	669,081	505,206
Total Liabilities	8,145,121	18,537,494
Commitments and Contingencies (see note 15)
Redeemable non-controlling interests:
Redeemable non-controlling interests	1,023,707	1,770,034
Stockholders’ Equity:
Apollo Asset Management, Inc. Stockholders’ Equity:
Series A Preferred Stock, 11,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	264,398	264,398
Series B Preferred Stock, 12,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	289,815	289,815
Common Stock, $0.00001 par value, 40,000,000 and 0 shares authorized as of September 30, 2022 and December 31, 2021, respectively, 1,000 and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Class A Common Stock, $0.00001 par value, 0 and 90,000,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively, 0 and 248,896,649 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—

Class B Common Stock, $0.00001 par value, 0 and 999,999,999 shares authorized as of September 30, 2022 and December 31, 2021, respectively, 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class C Common Stock, $0.00001 par value, 0 and 1 share authorized as of September 30, 2022 and December 31, 2021, respectively, 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Additional paid in capital	1,242,618	2,096,403
Retained earnings (accumulated deficit)	(3,901)	1,143,899
Accumulated other comprehensive loss	(9,906)	(5,374)
Total Apollo Asset Management, Inc. Stockholders’ Equity	1,783,024	3,789,141
Non-controlling interests in consolidated entities	371,439	3,813,885
Non-controlling interests in Apollo Operating Group	994,791	2,591,340
Total Stockholders’ Equity	3,149,254	10,194,366
Total Liabilities, Redeemable non-controlling interests and Stockholders’ Equity	$12,318,082	$30,501,894
See accompanying notes to unaudited condensed consolidated financial statements.

APOLLO ASSET MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(dollars in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Management fees	$582,665	$474,537	$1,665,611	$1,401,814
Advisory and transaction fees, net	110,141	62,831	286,419	205,530
Investment income (loss)	(29,248)	536,494	480,889	3,125,371
Incentive fees	9,287	5,436	17,090	23,608
Total Revenues	672,845	1,079,298	2,450,009	4,756,323
Expenses:
Compensation and benefits	386,146	501,668	1,429,155	1,983,770
Interest expense	32,219	34,820	96,644	104,433
General, administrative and other	161,208	112,419	452,292	329,235
Total Expenses	579,573	648,907	1,978,091	2,417,438
Other Income:
Net gains (losses) from investment activities	(16,148)	172,798	901,168	1,439,343
Net gains from investment activities of consolidated variable interest entities	11,387	142,455	327,459	400,452
Interest income	15,377	2,114	23,999	3,557
Other income (loss), net	3,533	(14,907)	(9,480)	(28,126)
Total Other Income	14,149	302,460	1,243,146	1,815,226
Income before income tax provision	107,421	732,851	1,715,064	4,154,111
Income tax provision	(22,069)	(101,434)	(163,870)	(498,731)
Net Income	85,352	631,417	1,551,194	3,655,380
Net income attributable to non-controlling interests	(61,922)	(373,095)	(862,675)	(2,060,441)
Net Income Attributable to Apollo Asset Management, Inc.	23,430	258,322	688,519	1,594,939
Series A Preferred Stock Dividends	(4,383)	(4,382)	(13,149)	(13,148)
Series B Preferred Stock Dividends	(4,781)	(4,782)	(14,344)	(14,344)
Net Income Attributable to Apollo Asset Management, Inc. Common Stockholders	$14,266	$249,158	$661,026	$1,567,447

See accompanying notes to unaudited condensed consolidated financial statements.

APOLLO ASSET MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(dollars in thousands, except share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income	$85,352	$631,417	$1,551,194	$3,655,380
Other Comprehensive Loss, net of tax:
Currency translation adjustments, net of tax	(34,098)	(10,712)	(70,510)	(22,148)
Net gain from change in fair value of cash flow hedge instruments	—	49	1,976	151
Net gain (loss) on available-for-sale securities	(232)	21	(2,131)	691
Total Other Comprehensive Loss, net of tax	(34,330)	(10,642)	(70,665)	(21,306)
Comprehensive Income	51,022	620,775	1,480,529	3,634,074
Comprehensive income attributable to non-controlling interests	(29,642)	(363,013)	(796,542)	(2,040,166)
Comprehensive Income Attributable to Apollo Asset Management, Inc.	$21,380	$257,762	$683,987	$1,593,908

See accompanying notes to unaudited condensed consolidated financial statements.

APOLLO ASSET MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(dollars in thousands, except share data)

	Apollo Asset Management, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Apollo Asset Management, Inc. Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Stockholders’ Equity
Balance at July 1, 2021	231,366,321	1	1	$264,398	$289,815	$822,612	$990,798	$(2,542)	$2,365,081	$2,838,121	$3,009,233	$8,212,435
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	(22,705)	—	(22,705)
Accretion of redeemable non-controlling interests	—	—	—	—	—	(6,911)	—	—	(6,911)	—	—	(6,911)
Issuance of Class A Common Stock related to equity transactions	361,037	—	—	—	—	22,150	—	—	22,150	—	—	22,150
Dilution impact of issuance of Class A Common Stock	—	—	—	—	—	(6,699)	—	—	(6,699)	—	—	(6,699)
Capital increase related to equity-based compensation	—	—	—	—	—	45,631	—	—	45,631	—	—	45,631
Capital contributions	—	—	—	—	—	—	—	—	—	176,878	—	176,878
Dividends/ Distributions	—	—	—	(4,382)	(4,782)	—	(125,843)	—	(135,007)	(276,561)	(118,444)	(530,012)
Payments related to issuances of Class A Common Stock for equity-based awards	1,164,390	—	—	—	—	33,225	(35,257)	—	(2,032)	—	—	(2,032)
Repurchase of Class A Common Stock	(1,300,000)	—	—	—	—	(77,902)	—	—	(77,902)	—	—	(77,902)
Exchange of AOG Units for Class A Common Stock	13,801,444	—	—	—	—	185,833	—	—	185,833	—	(143,396)	42,437
Net income	—	—	—	4,382	4,782	—	249,158	—	258,322	112,569	260,526	631,417
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	(599)	(599)	(9,455)	(658)	(10,712)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	—	27	27	—	22	49
Net income on available-for-sale securities	—	—	—	—	—	—	—	12	12	—	9	21
Balance at September 30, 2021	245,393,192	1	1	$264,398	$289,815	$1,017,939	$1,078,856	$(3,102)	$2,647,906	$2,818,847	$3,007,292	$8,474,045
Balance at January 1, 2021	228,873,449	1	1	$264,398	$289,815	$877,173	$—	$(2,071)	$1,429,315	$2,275,728	$1,808,220	$5,513,263
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	(147,920)	—	(147,920)
Accretion of redeemable non-controlling interests	—	—	—	—	—	(49,554)	—	—	(49,554)	—	—	(49,554)
Issuance of Class A Common Stock related to equity transactions	361,037	—	—	—	—	22,150	—	—	22,150	—	—	22,150
Dilution impact of issuance of Class A Common Stock	—	—	—			(7,994)	—	—	(7,994)	—	—	(7,994)
Capital increase related to equity-based compensation	—	—	—	—	—	131,889	—	—	131,889	—	—	131,889
Capital contributions	—	—	—	—	—	—	—	—	—	1,189,296	—	1,189,296
Dividends/ Distributions	—	—	—	(13,148)	(14,344)	—	(389,661)	—	(417,153)	(778,529)	(402,068)	(1,597,750)
Payments related to issuances of Class A Common Stock for equity-based awards	2,981,780	—	—	—	—	36,439	(98,930)	—	(62,491)	—	—	(62,491)
Repurchase of Class A Common Stock	(3,444,713)	—	—	—	—	(200,605)	—	—	(200,605)	—	—	(200,605)
Exchange of AOG Units for Class A Common Stock	16,621,639	—	—	—	—	208,441	—	—	208,441	—	(158,754)	49,687
Net income	—	—	—	13,148	14,344	—	1,567,447	—	1,594,939	299,423	1,761,018	3,655,380
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	(1,527)	(1,527)	(19,151)	(1,470)	(22,148)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	—	82	82	—	69	151
Net income on available-for-sale securities	—	—	—	—	—	—	—	414	414	—	277	691
Balance at September 30, 2021	245,393,192	1	1	$264,398	$289,815	$1,017,939	$1,078,856	$(3,102)	$2,647,906	$2,818,847	$3,007,292	$8,474,045

	Apollo Asset Management, Inc. Stockholders
	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Apollo Asset Management, Inc. Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Stockholders’ Equity
Balance at July 1, 2022	1,000	$264,398	$289,815	$1,378,038	$—	$(7,856)	$1,924,395	$381,697	$954,877	$3,260,969
Consolidation/ deconsolidation of VIEs	—	—	—	—	—	—	—	296,936	—	296,936
Accretion of redeemable non-controlling interests	—	—	—	(10,402)	—	—	(10,402)	—	—	(10,402)
Contributions	—	—	—	90,549	—	—	90,549	724	—	91,273
Dividends/ Distributions	—	(4,383)	(4,781)	(238,153)	(18,167)	—	(265,484)	(297,646)	—	(563,130)
Transactions between entities under common control	—	—	—	22,586	—	—	22,586	—	—	22,586
Net income	—	4,383	4,781	—	14,266	—	23,430	17,795	44,127	85,352
Currency translation adjustments, net of tax	—	—	—	—	—	(1,917)	(1,917)	(28,067)	(4,114)	(34,098)
Net loss on available-for-sale securities	—	—	—	—	—	(133)	(133)	—	(99)	(232)
Balance at September 30, 2022	1,000	$264,398	$289,815	$1,242,618	$(3,901)	$(9,906)	$1,783,024	$371,439	$994,791	$3,149,254
Balance at January 1, 2022	248,896,649	$264,398	$289,815	$2,096,403	$1,143,899	$(5,374)	$3,789,141	$3,813,885	$2,591,340	$10,194,366
Reverse stock split	(248,895,649)	—	—	—	—	—	—	—	—	—
Consolidation/ deconsolidation of VIEs	—	—	—	7,741	(6,865)	—	876	(4,357,094)	—	(4,356,218)
Accretion of redeemable non-controlling interests	—	—	—	(58,989)	—	—	(58,989)	—	—	(58,989)
Contributions	—	—	—	819,341	—	—	819,341	1,497,781	—	2,317,122
Dividends/ Distributions	—	(13,149)	(14,344)	(1,644,464)	(1,801,961)	—	(3,473,918)	(802,153)	(2,174,071)	(6,450,142)
Transactions between entities under common control	—	—	—	22,586	—	—	22,586	—	—	22,586
Net income	—	13,149	14,344	—	661,026	—	688,519	276,984	585,691	1,551,194
Currency translation adjustments, net of tax	—	—	—	—	—	(3,901)	(3,901)	(57,964)	(8,645)	(70,510)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	882	882	—	1,094	1,976
Net loss on available-for-sale securities	—	—	—	—	—	(1,513)	(1,513)	—	(618)	(2,131)
Balance at September 30, 2022	1,000	$264,398	$289,815	$1,242,618	$(3,901)	$(9,906)	$1,783,024	$371,439	$994,791	$3,149,254
See accompanying notes to unaudited condensed consolidated financial statements.

APOLLO ASSET MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(dollars in thousands, except share data)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$1,551,194	$3,655,380
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity-based compensation	372,922	165,664
Depreciation and amortization	57,867	19,895
Unrealized (gains) losses from investment activities	130,901	(1,403,617)
Net investment income	(480,889)	(3,125,371)
Deferred taxes, net	(239,902)	357,212
Other non-cash amounts included in net income (loss), net	33,748	29,995
Changes in operating assets and liabilities:
Due from related parties	(71,710)	(11,784)
Accounts payable and accrued expenses	(18,600)	89,330
Accrued compensation and benefits	135,341	156,899
Deferred revenue	15,262	144,835
Due to related parties	2,784	(15,260)
Profit sharing payable	76,028	537,572
Lease liability	(46,207)	(21,017)
Other assets and other liabilities, net	(899,127)	95,686
Earnings from net investment income	840,193	1,717,972
Satisfaction of contingent obligations	(13,259)	(20,609)
Apollo Funds and VIE related:
Net realized and unrealized gains from investing activities and debt	(115,445)	(444,064)
Change in consolidation	(792,838)	(47,601)
Purchases of investments	(4,819,793)	(2,886,717)
Proceeds from sale of investments	3,106,215	3,188,133
Changes in other assets and other liabilities, net	675,631	(45,538)
Net cash provided by (used in) operating activities	$(499,684)	$2,136,995
Cash Flows from Investing Activities:
Purchases of fixed assets	$(152,559)	$(27,729)
Proceeds from sale of investments	39,106	88,595
Purchase of investments	(340,983)	(369,716)
Purchase of U.S. Treasury securities	(2,650,907)	—
Proceeds from maturities of U.S. Treasury securities	2,154,352	—
Cash contributions to principal investments	(160,981)	(255,495)
Cash distributions from principal investments	60,954	247,798
Related party inflows (Repayments)	19,839	96,308
Related party outflows (Issuances)	(17,087)	(121,605)
Other investing activities, net	—	(1,387)
Apollo Funds and VIE related:
Purchase of U.S. Treasury securities	(1,508,782)	(1,634,259)
Proceeds from maturities of U.S. Treasury	2,326,979	1,633,886
Net cash used in investing activities	$(230,069)	$(343,604)
Cash Flows from Financing Activities:
Dividends to Preferred Stockholders	$(27,493)	$(27,492)
Satisfaction of tax receivable agreement	(51,032)	(39,884)
Distributions related to AGM’s repurchase of Common Stock	—	(200,605)
Distributions related to deliveries of AGM’s Common Stock for RSUs	(165,194)	(98,930)
Dividends / Distributions	(720,377)	(389,661)

Distributions paid to non-controlling interests in Apollo Operating Group	—	(402,068)
AOG Unit Payment	(175,267)	—
Due to parent, net	667,942	—
Other financing activities, net	(2,772)	(3,118)
Apollo Funds and VIE related:
Issuance of debt	1,760,996	842,299
Principal repayment of debt	(668,362)	(1,539,457)
Distributions paid to non-controlling interests in consolidated entities	(798,458)	(774,876)
Contributions from non-controlling interests in consolidated entities	1,496,857	1,188,691
Distributions to redeemable non-controlling interests	(776,272)	—
Payment of underwriting discounts	—	(34,223)
Proceeds from issuance of Class A Units of a SPAC	—	1,035,000
Net cash provided by (used in) financing activities	$540,568	$(444,324)
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Funds and VIEs	(189,185)	1,349,067
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Funds and VIEs, Beginning of Period	2,088,334	2,466,531
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Funds and VIEs, End of Period	$1,899,149	$3,815,598
Supplemental Disclosure of Cash Flow Information:
Interest paid	$84,222	$95,912
Interest paid by consolidated variable interest entities	171,857	321,520
Income taxes paid	103,902	79,071
Supplemental Disclosure of Non-Cash Investing Activities:
Contributions to principal investments	$—	$57,911
Distributions from principal investments	5,870	92,402
Purchases of other investments, at fair value	21,531	—
Sales of other investments, at fair value	115,813	—
Supplemental Disclosure of Non-Cash Financing Activities:
Capital increases related to equity-based compensation	$321,460	$131,889
Contributions	334,919	—
Issuance of restricted shares	33,460	36,439
Other non-cash financing activities	—	(7,994)
Changes in Consolidation:
Investments, at fair value	$(15,996,073)	$(244,675)
Other assets	(97,925)	—
Debt at Fair Value	9,350,540	36,857
Notes payable	2,611,019	107,500
Other liabilities	528,595	22,704
Non-controlling interest	4,396,682	125,215
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$—	$292,844
Due to related parties	—	(243,157)
Additional paid in capital	—	(49,687)
Non-controlling interest in Apollo Operating Group	—	158,754
Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Consolidated Statements of Financial Condition:
Cash and cash equivalents	$1,118,305	$2,090,197
Restricted cash and cash equivalents	696,712	1,052,782
Cash and cash equivalents held at consolidated variable interest entities	84,132	672,619
Total Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$1,899,149	$3,815,598
See accompanying notes to unaudited condensed consolidated financial statements.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

1. ORGANIZATION
Apollo Asset Management, Inc. (“AAM”, together with its consolidated subsidiaries, the “Company” or “Apollo”) is a high-growth, global alternative asset manager whose predecessor was founded in 1990. Its primary business is to raise, invest and manage funds on behalf of pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. For these investment management services, Apollo receives management fees generally related to the amount of assets managed, transaction and advisory fees, incentive fees and performance allocations related to the performance of the respective funds that it manages. As of September 30, 2022, Apollo had two primary business segments:
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
Organization of the Company
As of September 30, 2022, the Company owned 57.4% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group. The remaining 42.6% of the economic interests of the Apollo Operating Group are owned by Apollo Global Management, Inc. (“AGM”).
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

Investment Companies

Judgment is required to evaluate whether an entity has the necessary characteristics to be accounted for as an investment company. Funds we manage that meet the investment company criteria are generally not required to consolidate operating companies and generally reflect their investments in operating companies and other investment companies at fair value. The Company has retained this specialized accounting for investment companies in consolidation.
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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
To assess whether the Company has the primary beneficiary power under the VIE consolidation model, it considers the design of the entity as well as ongoing rights and responsibilities. In general, the parties that can make the most significant decisions regarding asset management have control over servicing, liquidation rights or the unilateral right to remove the decision-makers. To assess whether the Company has a significant variable interest, the Company considers all its economic interests that are considered variable interests in the entity including interests held through related parties. This assessment requires judgment in considering whether those interests are significant.
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
Use of Estimates
The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and the related footnotes. Apollo’s most significant estimates include goodwill, intangible assets, income taxes, performance allocations, incentive fees, contingent consideration obligations related to an acquisition, non-cash compensation, and fair value of investments and debt. While such impact may change considerably over time, the estimates and assumptions affecting the Company’s condensed consolidated financial statements are based on the best available information as of September 30, 2022. Actual results could differ materially from those estimates.
Cash and Cash Equivalents
Apollo considers all highly liquid short-term investments, including money market funds and U.S. Treasury securities, with original maturities of three months or less when purchased to be cash equivalents. Restricted cash and cash equivalents are reported separately as discussed below. Interest income from cash and cash equivalents is recorded in interest income in the condensed consolidated statements of operations. The carrying values of the money market funds and U.S. Treasury securities represent their fair values due to their short-term nature. Substantially all of the Company’s cash on deposit is in interest bearing accounts with major financial institutions and exceed insured limits.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents represent balances that are restricted as to withdrawal or usage.
Restricted cash and cash equivalents of Apollo Strategic Growth Capital II (“APSG II”), a consolidated SPAC, is held in trust accounts and includes money market funds and U.S. Treasury bills with original maturities of three months or less, that were purchased with funds raised through the respective initial public offering of the consolidated entity. The $694.5 million in funds for APSG II as of September 30, 2022 is restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in APSG II’s trust agreement. Refer to note 14 for further detail.
U.S. Treasury Securities, at fair value
U.S. Treasury securities, at fair value includes U.S. Treasury bills with original maturities greater than three months when purchased. These securities are recorded at fair value within investments in the condensed consolidated statements of financial condition. Interest income on such securities is separately presented from the overall change in fair value and is recognized in interest income in the condensed consolidated statements of operations. Any remaining change in fair value of such securities, that is not recognized as interest income, is recognized in net gains (losses) from investment activities in the condensed consolidated statements of operations. Securities are generally recognized on a trade date basis.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
U.S. Treasury securities, at fair value of Acropolis Infrastructure Acquisition Corp. (“Acropolis”), a consolidated SPAC, is held in a trust account and consists of U.S Treasury bills that were purchased with funds raised through the initial public offering of the consolidated entity. The $347.2 million in funds as of September 30, 2022 are restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in the trust agreement.
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
Financial instruments are generally recorded at fair value or at carrying values that approximate fair value. The actual realized gains or losses will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may ultimately differ significantly from the assumptions on which the valuations were based.
Fair Value Option
Entities are permitted to elect the fair value option (“FVO”) to carry at fair value certain financial assets and financial liabilities. The FVO election is irrevocable and can be applied to eligible financial instruments on an individual basis at initial recognition or at eligible remeasurement events.
The Company has elected the FVO for financial instruments held by its consolidated CLOs, which includes investments in loans and corporate bonds, as well as debt obligations and contingent obligations. Certain consolidated VIEs have applied the FVO for investments in private debt securities that otherwise would not have been carried at fair value with gains and losses in net income. The Company has also elected the FVO for certain investments otherwise accounted for under the equity method of accounting. Refer to note 4 for additional information and other instances of when the Company has elected the FVO.
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
The carrying amounts of equity method investments are recorded in investments in the condensed consolidated statements of financial condition. Generally, the underlying entities that the Company manages and invests in are primarily investment companies, and the carrying value of the Company’s equity method investments approximates fair value.
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
Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. There was $109.7 million of revenue recognized during the nine months ended September 30, 2022 that was previously deferred as of January 1, 2022.
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
Redeemable non-controlling interests
Redeemable non-controlling interests are attributable to VIEs and primarily represent the shares issued by the Company’s consolidated SPACs that are redeemable for cash by the respective public shareholders in connection with the applicable SPAC’s failure to complete a business combination or its tender offer/stockholder approval provisions. The redeemable non-controlling interests are initially recorded at their original issue price, net of issuance costs and the initial fair value of separately traded warrants. The carrying amount is accreted to its redemption value over the period from the date of issuance to the earliest redemption date of the instrument. The accretion to redemption value is generally recorded against additional paid-in capital. Refer to note 14 for further detail.
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
Incentive fees are considered a form of variable consideration as they are subject to clawback or reversal and therefore must be deferred until the fees are probable to not be significantly reversed. Accrued but unpaid incentive fees are reported within incentive fees receivable in the Company’s condensed consolidated statements of financial condition. The Company’s incentive fees primarily relate to the yield investing strategy and are generally received from CLOs, managed accounts and MFIC.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than the Company. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in non-controlling interests in the condensed consolidated financial statements. Prior to the Corporate Recapitalization, the non-controlling interests relating to AGM included the ownership interest in the Apollo Operating Group held by Former Managing Partners and Contributing Partners through their limited partner interests in Holdings. Additionally, Athene held non-controlling interests in the Apollo Operating Group. Subsequent to the closing of the Mergers, Athene’s interest in the Apollo Operating Group was distributed to AGM. Non-controlling interests also include ownership interests in certain consolidated funds and VIEs.
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
The Company is currently evaluating the guidance and its impact on the consolidated financial statements.

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
The following table presents Apollo’s goodwill by segment:

	As of September 30, 2022	As of December 31, 2021
Asset Management	$231,562	$84,776
Principal Investing	32,182	32,182
Total Goodwill	$263,744	$116,958
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
4. INVESTMENTS
The following table presents Apollo’s investments:

	As of September 30, 2022	As of December 31, 2021
Investments, at fair value	$1,131,409	$5,588,992
Equity method investments	1,085,035	1,345,750
Performance allocations	2,502,446	2,731,733
U.S. Treasury Securities, at fair value	1,372,048	1,687,105
Total Investments	$6,090,938	$11,353,580
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
Prior to the Mergers, the Company’s equity investment in Athene Holding, for which the fair value option was elected, met the significance criteria as defined by the SEC as of September 30, 2021.
During the first quarter of 2022, the Company’s investment in Athene Holding was distributed to AGM. As such, the following tables present summarized financial information of Athene Holding:

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Statements of Operations
Revenues	$—	$8,724	$(269)	$19,538
Benefits and expenses	—	8,004	2,504	16,689
Income (loss) before income taxes	—	720	(2,773)	2,849
Income tax expense (benefit)	—	(50)	(407)	196
Net income (loss)	—	770	(2,366)	2,653
Less: Net income (loss) attributable to non-controlling interests	—	37	(883)	(111)
Net income (loss) available to Athene Holding Ltd. shareholders	$—	$733	$(1,483)	$2,764
Less: Preferred stock dividends	—	35	35	106
Net income (loss) available to Athene Holding Ltd. common shareholders	$—	$698	$(1,518)	$2,658
Net Gains (Losses) from Investment Activities
The following table presents the realized and net change in unrealized gains reported in net gains (losses) from investment activities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Realized gains (losses) on sales of investments, net	$(984)	$(197)	$206,547	$996
Net change in unrealized gains due to changes in fair value	(15,164)	172,995	694,621	1,438,347
Net gains (losses) from investment activities	$(16,148)	$172,798	$901,168	$1,439,343
Performance Allocations
Performance allocations receivable is recorded within investments in the condensed consolidated statements of financial condition. The table below provides a roll forward of the performance allocations balance:

Total
Performance allocations, January 1, 2022	$2,731,733
Change in fair value of funds	314,800
Fund distributions to the Company	(544,087)
Performance allocations, September 30, 2022	$2,502,446
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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
5. PROFIT SHARING PAYABLE
Profit sharing payable was $1.5 billion and $1.4 billion as of September 30, 2022 and December 31, 2021, respectively. The table below provides a roll forward of the profit sharing payable balance:

Total
Profit sharing payable, January 1, 2022	$1,444,652
Profit sharing expense	366,812
Payments/other	(313,684)
Profit sharing payable, September 30, 2022	$1,497,780
Profit sharing expense includes (i) changes in amounts payable to employees and former employees entitled to a share of performance revenues in funds managed by Apollo and (ii) changes to the fair value of the contingent consideration obligations recognized in connection with certain Apollo acquisitions. Profit sharing expense excludes the potential return of profit sharing distributions that would be due if certain funds were liquidated, which is recorded in due from related parties in the condensed consolidated statements of financial condition. See note 14 for further disclosure regarding the potential return of profit sharing distributions.
As discussed in note 2, under certain profit sharing arrangements, the Company requires that a portion of certain of the performance revenues distributed to its employees be used to purchase restricted shares of AGM’s common stock issued under AGM’s Equity Plan. Prior to distribution of the performance revenues, the Company records the value of the equity-based awards expected to be granted in other assets and other liabilities within the condensed consolidated statements of financial condition. See note 8 for further disclosure regarding deferred equity-based compensation.
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

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022	(1)	2021	(1)	2022	(1)	2021	(1)
Net gains from investment activities	$7,740		$104,885		$105,091		$460,459
Net gains (losses) from debt	—		(4,210)		10,138		(15,737)
Interest and other income	13,971		162,815		218,596		525,573
Interest and other expenses	(10,324)		(121,035)		(6,366)		(569,843)
Net gains from investment activities of consolidated variable interest entities	$11,387		$142,455		$327,459		$400,452

(1) Amounts reflect consolidation eliminations.
Senior Secured Notes, Subordinated Notes, Subscription Lines and Secured Borrowings
Included within debt, at fair value, notes payable, and other liabilities are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of those amounts.

	As of September 30, 2022			As of December 31, 2021
	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)	$—	N/A	N/A	$7,431,467	3.16%		15.5
Subordinated Notes(2)	—	N/A	N/A	613,192	N/A	(1)	14.5
Subscription Lines(2)	651,491	4.87%	0.14	—	N/A		N/A
Secured Borrowings(2)(3)	—	N/A	N/A	18,149	2.33%		0.4
Total	$651,491			$8,062,808

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

	As of September 30, 2022	(2)	As of December 31, 2021	(2)
Apollo Exposure(1)	$287,976		$240,871

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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
7. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of September 30, 2022
	Level I	Level II	Level III		NAV	Total
Assets
Cash and cash equivalents(1)	$1,118,305	$—	$—		$—	$1,118,305
Restricted cash and cash equivalents(2)	696,712	—	—		—	696,712
Cash and cash equivalents of VIEs	84,132	—	—		—	84,132
U.S. Treasury securities(3)	1,372,048	—	—		—	1,372,048
Investments, at fair value	147,061	35,615	939,742	(4)	8,991	1,131,409
Investments of VIEs, at fair value	17,185	1,412	935,396		62,826	1,016,819
Due from related parties(5)	—	—	41,911		—	41,911
Derivative assets(6)	—	40,806	7,891		—	48,697
Total Assets	$3,435,443	$77,833	$1,924,940		$71,817	$5,510,033

Liabilities
Other liabilities of VIEs, at fair value	—	2,032	—		—	2,032
Contingent consideration obligations(7)	—	—	103,002		—	103,002
Other liabilities(8)	1,518	—	—		—	1,518
Total Liabilities	$1,518	$2,032	$103,002		$—	$106,552

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

	As of December 31, 2021
	Level I	Level II	Level III		NAV	Total
Assets
Cash and cash equivalents(1)	$917,183	$—	$—		$—	$917,183
Restricted cash and cash equivalents(2)	707,885	—	—		—	707,885
Cash and cash equivalents of VIEs	463,266	—	—		—	463,266
U.S. Treasury securities(3)	1,687,105	—	—		—	1,687,105
Investments
Investment in Athene Holding	4,548,048	—	—		—	4,548,048
Other investments	48,493	46,267	946,184	(4)	—	1,040,944
Total investments	4,596,541	46,267	946,184		—	5,588,992
Investments of VIEs, at fair value	6,232	1,055,421	13,187,803		487,595	14,737,051
Due from related parties(5)	—	—	47,835		—	47,835
Derivative assets(6)	—	7,436	—		—	7,436
Total Assets	$8,378,212	$1,109,124	$14,181,822		$487,595	$24,156,753

Liabilities
Debt of VIEs, at fair value	$—	$446,029	$7,496,479		$—	$7,942,508
Other liabilities of VIEs, at fair value	—	3,111	31,090		557	34,758
Contingent consideration obligations(7)	—	—	125,901		—	125,901
Other liabilities(8)	47,961	—	—		—	47,961
Derivative liabilities(6)	—	1,520	—		—	1,520
Total Liabilities	$47,961	$450,660	$7,653,470		$557	$8,152,648

(1) Cash and cash equivalents as of September 30, 2022 and December 31, 2021 includes $0.6 million and $1.8 million, respectively, of cash and cash equivalents held by consolidated SPACs. Refer to note 14 for further information.

(2) Restricted cash and cash equivalents as of September 30, 2022 and December 31, 2021 includes $694.6 million and $690.2 million, respectively, of restricted cash and cash equivalents held by consolidated SPACs. Refer to note 14 for further information.

(3) U.S. Treasury securities as of September 30, 2022 and December 31, 2021 includes $347.2 million and $1.2 billion, respectively, of U.S. Treasury securities held by consolidated SPACs. Refer to note 14 for further information.

(4) Investments as of September 30, 2022 and December 31, 2021 excludes $178.1 million and $175.8 million, respectively, of performance allocations classified as Level III related to certain investments for which the Company has elected the fair value option. The Company’s policy is to account for performance allocations as investments.

(5) Due from related parties represents a receivable from a fund.
(6) Derivative assets and derivative liabilities are presented as a component of Other assets and Other liabilities, respectively, in the condensed consolidated statements of financial condition.
(7) Profit sharing payable includes contingent obligations classified as Level III.
(8) Other liabilities as of September 30, 2022 includes the publicly traded warrants of APSG II. Other liabilities as of December 31, 2021 includes the publicly traded warrants of APSG I and APSG II.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following tables summarize the changes in fair value in financial assets measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended September 30, 2022
	Investments and Derivative Assets	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$1,079,778	$843,266	$1,923,044
Purchases	10,115	973,126	983,241
Sales of investments/distributions	(116,986)	(863,413)	(980,399)
Net realized gains (losses)	51,653	(1,296)	50,357
Changes in net unrealized gains (losses)	(35,848)	(16,287)	(52,135)
Cumulative translation adjustment	(41,079)	—	(41,079)
Balance, End of Period	$947,633	$935,396	$1,883,029
Change in net unrealized gains (losses) included in investment income (loss) related to investments still held at reporting date	$11,894	$—	$11,894
Change in net unrealized gains (losses) included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	(2,169)	(2,169)

	For the Three Months Ended September 30, 2021
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$389,787	$11,877,952	$12,267,739
Transfer out due to deconsolidation	—	(924)	(924)
Purchases	204,587	284,605	489,192
Sale of investments/distributions	—	(344,659)	(344,659)
Net realized gains (losses)	16,488	16,616	33,104
Changes in net unrealized gains (losses)	19,766	79,212	98,978
Cumulative translation adjustment	(1,873)	(10,166)	(12,039)
Transfer into Level III(1)	—	31,444	31,444
Transfer out of Level III(1)	(2,422)	(194,955)	(197,377)
Balance, End of Period	$626,333	$11,739,125	$12,365,458
Change in net unrealized gains included in investment income (loss) related to investments still held at reporting date	$19,766	$—	$19,766
Change in net unrealized gains included in net gains (losses) from investment activities of consolidated VIEs related to investments still held at reporting date	—	79,514	79,514

(1) Transfers between Level II and III were a result of subjecting the broker quotes on these financial assets to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from external pricing services.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

	For the Nine Months Ended September 30, 2022
	Investments and Derivative Assets	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$946,184	$13,187,803	$14,133,987
Net transfer in (out) due to consolidation (deconsolidation)	21,710	(14,190,236)	(14,168,526)
Purchases	115,817	4,444,308	4,560,125
Sale of investments/distributions	(121,118)	(2,702,495)	(2,823,613)
Net realized gains (losses)	48,687	19,861	68,548
Changes in net unrealized gains (losses)	23,240	160,094	183,334
Cumulative translation adjustment	(87,891)	(10,808)	(98,699)
Transfer into Level III(1)	1,004	29,803	30,807
Transfer out of Level III(1)	—	(2,934)	(2,934)
Balance, End of Period	$947,633	$935,396	$1,883,029
Change in net unrealized gains included in investment income (loss) related to investments still held at reporting date	$72,254	$—	$72,254
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	6,613	6,613

	For the Nine Months Ended September 30, 2021
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$369,772	$10,962,980	$11,332,752
Transfer out due to consolidation	—	(230,641)	(230,641)
Purchases	204,587	1,967,028	2,171,615
Sale of investments/distributions	(3,235)	(1,150,592)	(1,153,827)
Net realized gains (losses)	17,556	29,591	47,147
Changes in net unrealized gains (losses)	48,882	411,359	460,241
Cumulative translation adjustment	(9,513)	(24,414)	(33,927)
Transfer into Level III(1)	706	41,329	42,035
Transfer out of Level III(1)	(2,422)	(267,515)	(269,937)
Balance, End of Period	$626,333	$11,739,125	$12,365,458
Change in net unrealized gains included in investment income (loss) related to investments still held at reporting date	$48,882	$—	$48,882
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	278,471	278,471

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
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following tables summarize the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended September 30, 2022
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total
Balance, Beginning of Period	$104,202	$—	$104,202
Changes in net unrealized (gains) losses(1)	(1,200)	—	(1,200)
Balance, End of Period	$103,002	$—	$103,002

	For the Three Months Ended September 30, 2021
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total
Balance, Beginning of Period	$128,984	$7,206,174	$7,335,158
Issuances	—	15,980	15,980
Repayments	(7,495)	(29,510)	(37,005)
Net realized (gains) losses	—	(1,681)	(1,681)
Changes in net unrealized (gains) losses(1)	(1,902)	13,859	11,957
Cumulative translation adjustment	—	(10,293)	(10,293)
Transfers into Level III (2)	—	256	256
Balance, End of Period	$119,587	$7,194,785	$7,314,372
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to debt and other liabilities still held at reporting date	$—	$4,672	$4,672

	For the Nine Months Ended September 30, 2022
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total
Balance, Beginning of Period	$125,901	$7,527,569	$7,653,470
Transfer out due to deconsolidation	—	(8,626,153)	(8,626,153)
Issuances	—	1,645,025	1,645,025
Payments	(13,259)	(518,773)	(532,032)
Net realized (gains) losses	—	(480)	(480)
Changes in net unrealized (gains) losses(1)	(9,640)	(16,368)	(26,008)
Cumulative translation adjustment	—	(10,820)	(10,820)
Balance, End of Period	$103,002	$—	$103,002

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

	For the Nine Months Ended September 30, 2021
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total
Balance, Beginning of Period	$119,788	$7,100,620	$7,220,408
Issuances	—	327,388	327,388
Payments	(20,609)	(301,414)	(322,023)
Net realized (gains) losses	—	9,049	9,049
Changes in net unrealized (gains) losses(1)	20,408	83,005	103,413
Cumulative translation adjustment	—	(24,316)	(24,316)
Transfers into Level III (2)	—	453	453
Balance, End of Period	$119,587	$7,194,785	$7,314,372
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to debt and other liabilities still held at reporting date	$—	$93,743	$93,743

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

The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy:

	As of September 30, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (1)
Financial Assets
Investments	$512,207	Embedded value	N/A	N/A	N/A
	121,666	Discounted cash flow	Discount rate	8.9% - 52.8%	29.4%
	305,869	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	41,911	Discounted cash flow	Discount rate	15.0%	15.0%
Derivative assets	7,891	Option model	Volatility rate	38.8% - 40.0%	39.7%
Investments of consolidated VIEs:
Bank loans	491,893	Adjusted transaction value	N/A	N/A	N/A
		Discounted cash flow	Discount rate	7.1% - 32.7%	7.6%
Equity securities	411,320	Dividend discount model	Discount rate	13.9%	13.9%
Bonds	32,035	Discounted cash flow	Discount rate	7.9%	7.9%
		Adjusted transaction value	N/A	N/A	N/A
Warrants	148	Discounted cash flow	Discount rate	15.4%	15.4%
Total Financial Assets	$1,924,940
Financial Liabilities
Contingent Consideration Obligation	103,002	Discounted cash flow	Discount rate	19.0%	19.0%
Total Financial Liabilities	$103,002

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
The significant unobservable inputs used in the fair value measurement of bank loans, bonds, profit participating notes, warrants and other equity investments are discount rates. Significant increases (decreases) in discount rates would result in significantly lower (higher) fair value measurements.
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
Enterprise value as a multiple of EBITDA is common and relevant for most companies and industries, however, other industry specific multiples are employed where available and appropriate. Sources for gaining additional knowledge related to comparable companies include public filings, annual reports, analyst research reports and press releases. Once a comparable company set is determined, Apollo reviews certain aspects of the subject company’s performance and determines how its performance compares to the group and to certain individuals in the group. Apollo compares certain measurements such as EBITDA margins, revenue growth over certain time periods, leverage ratios and growth opportunities. In addition, Apollo compares the entry multiple and its relation to the comparable set at the time of acquisition to understand its relation to the comparable set on each measurement date.
Income Approach
The income approach provides an indication of fair value based on the present value of cash flows that a business or security is expected to generate in the future. The most widely used methodology for the income approach is a discounted cash flow method. Inherent in the discounted cash flow method are significant assumptions related to the subject company’s expected results, the determination of a terminal value and a calculated discount rate, which is normally based on the subject company’s weighted average cost of capital, or “WACC.” The WACC represents the required rate of return on total capitalization, which is comprised of a required rate of return on equity, plus the current tax-effected rate of return on debt, weighted by the relative percentages of equity and debt that are typical in the industry. The most critical step in determining the appropriate WACC for each subject company is to select companies that are comparable in nature to the subject company and the credit quality of the subject company. Sources for gaining additional knowledge about the comparable companies include public filings, annual reports, analyst research reports and press releases. The general formula then used for calculating the WACC considers the

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
after-tax rate of return on debt capital and the rate of return on common equity capital, which further considers the risk-free rate of return, market beta, market risk premium and small stock premium, if applicable. The variables used in the WACC formula are inferred from the comparable market data obtained. The Company evaluates the comparable companies selected and concludes on WACC inputs based on the most comparable company or analyzes the range of data for the investment.
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
8. OTHER ASSETS
Other assets consisted of the following:

	As of September 30, 2022	As of December 31, 2021
Fixed assets	$403,095	$256,252
Less: Accumulated depreciation and amortization	(148,699)	(130,072)
Fixed assets, net	254,396	126,180
Deferred equity-based compensation(1)	240,759	282,900
Intangible assets, net(2)	185,146	14,846
Commitment asset(3)	154,563	—
Prepaid expenses	60,486	57,765
Tax receivables	55,040	30,334
Other	134,031	73,876
Total Other Assets	$1,084,421	$585,901

(1) Deferred equity-based compensation relates to the value of equity-based awards that have been or are expected to be granted in connection with the settlement of certain profit sharing arrangements. A corresponding amount for awards expected to be granted of $181.1 million and $210.6 million, as of September 30, 2022 and December 31, 2021, respectively, is included in other liabilities on the condensed consolidated statements of financial condition.

(2) Includes intangible assets from the acquisition of Griffin Capital's U.S. asset management business.
(3) Represents a commitment from an institutional investor as part of a strategic transaction.
Depreciation expense was $8.3 million and $4.8 million for the three months ended September 30, 2022 and 2021, respectively, and $22.2 million and $13.1 million for the nine months ended September 30, 2022 and 2021, respectively, and is presented as a component of general, administrative and other expense in the condensed consolidated statements of operations.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$18,002	$10,916	$51,283	$33,930
The following table presents supplemental cash flow information related to operating leases:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating cash flows for operating leases	$14,285	$10,971	$32,851	$23,465
As of September 30, 2022, the Company’s total lease payments by maturity are presented in the following table:

Operating Lease Payments
Remaining 2022	$15,523
2023	67,832
2024	67,981
2025	67,244
2026	62,739
Thereafter	511,882
Total lease payments	$793,201
Less imputed interest	(124,120)
Present value of lease payments	$669,081
The Company has undiscounted future operating lease payments of $127.3 million related to leases that have not commenced that were entered into as of September 30, 2022. Such lease payments are not yet included in the table above or the Company’s condensed consolidated statements of financial condition as lease assets and lease liabilities. These operating leases are anticipated to commence in 2023 or later with lease terms of approximately 12 to 14 years.
Supplemental information related to leases is as follows:

	As of September 30, 2022	As of September 30, 2021
Weighted average remaining lease term (in years)	12.5	13.3
Weighted average discount rate	2.7%	2.9%
10. INCOME TAXES

The Company’s income tax provision totaled $22.1 million and $101.4 million for the three months ended September 30, 2022, and 2021, respectively, and $163.9 million and $498.7 million for the nine months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rate was 20.5% and 13.8% for the three months ended September 30, 2022 and 2021, respectively, and 9.6% and 12.0% for the nine months ended September 30, 2022 and 2021, respectively.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”). The IRA contains a number of tax-related provisions including a 15% minimum corporate income tax on certain large corporations as well as an excise tax on stock repurchases. It is unclear how the IRA will be implemented by the U.S. Department of the Treasury through regulation. The Company is evaluating the impact of the IRA on its tax liability, which tax liability could also be affected by how the provisions of the IRA are implemented through such regulation. The Company will continue to evaluate the IRA’s impact as further information becomes available.

Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company recorded $15.7 million of unrecognized tax benefits as of September 30, 2022, for uncertain tax positions. Approximately all of the unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months.

The primary jurisdictions in which the Company operates and incurs income taxes are the United States and the United Kingdom. There are no unremitted earnings with respect to the United Kingdom and other foreign jurisdictions.

In the normal course of business, the Company is subject to examination by federal, state, local and foreign tax authorities. As of September 30, 2022, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2018 through 2020 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax returns of the Company and certain subsidiaries for the 2019 and 2020 tax years. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2020. The United Kingdom authorities are currently examining certain subsidiaries’ tax returns for tax year 2017. There are other examinations ongoing in other foreign jurisdictions, which the Company operates. No provisions with respect to these examinations have been recorded, other than the unrecognized tax benefits discussed above.

The Company has historically recorded deferred tax assets resulting from the step-up in the tax basis of assets, including intangibles resulting from exchanges of AOG Units for Class A shares by the Former Managing Partners and Contributing Partners. A related liability has historically been recorded in “Due to Related Parties” in the condensed consolidated statements of financial condition for the expected payments under the tax receivable agreement entered into by and among the Company, the Former Managing Partners, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 14). The benefit the Company has historically obtained from the difference in the tax asset recognized and the related liability resulted in an increase to additional paid in capital. The amortization period for the portion of the increase in tax basis related to intangibles is 15 years. The realization of the remaining portion of the increase in tax basis relates to the disposition of the underlying assets to which the step-up is attributed. The associated deferred tax assets reverse at the time of the corresponding asset disposition.

After the Mergers, the Managing Partners and Contributing Partners no longer own AOG Units. Therefore, there were no new exchanges subject to the tax receivable agreement during the nine months ended September 30, 2022. The table below presents the impact to the deferred tax asset, tax receivable agreement liability and additional paid in capital related to the exchange of AOG Units for Class A shares for the nine months ended September 30, 2021.

Exchange of AOG Units for Class A shares	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Nine Months Ended September 30, 2021	$292,844	$243,157	$49,687

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
11. DEBT
Debt consisted of the following:

		As of September 30, 2022			As of December 31, 2021
	Maturity Date	Outstanding Balance	Fair Value		Outstanding Balance	Fair Value
4.00% 2024 Senior Notes(1)(2)	May 30, 2024	$498,959	$486,201	(4)	$498,469	$530,052	(4)
4.40% 2026 Senior Notes(1)(2)	May 27, 2026	498,114	474,335	(4)	497,730	553,055	(4)
4.87% 2029 Senior Notes(1)(2)	February 15, 2029	674,809	629,825	(4)	674,786	777,703	(4)
2.65% 2030 Senior Notes(1)(2)	June 5, 2030	495,375	395,079	(4)	494,928	506,094	(4)
4.77% 2039 Senior Secured Guaranteed Notes(1)(2)		—	—	(6)	317,985	369,041	(5)
5.00% 2048 Senior Notes(1)(2)	March 15, 2048	296,899	263,572	(4)	296,757	397,191	(4)
4.95% 2050 Subordinated Notes(1)(2)	January 14, 2050	296,714	256,913	(4)	296,675	308,687	(4)
1.70% Secured Borrowing II(1)	April 15, 2032	16,663	15,708	(3)	19,334	19,239	(3)
1.30% 2016 AMI Term Facility I(1)	January 15, 2025	16,536	16,536	(3)	19,186	19,186	(3)
1.40% 2016 AMI Term Facility II(1)	July 23, 2023	15,986	15,986	(3)	18,546	18,546	(3)
Total Debt		$2,810,055	$2,554,155		$3,134,396	$3,498,794

(1) Interest rate is calculated as weighted average annualized.
(2) Includes amortization of note discount, as applicable, totaling $16.3 million and $25.1 million as of September 30, 2022 and December 31, 2021, respectively. Outstanding balance is presented net of unamortized debt issuance costs.

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
(6) There is no outstanding balance as of September 30, 2022. These notes were transferred to a VIE consolidated by Athene during the three months ended March 31, 2022.
As of September 30, 2022, the indentures governing the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2048 Senior Notes and the 2050 Subordinated Notes (the “Indentures”) include covenants that restrict the ability of AMH and, as applicable, the guarantors of the notes under the Indentures to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries, or merge, consolidate or sell, transfer or lease assets. The Indentures also provide for customary events of default.
Apollo’s debt obligations contain various customary loan covenants. As of September 30, 2022, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.
Credit Facilities
The following table represents the Company’s credit facilities as of September 30, 2022:

Instrument/Facility	Borrowing Date	Maturity Date	Administrative Agent	Key terms
AMH credit facility[1]	November 23, 2020	November 23, 2025	Citibank, N.A.	The commitment fee on the $750 million undrawn AMH credit facility as of September 30, 2022 was 0.09%.

[1] Refer below for details regarding the AMH credit facility refinancing, which occurred during the fourth quarter of 2022.
Borrowings under the AMH credit facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. As of September 30, 2022, AMH, the borrower under the facility, could incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as AMH was in compliance with a net leverage ratio not to exceed 4.00 to 1.00.
As of September 30, 2022, there were no amounts outstanding under the AMH credit facility and the Company was in compliance with all covenants under the facility.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

On October 12, 2022 (“Closing Date”), AMH, as borrower, entered into a new $1.0 billion revolving credit facility with Citibank, N.A., as administrative agent, which matures on October 12, 2027 (“2022 AMH credit facility”). In addition, AMH may incur incremental facilities in respect of the 2022 AMH credit facility in an aggregate amount not to exceed $250 million plus additional amounts so long as AMH is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. The 2022 AMH credit facility refinanced the existing AMH credit facility dated as of November 23, 2020. As of the Closing Date, the existing AMH credit facility was undrawn and the facility and all related loan documents were terminated.

Borrowings under the 2022 AMH credit facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. The 2022 AMH credit facility contains various standard affirmative and negative covenants with which AMH and its subsidiaries must comply, including maintaining minimum fee-generating assets under management of not less than $150 billion and a maximum total net leverage ratio not to exceed 4.00 to 1.00.

The interest rate on the 2022 AMH credit facility as of the Closing Date was based on adjusted Term SOFR and the applicable margin was 0.875%. The undrawn revolving commitment fee was 0.08% as of the Closing Date. As of November 8, 2022, there were no amounts outstanding under the 2022 AMH credit facility.
The following table presents the interest expense incurred related to the Company’s debt:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Total Interest Expense(1)	$32,219	$34,820	$96,644	$104,433
(1) Debt issuance costs incurred are amortized into interest expense over the term of the debt arrangement, as applicable.
12. EQUITY-BASED COMPENSATION
Under AGM’s Equity Plan, AGM is permitted to grant equity awards representing ownership interests in AGM common stock to employees of AAM. Equity-based awards granted to employees and non-employees as compensation are measured based on the grant date fair value of the award, which considers the public share price of AGM’s common stock subject to certain discounts, as applicable.
AGM grants both service and performance-based awards. The estimated total grant date fair value for service-based awards is charged to compensation expense on a straight-line basis over the vesting period, which is generally one to six years from the date of grant. Certain service-based awards are tied to profit sharing arrangements in which a portion of the performance fees distributed to the general partner are required to be used by employees to purchase restricted shares of common stock or is delivered in the form of RSUs, which are granted under AGM’s Equity Plan. Performance-based awards vest subject to continued employment and AGM’s achievement of specified performance goals. In accordance with U.S. GAAP, equity-based compensation expense for performance grants are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately.
For the three months ended September 30, 2022 and September 30, 2021, AAM recorded equity-based compensation expense of $104.2 million and $56.2 million, respectively. For the nine months ended September 30, 2022 and September 30, 2021, AAM recorded equity-based compensation expense of $372.9 million and $165.7 million, respectively. As of September 30, 2022, there was $706.7 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 2.9 years.
Service-Based Awards
During the nine months ended September 30, 2022 and September 30, 2021, AGM awarded service-based grants of 3.6 million RSUs and 2.3 million RSUs with a grant date fair value of $219.8 million and $117.3 million, respectively.
During the three months ended September 30, 2022 and September 30, 2021, the Company recorded equity-based compensation expense on service-based awards of $49.3 million and $24.3 million, respectively. During the nine months ended September 30, 2022 and September 30, 2021, the Company recorded equity-based compensation expense on service-based awards of $155.5 million and $66.5 million, respectively.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Performance-Based Awards
During the nine months ended September 30, 2022 and September 30, 2021, AGM awarded performance-based grants of 2.9 million and 2.1 million RSUs to certain employees with a grant date fair value of $167.4 million and $97.6 million, respectively, which primarily vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation.
During the three months ended September 30, 2022 and September 30, 2021, the Company recorded equity-based compensation expense on performance-based awards of $39.1 million and $21.1 million, respectively. During the nine months ended September 30, 2022 and September 30, 2021, the Company recorded equity-based compensation expense on performance-based awards of $163.1 million and $65.0 million, respectively.
In December 2021, the Company awarded one-time grants to the Co-Presidents of 6 million RSUs which vest on a cliff basis subject to continued employment over five years, with 2 million of those RSUs also subject to AGM’s achievement of certain fee related earnings and spread related earnings per share metrics. During the three and nine months ended September 30, 2022, the Company recorded equity-based compensation expense of $13.9 million and $41.7 million, respectively, for service-based awards and $5.9 million and $17.6 million, respectively, for performance-based awards, each related to these one-time grants.
Restricted Stock Awards
During the nine months ended September 30, 2022 and September 30, 2021, AGM awarded 0.5 million and 0.6 million restricted stock awards from profit sharing arrangements with a grant date fair value of $33.5 million and $36.4 million, respectively.
During the three months ended September 30, 2022 and September 30, 2021, the Company recorded equity-based compensation expense on restricted stock from profit sharing arrangements of $13.2 million and $8.3 million, respectively. During the nine months ended September 30, 2022 and September 30, 2021, the Company recorded equity-based compensation expense on restricted stock from profit sharing arrangements of $46.1 million and $19.2 million, respectively.
13. EQUITY
Preferred Stock
The Company has 11,000,000 Series A Preferred shares and 12,000,000 Series B Preferred shares issued and outstanding as of September 30, 2022.
Dividends on the Preferred shares are discretionary and non-cumulative. During 2022, quarterly cash dividends were $0.398438 per Series A Preferred share and Series B Preferred share.
Subject to certain exceptions, unless dividends have been declared and paid or declared and set apart for payment on the Preferred shares for a quarterly dividend period, during the remainder of that dividend period Apollo may not declare or pay or set apart payment for dividends on any shares of common stock or any other equity securities that the Company may issue in the future ranking, as to the payment of dividends, junior to the Preferred shares (“Junior Stock”) and Apollo may not repurchase any Junior Stock.
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
Non-Controlling Interests
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income and comprehensive income attributable to non-controlling interests consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to non-controlling interests in consolidated entities:
Interest in management companies and a co-investment vehicle(1)	$267	$1,866	$3,157	$4,464
Other consolidated entities	17,528	110,703	273,827	294,959
Net income attributable to non-controlling interests in consolidated entities	$17,795	$112,569	$276,984	$299,423

Net income attributable to non-controlling interests in the Apollo Operating Group:
Net income	$85,352	$631,417	$1,551,194	$3,655,380
Net income attributable to non-controlling interests in consolidated entities	(17,795)	(112,569)	(276,984)	(299,423)
Net income after non-controlling interests in consolidated entities	67,557	518,848	1,274,210	3,355,957
Adjustments:
Income tax provision(2)	22,069	101,434	163,870	498,731
NYC UBT and foreign tax benefit(3)	(19,083)	(11,213)	(36,414)	(24,694)
Net income in non-Apollo Operating Group entities	9,414	1,099	30,845	1,103
Series A Preferred share dividends	(4,383)	(4,382)	(13,149)	(13,148)
Series B Preferred share dividends	(4,781)	(4,782)	(14,344)	(14,344)
Total adjustments	3,236	82,156	130,808	447,648
Net income after adjustments	70,793	601,004	1,405,018	3,803,605
Weighted average ownership percentage of Apollo Operating Group	42.6%	44.1%	42.6%	45.8%
Net income attributable to non-controlling interests in Apollo Operating Group	$44,127	$260,526	$585,691	$1,761,018

Net income attributable to non-controlling interests	$61,922	$373,095	$862,675	$2,060,441
Other comprehensive loss attributable to non-controlling interests	(32,280)	(10,082)	(66,133)	(20,275)
Comprehensive income attributable to non-controlling interests	$29,642	$363,013	$796,542	$2,040,166

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

Redeemable Non-Controlling Interests
As discussed in note 2, redeemable non-controlling interests primarily represent the shares issued by the Company’s consolidated SPACs. The table below presents the activities associated with the redeemable non-controlling interests.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

	For the Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$1,770,034	$782,702
Redemption of non-controlling interests	(776,272)	—
Deconsolidation of SPAC	(39,588)	—
Net issuances of redeemable non-controlling interests	10,544	907,590
Accretion of redeemable non-controlling interests	58,989	59,762
Balance at end of period	$1,023,707	$1,750,054
14. RELATED PARTY TRANSACTIONS AND INTERESTS IN CONSOLIDATED ENTITIES
Management fees, transaction and advisory fees and reimbursable expenses from the funds the Company manages and their portfolio companies are included in due from related parties in the condensed consolidated statements of financial condition. The Company also typically facilitates the payment of certain operating costs incurred by the funds that it manages as well as their related parties. These costs are normally reimbursed by such funds and are included in due from related parties. Other related party transactions include loans to employees, periodic sales of ownership interests in Apollo funds to employees, and receivables from and payables to AGM. Due from related parties and due to related parties are comprised of the following:

	As of September 30, 2022	As of December 31, 2021
Due from Related Parties:
Due from funds(1)	$484,498	$315,875
Due from employees and former employees	94,139	106,755
Due from portfolio companies	61,493	66,960
Due from parent	37,483	—
Incentive fees receivable	10,074	4,236
Total Due from Related Parties	$687,687	$493,826
Due to Related Parties:
Due to Former Managing Partners and Contributing Partners(2)	$906,157	$1,118,272
Due to parent	657,941	—
Due to funds	116,915	104,130
Total Due to Related Parties	$1,681,013	$1,222,402

(1) Includes $41.9 million and $47.8 million as of September 30, 2022 and December 31, 2021, respectively, related to a receivable from a fund in connection with the Company’s sale of a platform investment to such fund. The amount is payable to the Company over five years and is held at fair value.

(2) Includes $394.4 million and $569.6 million as of September 30, 2022 and December 31, 2021, respectively, related to the purchase of limited partnership interests, payable in equal installments through December 31, 2024.

Tax Receivable Agreement
On January 1, 2022, Apollo acquired Athene and merged operations into a newly established HoldCo, later renamed Apollo Global Management, Inc. Pursuant to the Merger Agreement executed by AGM, the Former Managing Partners and Contributing Partners, all AOG Units beneficially owned by each holder of AOG Units were converted to shares of AGM common stock following the consummation of the Mergers.
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
Following the closing of the Mergers, the Former Managing Partners and Contributing Partners no longer own AOG Units. Therefore, there were no new exchanges subject to the TRA during the nine months ended September 30, 2022.
As a result of the exchanges of AOG Units for Class A shares during the nine months ended September 30, 2021, a $243.2 million liability was recorded to estimate the amount of the future payments to be made by the Company and its subsidiaries to the Former Managing Partners and Contributing Partners pursuant to the TRA.
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
As of September 30, 2022, the outstanding payable amount to Former Managing Partners and Contributing Partners was $394.4 million, which is payable in equal installments through December 31, 2024.
Due from Employees and Former Employees
As of September 30, 2022 and December 31, 2021, due from employees and former employees includes various amounts due to the Company including employee loans and return of profit sharing distributions. As of September 30, 2022 and December 31, 2021, the balance included interest-bearing employee loans receivable of $15.8 million and $17.5 million respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.
The Company recorded a receivable from certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of September 30, 2022 and December 31, 2021 of $65.8 million and $64.5 million, respectively.
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
The Company recorded an indemnification liability in respect of this indemnification obligation of $13.3 million and $13.2 million as of September 30, 2022 and December 31, 2021, respectively.
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
The Company recorded general partner obligations to return previously distributed performance allocations related to certain funds of $88.6 million and $81.2 million as of September 30, 2022 and December 31, 2021, respectively.
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

As of September 30, 2022
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
On January 1, 2022, Apollo and Athene completed the previously announced Mergers. Following the closing of the Mergers, all of the common stock of AAM and AHL is owned by AGM and both AAM and AHL became consolidated subsidiaries of AGM. Subsequent to the closing of the Mergers, the Company distributed its interest in AHL’s Class A common shares to AGM.
Subsequent to the closing of the Mergers, the Company transferred the 2039 Senior Secured Guaranteed Notes to a VIE consolidated by Athene. Similarly, certain of Apollo’s general partner fund co-investments were transferred to Athene, which were subsequently transferred to AAA.
Athora
The Company, through ISGI, provides investment advisory services to certain portfolio companies of funds managed by Apollo and Athora, a strategic platform that acquires or reinsures blocks of insurance business in the European life insurance market (collectively, the “Athora Accounts”). The Company had equity commitments outstanding of up to $401.9 million as of September 30, 2022, subject to certain conditions.
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
The following table presents the revenues earned in aggregate from Athene and Athora:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues earned in aggregate from Athene and Athora, net(1)	$341,888	$284,254	$959,261	$828,045
(1)    Consisting of management fees, sub-advisory fees, and performance revenues from Athene and Athora, as applicable.
Regulated Entities and Affiliated Service Providers
Apollo Global Securities, LLC (“AGS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at September 30, 2022. From time to time, AGS, as well as other Apollo affiliates provide services to related parties of Apollo, including Apollo funds and their portfolio companies, whereby the Company or its affiliates earn fees for providing such services.
Griffin Capital Securities, LLC (“GCS”) is a registered broker dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. GCS was in compliance with these requirements as of September 30, 2022.
Due to parent

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Following the merger with Athene, the Company has a revolving loan agreement with AGM, its parent company, to manage cash balances and to fund liquidity for general corporate use. The balance outstanding on this loan to AGM was $657.9 million as of September 30, 2022.
Investment in SPACs
In October 2020, APSG I, a SPAC, completed an initial public offering, ultimately raising total gross proceeds of $816.8 million, including the underwriters’ subsequent partial exercise of their over-allotment option. In a private placement concurrent with the initial public offering, APSG I sold warrants to APSG Sponsor, L.P., a subsidiary of Apollo, for total gross proceeds of $18.3 million. APSG Sponsor, L.P. previously held Class B ordinary shares of APSG I. In May 2022, APSG I completed a business combination with American Express Global Business Travel. As a result of the business combination, Apollo no longer consolidates APSG I as a VIE. The deconsolidation resulted in an unrealized gain of $162.0 million, which includes $81.5 million of unrealized gains related to previously held Class B ordinary shares, which converted to Class A shares of the newly merged entity (“GBTG”), for the nine months ended September 30, 2022 and is presented in Net gains from investment activities within Other income in the condensed consolidated statements of operations. Apollo continues to hold a non-controlling interest in GBTG at fair value, presented within Investments in the condensed consolidated statements of financial condition. Apollo has significant influence in the retained investment, and has elected the fair value option for subsequent measurement.
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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The tables below present the financial information of these SPACs in aggregate:

	As of September 30, 2022	As of December 31, 2021
Assets:
Cash and cash equivalents	$579	$1,796
Restricted cash and cash equivalents	694,582	690,205
U.S. Treasury securities, at fair value	347,170	1,162,299
Other assets	926	2,627
Total Assets	$1,043,257	$1,856,927
Liabilities, Redeemable non-controlling interests and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$3,250	$2,361
Due to related parties	8,300	20,146
Other liabilities	41,519	143,778
Total Liabilities	53,069	166,285
Redeemable non-controlling interests:
Redeemable non-controlling interests	1,008,679	1,762,282
Stockholders’ Equity:
Additional paid in capital	(63,909)	(98,369)
Retained earnings	45,418	26,729
Total Stockholders’ Equity	(18,491)	(71,640)
Total Liabilities, Redeemable non-controlling interests and Stockholders’ Equity	$1,043,257	$1,856,927

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Expenses:
Interest expense	$7	$3	$16	5
General, administrative and other	685	3,824	6,426	13,369
Total Expenses	692	3,827	6,442	13,374
Other Income:
Net gains from investment activities	3,513	29,185	20,297	27,684
Interest income	4,949	131	6,710	392
Other income (loss), net	(100)	(146)	(300)	(370)
Total Other Income	8,362	29,170	26,707	27,706
Income before income tax provision	7,670	25,343	20,265	14,332
Income tax provision	(179)	—	(179)	—
Net Income Attributable to Apollo Asset Management, Inc.	7,491	25,343	20,086	14,332
15. COMMITMENTS AND CONTINGENCIES
Investment Commitments
As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of September 30, 2022 and December 31, 2021 of $0.5 billion and $1.0 billion, respectively.
Litigation and Regulatory Matters
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
On November 1, 2019, plaintiff Benjamin Fongers filed a putative class action in Illinois Circuit Court, Cook County, against CareerBuilder, LLC (“CareerBuilder”) and AAM. Plaintiff alleges that in March 2019, CareerBuilder changed its compensation plan so that sales representatives such as Fongers would (i) receive reduced commissions; and (ii) only be able to receive commissions for accounts they originated that were not reassigned to anyone else, a departure from the earlier plan. Plaintiff also claims that the plan applied retroactively to deprive sales representatives of commissions to which they were earlier entitled. Plaintiff alleges that AAM exercises complete control over CareerBuilder and thus, CareerBuilder acts as AAM’s agent. Based on these allegations, Plaintiff alleges claims against both defendants for breach of written contract, breach of implied contract, unjust enrichment, violation of the Illinois Sales Representative Act, and violation of the Illinois Wage and Payment Collection Act. The defendants removed the action to the Northern District of Illinois on December 5, 2019, and Plaintiff moved to remand on January 6, 2020. On October 21, 2020, the district court granted the motion to remand. On January 11, 2021, the district court ordered the clerk of court to take the necessary steps to transfer the case back to Illinois Circuit Court, Cook County. On March 8, 2021, Plaintiff filed a motion under 28 U.S.C. § 1447(c) to recover attorneys’ fees of approximately $35,000 for the remand briefing. Defendants filed their opposition on March 31, 2021, and Plaintiff replied on April 14, 2021. Defendants filed motions to dismiss the complaint in the Illinois Circuit Court, Cook County on June 11, which

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
were fully briefed on August 13, 2021. CareerBuilder has also filed a Motion for a Protective Order and to Stay Discovery pending the outcome of the motions to dismiss. On February 7, 2022, the court held a hearing on the motions to dismiss and the request to stay discovery. At the hearing, the court took the motions to dismiss under advisement and granted CareerBuilder’s motion to stay discovery. On March 11, 2022, the parties filed a Notice of Settlement notifying the court that the parties have reached an agreement to resolve the case in full, and the court has granted preliminary approval of the settlement. The final approval hearing for the settlement is scheduled for November 17, 2022.
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
On August 4, 2020, a putative class action complaint was filed in the United States District Court for the District of Nevada against PlayAGS Inc. (“PlayAGS”), all of the members of PlayAGS’s board of directors (including three directors who are affiliated with Apollo), certain underwriters of PlayAGS (including Apollo Global Securities, LLC), as well as AAM, Apollo Investment Fund VIII, L.P., Apollo Gaming Holdings, L.P., and Apollo Gaming Voteco, LLC (these last four parties, together, the “Apollo Defendants”). The complaint asserts claims against all defendants arising under the Securities Act of 1933 in connection with certain secondary offerings of PlayAGS stock conducted in August 2018 and March 2019, alleging that the registration statements issued in connection with those offerings did not fully disclose certain business challenges facing PlayAGS. The complaint further asserts a control person claim under Section 20(a) of the Exchange Act against the Apollo Defendants and the director defendants (including the directors affiliated with Apollo), alleging such defendants were responsible for certain misstatements and omissions by PlayAGS about its business. Plaintiffs filed amended complaints on January 11, 2021 and again on March 25, 2021. On May 24, 2021, the Apollo Defendants filed a motion to dismiss the complaint, which motion remains pending. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
On or around October 19, 2021, a purported stockholder of AAM filed a complaint against AAM in the Court of Chancery of the State of Delaware seeking the disclosure of certain additional documents pursuant to Section 220 of the Delaware General Corporation Law. The complaint alleges that the stockholder seeks to investigate (a) whether wrongdoing or mismanagement occurred in connection with the decision of the AAM board of directors to pay, in connection with the elimination of the AAM Up-C structure, the partners of AP Professional Holdings, L.P. (including the Former Managing Partners) a payment of cash equal to $3.66 per AOG Unit held, which the complaint characterizes as providing $640 million for “Tax Receivable Agreement” assets (which the stockholder alleges are worth nothing); (b) the independence and disinterestedness of AAM directors and/or officers; and (c) potential damages relating thereto. Apollo and the stockholder subsequently resolved the Section 220 action through the production of supplemental documents, and, on September 29, 2022, the Section 220 action was voluntarily dismissed. It is possible that the stockholder later pursues a plenary action challenging the substantive issues that are the subject of the stockholder’s investigation.
Certain of Apollo’s investment adviser subsidiaries have received a request for information and documents from the SEC in connection with an investigation concerning compliance with record retention requirements relating to business communications sent or received via electronic messaging channels. As has been publicly reported, the SEC is conducting similar investigations of other investment advisers.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Commitments and Contingencies
Other long-term obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo, as well as long-term service contracts. A significant portion of these costs are reimbursable by funds or portfolio companies. As of September 30, 2022, fixed and determinable payments due in connection with these obligations were as follows:

	Remaining 2022	2023 - 2024	2025 - 2026	2027 and Thereafter	Total
Other long-term obligations	$15,966	$17,403	$249	$—	$33,618
Contingent Obligations
Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through September 30, 2022 and that would be reversed approximates $4.3 billion. Management views the possibility of all of the investments becoming worthless as remote. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of September 30, 2022 and December 31, 2021, there were no open underwriting commitments.
The Company and Athene, together with a third-party institutional investor, have committed to provide financing to a consolidated VIE that invests across Apollo’s capital markets platform (such VIE, the “Apollo Capital Markets Partnership”). Pursuant to these arrangements, the Company and Athene have committed equity financing to the Apollo Capital Markets Partnership. The Apollo Capital Markets Partnership also has a revolving credit facility with Sumitomo Mitsui Banking Corporation, as lead arranger, administrative agent and letter of credit issuer, Mizuho Bank Ltd., and other lenders party thereto, pursuant to which it may borrow up to $2.25 billion. The revolving credit facility, which has a final maturity date of April 1, 2025, is non-recourse to the Company and Athene, except that the Company and Athene provided customary comfort letters with respect to their capital contributions to the Apollo Capital Markets Partnership. As of September 30, 2022, the Apollo Capital Markets Partnership had funded commitments of $511 million to transactions across Apollo’s capital markets platform, all of which were funded through the revolving credit facility, and no capital had been funded by the Company or Athene to the Apollo Capital Markets Partnership pursuant to their commitments.
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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future performance revenues earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability was determined based on the present value of estimated future performance revenue payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the remaining contingent obligation was $103.0 million and $125.9 million as of September 30, 2022 and December 31, 2021, respectively.
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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following tables present financial data for the Company’s reportable segments.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Asset Management
Management Fees	$545,924	$472,483	$1,573,197	$1,395,200
Advisory and transaction fees, net	104,532	65,077	271,781	203,807
Fee-related performance fees	19,989	19,856	45,866	36,702
Fee related compensation	(193,793)	(160,689)	(556,389)	(476,663)
Other operating expenses	(112,005)	(76,601)	(318,716)	(218,316)
Fee Related Earnings (FRE)	364,647	320,126	1,015,739	940,730

Principal Investing
Realized performance fees	92,993	608,130	371,044	1,183,640
Realized investment income	61,410	295,225	537,776	397,610
Principal investing compensation	(87,580)	(309,016)	(398,566)	(631,382)
Other operating expenses	(7,214)	(12,014)	(19,250)	(34,149)
Principal Investing Income (PII)	59,609	582,325	491,004	915,719

Adjusted Segment Income	424,256	902,451	1,506,743	1,856,449

Segment Assets:
Asset Management			$1,936,252
Principal Investing			8,379,698
Total Assets(1)			$10,315,950

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
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following table presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Adjusted Segment Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Income before income tax provision	$107,421	$732,851	$1,715,064	$4,154,111
Equity-based profit sharing expense and other(1)	55,728	31,731	219,454	93,595
Equity-based compensation	45,183	19,538	138,584	55,187
Transaction-related charges(2)	8,028	(954)	5,928	27,028
Merger-related transaction and integration costs(3)	12,150	14,647	48,637	38,331
(Gains) losses from changes in tax receivable agreement liability	—	—	14,184	(1,941)
Net income attributable to non-controlling interests in consolidated entities	(17,795)	(112,569)	(276,984)	(299,423)
Unrealized performance fees	66,202	159,044	109,083	(1,411,205)
Unrealized profit sharing expense	(18,609)	(40,991)	(15,909)	646,142
Net interest expense	21,236	32,552	78,007	100,365
Unrealized principal investment income (loss)	127,488	218,816	137,784	(153,577)
Unrealized net (gains) losses from investment activities and other	17,224	(152,214)	(667,089)	(1,392,164)
Adjusted Segment Income	$424,256	$902,451	$1,506,743	$1,856,449

(1) Equity-based profit sharing expense and other includes certain profit sharing arrangements in which a portion of performance fees distributed to the general partner are required to be used by employees of Apollo to purchase restricted shares of common stock or is delivered in the form of RSUs, which are granted under AGM’s Equity Plan. Equity-based profit sharing expense and other also includes performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense.

(2) Transaction-related charges include contingent consideration, equity-based compensation charges and the amortization of intangible assets and certain other charges associated with acquisitions, and restructuring charges.

(3) Merger-related transaction and integration costs includes advisory services, technology integration, equity-based compensation charges and other costs associated with the Mergers.
The following table presents the reconciliation of the Company’s total reportable segment assets to total assets:

	As of September 30, 2022	As of December 31, 2021
Total reportable segment assets	$10,315,950	$13,573,400
Adjustments(1)	2,002,132	16,928,494
Total assets	$12,318,082	$30,501,894

(1) Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.
17. SUBSEQUENT EVENTS
Dividends
On November 2, 2022, the Company declared a cash dividend of $0.398438 per share of Series A Preferred shares and Series B Preferred shares, which will be paid on December 15, 2022 to holders of record at the close of business on December 1, 2022.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Apollo Asset Management, Inc.’s condensed consolidated financial statements and the related notes within this quarterly report. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section entitled “Risk Factors” in the 2021 Annual Report and “Item 1A. Risk Factors” in this quarterly report. The highlights listed below have had significant effects on many items within our condensed consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods. Target returns included in this report are presented gross and do not account for fees, expenses and taxes, which will reduce returns. Target returns are neither guarantees nor predictions or projections of future performance. There can be no assurance that target returns will be achieved or that Apollo will be successful in implementing the applicable strategy. Actual gross and net returns for funds managed by Apollo, and individual investors participating directly or indirectly in funds managed by Apollo, may vary significantly from the target returns set forth herein.
General
Our Businesses
Founded in 1990, Apollo is a high-growth, global alternative asset manager. Apollo conducts its business primarily in the United States through the following two reportable segments: asset management and principal investing. These business segments are differentiated based on the investment services they provide as well as varying investing strategies. Apollo had a team of 2,528 employees, including 733 investment professionals, as of September 30, 2022.
Asset Management
Our asset management segment focuses on three investing strategies: yield, hybrid and equity. We have a flexible mandate in many of the funds we manage which enables the funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds, as well as other institutional and individual investors. As of September 30, 2022, we had total AUM of $523.3 billion.
Yield
Yield is our largest asset management strategy with $372.6 billion of AUM as of September 30, 2022. Our yield strategy focuses on generating excess returns through high-quality credit underwriting and origination. Beyond participation in the traditional issuance and secondary credit markets, through our origination platforms and corporate solutions capabilities we seek to originate attractive and safe-yielding assets for the funds we manage. Within our yield strategy, we target 4% to 10% returns for the funds we manage. Since inception, the total return yield fund has generated a 5% gross ROE and 4% net ROE annualized through September 30, 2022.
Hybrid
Our hybrid strategy, with $56.7 billion of AUM as of September 30, 2022, brings together our capabilities across debt and equity to seek to offer a differentiated risk-adjusted return with an emphasis on structured downside protected opportunities across asset classes. We target 8% to 15% returns within our hybrid strategy by pursuing investments in all market environments, deploying capital during both periods of dislocation and market strength, and focusing on different investing strategies and asset classes. Our flagship hybrid credit hedge fund has generated a 11% gross ROE and 7% net ROE annualized and our hybrid value funds have generated a 21% gross IRR and a 17% net IRR from inception through September 30, 2022.
Equity
Our equity strategy, with $93.9 billion of AUM as of September 30, 2022, emphasizes flexibility, complexity, and purchase price discipline to drive opportunistic-like returns for the funds we manage throughout market cycles. Apollo’s equity team has experience across sectors, industries, and geographies in both private equity and real estate equity. Our controlled equity transactions are principally buyouts, corporate carveouts and distressed investments, while our real estate funds generally transact in single asset, portfolio and platform acquisitions. Within our equity strategy, we target upwards of 15% returns in the funds we manage. We have consistently produced attractive long-term investment returns in our traditional private equity funds, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through September 30, 2022.

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
Business Environment
As a global alternative asset manager, we are affected by the condition of global financial markets and the economy. Price fluctuations within equity, credit, commodity, foreign exchange markets, as well as interest rates and global inflation, which may be volatile and mixed across geographies, can significantly impact the performance of our business, including, but not limited to, the valuation of investments including those of the funds we manage, and related income we may recognize.
We carefully monitor economic and market conditions that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives, which includes global inflation.
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

U.S. inflation remained heightened during the third quarter of 2022, and the U.S. Federal Reserve continued its interest rate hiking cycle as a result. The U.S. Bureau of Labor Statistics reported that the annual U.S. inflation rate increased to 8.2% as of September 30, 2022, compared to 9.1% as of June 30, 2022, and core inflation is at the highest level since the 1980s. In September 2022, the Federal Reserve raised the benchmark interest rate to a target range of 3.00% to 3.25% from a target range of 1.50% to 1.75% in June 2022. The increase in the U.S. inflation rate continues to be driven by various factors, including the armed conflict between Ukraine and Russia, supply chain disruptions, persistent consumer demand, tight labor markets, a distorted supply/demand housing imbalance, and residential vacancy rates.
In the U.S., the S&P 500 Index decreased by 5.3% during the third quarter of 2022, following a decrease of 16.4% during the second quarter of 2022. Global equity markets have also been impacted, with the MSCI All Country World ex USA Index decreasing 9.1% during the third quarter of 2022, following a decrease of 14.4% in the second quarter of 2022.
Conditions in the credit markets have a significant impact on our business. Credit markets are negative in 2022, with the BofAML HY Master II Index decreasing by 0.7% in the third quarter of 2022, while the S&P/LSTA Leveraged Loan Index increased by 1.3%. The U.S. 10-year Treasury yield at the end of the quarter was 3.83%.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 2.6% in the third quarter of 2022, following a decrease of 0.9% in the second quarter of 2022. As of October 2022, the International Monetary Fund estimated that the U.S. economy will expand by 1.6% in 2022 and 1.0% in 2023. The U.S. Bureau of Labor Statistics reported that the U.S. unemployment rate decreased to 3.5% as of September 30, 2022.
Foreign exchange rates can materially impact the valuations of our investments and those of the funds we manage that are denominated in currencies other than the U.S. dollar. The increasing yield disparity globally drove the strengthening of the U.S. dollar compared to the euro and the British pound. Relative to the U.S. dollar, the euro depreciated 6.5% during the third quarter of 2022, after depreciating 5.3% in the second quarter of 2022, while the British pound depreciated 8.3% during the third quarter of 2022, after depreciating 7.3% in the second quarter of 2022. The price of crude oil depreciated by 24.8% during the quarter, after appreciating by 5.5% in the second quarter of 2022, as recession fears counteracted constrained supply and oil export disruptions due to the ongoing conflict between Ukraine and Russia.
We are actively monitoring the developments in Ukraine resulting from the Russia/Ukraine conflict and the economic sanctions and restrictions imposed against Russia, Belarus, and certain Russian and Belarussian entities and individuals. Apollo continues to (i) identify and assess any exposure to designated persons or entities across Apollo’s business; (ii) ensure existing surveillance and controls are calibrated to the evolving sanctions; and (iii) ensure appropriate levels of communication across Apollo, and with other relevant market participants, as appropriate.
As of September 30, 2022, the funds we manage have no investments that would cause Apollo or any Apollo managed fund to be in violation of current international sanctions, and we believe the direct exposure of investment portfolios of the funds we manage to Russia and Ukraine is insignificant. Apollo and the funds we manage do not intend to make any new material investments in Russia, and have appropriate controls in place to ensure review of any new exposure.
Regardless of the market or economic environment at any given time, Apollo relies on its contrarian, value-oriented approach to consistently invest capital on behalf of its fund investors by focusing on opportunities that management believes are often overlooked by other investors. As such, Apollo’s global integrated investment platform across yield, hybrid and equity strategies had gross capital deployment of $37.4 billion and $123.4 billion during the three and nine months ended September 30, 2022, respectively, driven by investments in investment grade and high yield corporate credit, our direct lending franchises, and the hybrid capital solutions and private equity funds we manage.
Apollo has one of the largest investing platforms in the world, deploying capital for investors across the risk/return spectrum from investment grade credit all the way up through private equity across its yield, hybrid, and equity investing strategies. Apollo’s focus on nine core industry sectors, combined with more than 32 years of investment experience, has allowed Apollo to respond quickly to changing environments. Apollo’s core industry sectors include chemicals, manufacturing and industrial, natural resources, consumer and retail, consumer services, business services, financial services, leisure, and media/telecom/technology. Apollo believes that these attributes have contributed to the success of the equity funds it manages investing in buyouts as well as credit opportunities investing in senior loans, high yield, and distressed credit during both expansionary and recessionary economic periods. Over the past decade, to support the significant growth of its yield investing capabilities, Apollo has developed a differentiated asset origination ecosystem which produces private credit and large-cap loan origination investment opportunities for its fund investors and retirement services clients.
In general, institutional investors continue to allocate capital towards alternative investment managers for more attractive risk-adjusted returns in a low interest rate environment, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities, such as continuing to grow the assets of our perpetual capital vehicles. As such, Apollo had $34.1 billion and $100.4 billion of capital inflows during the three and nine months ended September 30, 2022, respectively. Apollo returned $10.1 billion and $21.5 billion of capital and realized gains to the investors in the funds it manages during the three and nine months ended September 30, 2022, respectively.
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
As of September 30, 2022, approximately 45% of the value of the investments of the funds we manage on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 55% was determined primarily by comparable company and industry multiples or discounted cash flow models. See “Item 1A. Risk Factors—Risks Related to Our Businesses—Our funds’ performance, and our performance, may be adversely affected by the financial performance of our funds’ portfolio companies and the industries in which our funds invest” in the 2021 Annual Report for discussion regarding certain industry-specific risks that could affect the fair value of certain of the portfolio company investments of the funds we manage.
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
The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis and (ii) realized and unrealized performance fees:

	As of September 30,	Performance Fees for the Three Months Ended September 30, 2022			Performance Fees for the Nine Months Ended September 30, 2022
	2022
	Performance Fees Receivable on an Unconsolidated Basis	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in thousands)
AIOF I and II	$30,189	$16,209	$—	$16,209	$14,162	$5,605	$19,767
ANRP I, II and III(1)	28,573	(782)	317	(465)	(64,502)	2,148	(62,354)
EPF Funds(1)	127,309	9,335	9,588	18,923	(11,188)	46,995	35,807
FCI Funds	135,733	(12,021)	—	(12,021)	(3,552)	—	(3,552)
Fund IX	1,136,908	(32,853)	22,178	(10,675)	368,662	93,423	462,085
Fund VIII	293,810	(35,513)	8,083	(27,430)	(432,411)	14,429	(417,982)
Fund VII(2)	39,727	(9,568)	9,153	(415)	(37,738)	43,677	5,939
Fund VI	16,587	(304)	869	565	(845)	1,172	327
Fund IV and V(1)	—	136	—	136	(190)	—	(190)
HVF I	87,311	4,645	3,197	7,842	(18,771)	60,027	41,256
Real Estate Equity(1)	60,269	107	664	771	17,942	14,314	32,256
Corporate Credit	13,267	5,764	5,704	11,468	1,188	10,095	11,283
Structured Finance and ABS	75,096	6,814	3,880	10,694	(4,568)	14,159	9,591
Direct Origination	140,765	7,799	10,617	18,416	29,788	26,291	56,079
Other(1)(3)	357,417	(26,682)	38,732	12,050	29,394	84,575	113,969
Total	$2,542,961	$(66,914)	$112,982	$46,068	$(112,629)	$416,910	$304,281
Total, net of profit sharing payable(4)/expense	1,153,713	(47,097)	37,181	(9,916)	(92,923)	55,048	(37,875)
(1)As of September 30, 2022, certain funds had $88.6 million in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations was $1.4 billion, as of September 30, 2022.
(2)As of September 30, 2022, the remaining investments and escrow cash of Fund VII was valued at 112% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of September 30, 2022, Fund VII had $85.5 million of gross performance fees, or $48.7 million net of profit sharing, in escrow. With respect to Fund VII, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreements. Performance fees receivable as of September 30, 2022 and realized performance fees for the three and nine months ended September 30, 2022 include interest earned on escrow balances that is not subject to contingent repayment.
(3)Other includes certain SIAs.
(4)There was a corresponding profit sharing payable of $1.4 billion as of September 30, 2022, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $103.0 million.
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

The following table summarizes our performance fees since inception for our combined segments through September 30, 2022:

	Performance Fees Since Inception(1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized(2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation(3)	Maximum Performance Fees Subject to Potential Reversal(4)
	(in millions)
AIOF I and II	$30.2	$37.1	$67.3	$—	$47.8
ANRP I, II and III	28.6	158.6	187.2	15.1	50.1
EPF Funds	127.3	457.5	584.8	26.9	348.0
FCI Funds	135.7	24.2	159.9	—	135.7
Fund IX	1,136.9	482.6	1,619.5	—	1,404.2
Fund VIII	293.8	1,653.2	1,947.0	—	1,354.9
Fund VII	39.7	3,225.1	3,264.8	—	14.9
Fund VI	16.6	1,663.9	1,680.5	—	—
Fund IV and V	—	2,053.1	2,053.1	31.9	0.6
HVF I	87.3	145.1	232.4	—	153.2
Real Estate Equity	60.3	71.2	131.5	1.5	71.5
Corporate Credit	13.3	926.0	939.3	—	7.6
Structured Finance and ABS	75.1	52.2	127.3	—	60.9
Direct Origination	140.8	69.6	210.4	—	127.8
Other(5)	357.4	1,681.2	2,038.6	13.2	538.7
Total	$2,543.0	$12,700.6	$15,243.6	$88.6	$4,315.9
(1)Certain funds are denominated in euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $0.98 as of September 30, 2022. Certain funds are denominated in pounds sterling and historical figures are translated into U.S. dollars at an exchange rate of £1.00 to $1.12 as of September 30, 2022.
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
(3)Amounts were computed based on the fair value of fund investments on September 30, 2022. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at September 30, 2022. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.
(4)Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on September 30, 2022. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in non-controlling interests in the condensed consolidated financial statements. As of September 30, 2022, the non-controlling interests relates to the 42.6% ownership interest in the Apollo Operating Group held directly by AGM. As of September 30, 2021, non-controlling interests include the 36.6% ownership interest in the Apollo Operating Group held by the Former Managing Partners and Contributing Partners through their limited partner interests in Holdings. Additionally, as of September 30, 2021, Athene held a 6.7% non-controlling interest in the Apollo Operating Group. Non-controlling interests also include limited partner interests in certain consolidated funds and VIEs.
Results of Operations
Below is a discussion of our condensed consolidated results of operations for the three and nine months ended September 30, 2022 and 2021. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Three Months Ended September 30,		Total Change	Percentage Change	For the Nine Months Ended September 30,		Total Change	Percentage Change
	2022	2021			2022	2021
	(in thousands)				(in thousands)
Revenues:
Management fees	$582,665	$474,537	$108,128	22.8%	$1,665,611	$1,401,814	$263,797	18.8%
Advisory and transaction fees, net	110,141	62,831	47,310	75.3	286,419	205,530	80,889	39.4
Investment income (loss)	(29,248)	536,494	(565,742)	NM	480,889	3,125,371	(2,644,482)	(84.6)
Incentive fees	9,287	5,436	3,851	70.8	17,090	23,608	(6,518)	(27.6)
Total Revenues	672,845	1,079,298	(406,453)	(37.7)	2,450,009	4,756,323	(2,306,314)	(48.5)
Expenses:
Compensation and benefits
Salary, bonus and benefits	232,433	182,576	49,857	27.3	684,700	538,505	146,195	27.1
Equity-based compensation	104,164	56,218	47,946	85.3	372,922	165,664	207,258	125.1
Profit sharing expense	49,549	262,874	(213,325)	(81.2)	371,533	1,279,601	(908,068)	(71.0)
Total compensation and benefits	386,146	501,668	(115,522)	(23.0)	1,429,155	1,983,770	(554,615)	(28.0)
Interest expense	32,219	34,820	(2,601)	(7.5)	96,644	104,433	(7,789)	(7.5)
General, administrative and other	161,208	112,419	48,789	43.4	452,292	329,235	123,057	37.4
Total Expenses	579,573	648,907	(69,334)	(10.7)	1,978,091	2,417,438	(439,347)	(18.2)
Other Income:
Net gains (losses) from investment activities	(16,148)	172,798	(188,946)	NM	901,168	1,439,343	(538,175)	(37.4)
Net gains from investment activities of consolidated variable interest entities	11,387	142,455	(131,068)	(92.0)	327,459	400,452	(72,993)	(18.2)
Interest income	15,377	2,114	13,263	NM	23,999	3,557	20,442	NM
Other income (loss), net	3,533	(14,907)	18,440	NM	(9,480)	(28,126)	18,646	(66.3)
Total Other Income	14,149	302,460	(288,311)	(95.3)	1,243,146	1,815,226	(572,080)	(31.5)
Income before income tax provision	107,421	732,851	(625,430)	(85.3)	1,715,064	4,154,111	(2,439,047)	(58.7)
Income tax provision	(22,069)	(101,434)	79,365	(78.2)	(163,870)	(498,731)	334,861	(67.1)
Net Income	85,352	631,417	(546,065)	(86.5)	1,551,194	3,655,380	(2,104,186)	(57.6)
Net income attributable to non-controlling interests	(61,922)	(373,095)	311,173	(83.4)	(862,675)	(2,060,441)	1,197,766	(58.1)
Net Income Attributable to Apollo Asset Management, Inc.	23,430	258,322	(234,892)	(90.9)	688,519	1,594,939	(906,420)	(56.8)
Series A Preferred Stock Dividends	(4,383)	(4,382)	(1)	—	(13,149)	(13,148)	(1)	—
Series B Preferred Stock Dividends	(4,781)	(4,782)	1	—	(14,344)	(14,344)	—	—
Net Income Attributable to Apollo Asset Management, Inc. Common Stockholders	$14,266	$249,158	$(234,892)	(94.3)%	$661,026	$1,567,447	$(906,421)	(57.8)%
Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
In this section, references to 2022 refer to the three months ended September 30, 2022 and references to 2021 refer to the three months ended September 30, 2021.
Revenues
Revenues were $672.8 million in 2022, a decrease of $406.5 million from $1.1 billion in 2021, primarily driven by lower investment income (loss). Investment income (loss) decreased $565.7 million in 2022 to $(29.2) million compared to $536.5 million in 2021. The investment income (loss) of $(29.2) million in 2022 is comprised of principal investment income (losses) of $(70.4) million, partially offset by performance allocations of $41.1 million.
The principal investment income (losses) were primarily attributable to the decreased unrealized value of investments held by certain funds managed by Apollo and other entities in which the Company has a direct interest, mainly with respect to Motive Partners and AP Liberty L.P., as a result of the equity market volatility and public share price fluctuations in 2022. Significant drivers for performance allocations in 2021 were performance allocations earned from Fund IX, HVF I and Fund VII of $176.6 million, $52.6 million and $47.9 million, respectively, primarily as a result of fund appreciation and realization activity. Significant drivers for performance allocations in 2022 were performance allocations earned from EPF III and MidCap of $20.5 million and $13.5 million, respectively, partially offset by performance allocation losses from Fund VIII of $28.6 million.
See below for details on the respective funds’ performance allocations in 2022.
The performance allocations from EPF III in 2022 were primarily driven by net foreign currency gains, as the U.S. dollar strengthened compared to the euro, as well as increased performance allocations related to private positions held in the consumer services and financial services industries.
The performance allocations from MidCap in 2022 were primarily driven by higher interest income.
The performance allocation losses from Fund VIII in 2022 were primarily driven by the depreciation in the value of the fund’s investments in the consumer services, leisure, and media, telecom and technology sectors.
The decrease in investment income (loss) was offset, in part, by increases in management fees and advisory and transaction fees of $108.1 million and $47.3 million, respectively, in 2022. Management fees increased by $108.1 million to $582.7 million in 2022 from $474.5 million in 2021 due to increases in management fees earned from Athene of $40.6 million and Apollo Diversified Real Estate Fund (f/k/a Griffin Institutional Access Real Estate Fund) and Apollo Diversified Credit Fund (f/k/a Griffin Institutional Access Credit Fund) (collectively “ADREF and ADCF”) of $25.4 million, as a result of higher Fee-Generating AUM, driven by yield inflows, and the management fee contribution from the Griffin Capital U.S. asset management business acquisition. Advisory and transaction fees increased by $47.3 million to $110.1 million in 2022 from $62.8 million in 2021. Advisory and transaction fees earned in 2022 were primarily attributable to advisory and transaction fees earned from companies in the consumer services, financial services and natural resource sectors as well as structuring fees earned from companies in the financial services, real estate and consumer services sectors.
Expenses
Expenses were $579.6 million in 2022, a decrease of $69.3 million from $648.9 million in 2021 due to a decrease in profit sharing expense of $213.3 million resulting from lower investment income during 2022. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. This decrease was partially offset by an increase in salary, bonus and benefits of $49.9 million and an increase in equity-based compensation of $47.9 million due to accelerated headcount growth in 2022. In addition, equity-based compensation increased as a result of: i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and ii) the impact of one-time grants awarded to the Co-Presidents which vest on a cliff basis subject to continued employment over five years and the Company’s achievement of FRE and Spread Related Earnings (“SRE”) per share metrics.
General, administrative and other expenses were $161.2 million in 2022, an increase of $48.8 million from $112.4 million in 2021. The increase in 2022 was primarily driven by increases in the amortization expense associated with the Company’s commitment asset, the absorption of occupancy expense to support the Company’s increased headcount, including from the acquisition of Griffin Capital’s U.S. asset management business, as well as higher travel and entertainment expenses.

Other Income (Loss)
Other income (loss) was $14.1 million in 2022, a decrease of $288.3 million from $302.5 million in 2021 primarily due to a decrease in net gains from investment activities, as a result of AAM no longer holding an interest in Athene Holding following the Mergers, and a decrease in net gains from investment activities of consolidated VIEs, as a result of the Company’s deconsolidation of VIEs in the first half of 2022. Other income (loss) in 2022 was primarily attributable to higher interest income earned on the Company’s money market funds and U.S. Treasury securities, as a result of a rising interest rate environment, as well as gains from consolidated VIEs, which was offset, in part, by losses from certain of the Company’s balance sheet investments. Other Income (loss) in 2021 was primarily attributable to net gains from investment activities from the Company’s investment in Athene Holding during 2021.
Income Tax Provision
The Company’s income tax provision totaled $22.1 million and $101.4 million in 2022 and 2021, respectively. The change to the provision was primarily related to the decrease in pre-tax income. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 20.5% and 13.8% for 2022 and 2021, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) income pass through to non-controlling interests, (ii) foreign, state and local income taxes, including NYC UBT, and (iii) equity-based compensation net of the limiting provisions for executive compensation under Internal Revenue Code Section 162(m) (see note 10 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
In this section, references to 2022 refer to the nine months ended September 30, 2022 and references to 2021 refer to the nine months ended September 30, 2021.
Revenues
Revenues were $2.5 billion in 2022, a decrease of $2.3 billion from $4.8 billion in 2021, primarily driven by lower investment income (loss). Investment income (loss) decreased $2.6 billion in 2022 to $480.9 million compared to $3.1 billion in 2021. The decrease in investment income (loss) of $2.6 billion in 2022 was primarily driven by decreases in performance allocations.
Significant drivers for performance allocations in 2021 were performance allocations earned from Fund IX, Fund VIII and Fund VII of $874.9 million, $682.9 million, $231.9 million, respectively, primarily as a result of fund appreciation and realization activity. Significant drivers for performance allocations in 2022 were performance allocations primarily earned from Fund IX of $473.5 million, partially offset by performance allocation losses from Fund VIII of $434.7 million, as a result of continued equity market volatility in 2022.
See below for details on the respective funds’ performance allocations in 2022.
The performance allocations from Fund IX in 2022 were primarily driven by the appreciation and realization of the fund’s investments in the consumer services, leisure, and media, telecom and technology sectors.
The performance allocation losses from Fund VIII were primarily driven by the depreciation in the value of the fund’s investments in the consumer services, leisure, and media, telecom and technology sectors.
The decrease in investment income was offset, in part, by increases in management fees and advisory and transaction fees of $263.8 million and $80.9 million, respectively, in 2022. Management fees increased by $263.8 million to $1.7 billion in 2022 from $1.4 billion in 2021 due to increases in management fees earned from Athene of $132.8 million, MidCap of $22.7 million, and ADREF and ADCF of $41.7 million, as a result of higher Fee-Generating AUM, driven by yield inflows, and the management fee contribution from the Griffin Capital U.S. asset management business acquisition. Advisory and transaction fees increased by $80.9 million to $286.4 million in 2022 from $205.5 million in 2021. Advisory and transaction fees earned during 2022 were primarily attributable to advisory and transaction fees earned from companies in the financial services, consumer services, healthcare, consumer and retail, real estate, natural resources and media, telecom and technology sectors, as well as structuring fees earned from companies in the financial services, consumer services, real estate and leisure sectors.
Expenses
Expenses were $2.0 billion in 2022, a decrease of $439.3 million from $2.4 billion in 2021 due to a decrease in profit sharing expense of $908.1 million resulting from the corresponding lower investment income during 2022. This decrease was partially offset by increases in equity-based compensation of $207.3 million and an increase in salary, bonus and benefits of $146.2 million due to accelerated headcount growth in 2022, including for certain senior level roles, as the Company strategically invests in talent that will seek to capture its next phase of growth. In addition, equity-based compensation increased as a result of: i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and ii) the impact of one-time grants awarded to the Co-Presidents which vest on a cliff basis subject to continued employment over five years and the Company’s achievement of FRE and SRE per share metrics.
General, administrative and other expenses were $452.3 million in 2022, an increase of $123.1 million from $329.2 million in 2021. The increase in 2022 was primarily driven by increases in the amortization expense associated with the Company’s commitment asset, higher travel and entertainment expenses, as well as the absorption of occupancy expense to support the Company’s increased headcount, including from the acquisition of Griffin Capital’s U.S. asset management business.
Other Income
Other Income was $1.2 billion in 2022, a decrease of $572.1 million from $1.8 billion in 2021. This decrease was primarily driven by a decrease in net gains from investment activities, as a result of AAM no longer holding an interest in Athene Holding following the Mergers, and a decrease in net gains from investment activities of consolidated VIEs, as a result of the Company’s deconsolidation of such VIEs in 2022. Other Income in 2022 was primarily attributable to a gain from one of the Company’s balance sheet investments and income earned as a result of APSG I’s deconsolidation event. Other Income in 2021 was primarily due to net gains from investment activities from the Company’s investment in Athene Holding during 2021.
Income Tax Provision
The Company’s income tax provision totaled $163.9 million and $498.7 million in 2022 and 2021, respectively. The change to the provision was primarily related to the decrease in pre-tax income. The provision for income taxes includes federal, state, local and foreign income taxes resulting in an effective income tax rate of 9.6% and 12.0% for 2022 and 2021, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) income passed through to non-controlling interests, (ii) foreign, state and local income taxes, including NYC UBT, and (iii) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m) (see note 10 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
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
We use Adjusted Segment Income, FRE and PII as measures of operating performance, not as measures of liquidity. These measures should not be considered in isolation or as a substitute for net income or other income data prepared in accordance with U.S. GAAP. The use of these measures without consideration of their related U.S. GAAP measures is not adequate due to the adjustments described above.
Segment Analysis
Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by management to assess performance and to allocate resources. See note 16 to our condensed consolidated financial statements for more information regarding our segment reporting.
Our financial results vary, since performance fees, which generally constitute a large portion of the income from the funds that we manage, as well as the transaction and advisory fees that we receive, can vary significantly from quarter to quarter and year to year. As a result, we emphasize long-term financial growth and profitability to manage our business.
Asset Management
The following table presents Fee Related Earnings, the performance measure of our asset management segment.

	Three Months ended September 30,		Total Change	Percentage Change	Nine Months ended September 30,		Total Change	Percentage Change
	2022	2021			2022	2021
	(in thousands)				(in thousands)
Asset Management:
Management fees - Yield	$366,427	$299,189	$67,238	22.5%	$1,041,947	$872,034	$169,913	19.5%
Management fees - Hybrid	52,923	43,535	9,388	21.6	153,935	124,291	29,644	23.9
Management fees - Equity	126,574	129,759	(3,185)	(2.5)	377,315	398,875	(21,560)	(5.4)
Management fees	545,924	472,483	73,441	15.5	1,573,197	1,395,200	177,997	12.8
Advisory and transaction fees, net	104,532	65,077	39,455	60.6	271,781	203,807	67,974	33.4
Fee-related performance fees	19,989	19,856	133	0.7	45,866	36,702	9,164	25.0
Fee-related compensation	(193,793)	(160,689)	(33,104)	20.6	(556,389)	(476,663)	(79,726)	16.7
Other operating expenses	(112,005)	(76,601)	(35,404)	46.2	(318,716)	(218,316)	(100,400)	46.0
Fee Related Earnings (FRE)	$364,647	$320,126	$44,521	13.9	$1,015,739	$940,730	$75,009	8.0

	Three Months ended September 30,		Total Change	Percentage Change	Nine Months ended September 30,		Total Change	Percentage Change
	2021	2020			2021	2020
	(in thousands)				(in thousands)
Asset Management:
Management fees - Yield	$299,189	$251,549	$47,640	18.9%	$872,034	$693,668	$178,366	25.7%
Management fees - Hybrid	43,535	35,505	8,030	22.6	124,291	100,414	23,877	23.8
Management fees - Equity	129,759	139,398	(9,639)	(6.9)	398,875	416,560	(17,685)	(4.2)
Management fees	472,483	426,452	46,031	10.8	1,395,200	1,210,642	184,558	15.2
Advisory and transaction fees, net	65,077	72,362	(7,285)	(10.1)	203,807	170,843	32,964	19.3
Fee-related performance fees	19,856	2,204	17,652	NM	36,702	8,048	28,654	356.0
Fee-related compensation	(160,689)	(137,927)	(22,762)	16.5	(476,663)	(384,349)	(92,314)	24.0
Other operating expenses	(76,601)	(70,899)	(5,702)	8.0	(218,316)	(197,484)	(20,832)	10.5
Fee Related Earnings (FRE)	$320,126	$292,192	$27,934	9.6	$940,730	$807,700	$133,030	16.5

In this section, references to 2022 refer to the three months ended September 30, 2022, references to 2021 refer to the three months ended September 30, 2021 and references to 2020 refer to the three months ended September 30, 2020.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

FRE was $364.6 million in 2022, an increase of $44.5 million compared to $320.1 million in 2021. This increase was primarily attributable to continued growth in management fees and record quarterly advisory and transaction fees. The increase in management fees was primarily attributable to management fees earned from Athene of $39.2 million and ADREF and ADCF of $25.4 million, as a result of higher Fee-Generating AUM. Advisory and transaction fees earned in 2022 were primarily attributable to advisory and transaction fees earned from companies in the consumer services, financial services and natural resource sectors as well as structuring fees earned from companies in the financial services, real estate and consumer services sectors. The growth in revenues was offset, in part, by increases in other operating expenses and fee-related compensation expense associated with the re-basing of cost structure to support the Company’s next phase of growth, including costs associated with the acquisition of Griffin Capital’s U.S. asset management business.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

FRE was $320.1 million in 2021, an increase of $27.9 million compared to $292.2 million in 2020. This increase was primarily attributable to the growth in management fees and fee-related performance fees. The increase in management fees was driven by the yield funds we manage, primarily from Athene. The increase in fee-related performance fees was primarily driven by fees earned from Redding Ridge Holdings and MFIC as each achieved its respective hurdle rates in 2021. The growth in revenues was offset, in part, by higher fee-related compensation expenses due to an increase in headcount as we continued to expand our global team in 2021.

In this section, references to 2022 refer to the nine months ended September 30, 2022, references to 2021 refer to the nine months ended September 30, 2021 and references to 2020 refer to the nine months ended September 30, 2020.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

FRE was $1,015.7 million in 2022, an increase of $75.0 million compared to $940.7 million in 2021. This increase was primarily attributable to the continued growth in management fees and advisory and transaction fees. The increase in management fees was primarily attributable to an increase in management fees earned from Athene of $127.9 million and ADREF and ADCF of $41.7 million, as a result of higher Fee-Generating AUM. Advisory and transaction fees earned in 2022 were primarily attributable to advisory and transaction fees earned from companies in the financial services, consumer services, consumer and retail, real estate, natural resources and media, telecom and technology sectors, as well as structuring fees earned from companies in the financial services, consumer services and real estate sectors. The growth in revenues was offset, in part, by increases in fee-related compensation expense associated with the re-basing of cost structure to support the Company’s next phase of growth, as well as costs associated with the acquisition of Griffin Capital’s U.S. asset management business.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

FRE was $940.7 million in 2021, an increase of $133.0 million compared to $807.7 million in 2020. This increase was primarily attributable to the growth in management fees and advisory and transaction fees. The increase in management fees was primarily driven by Athene, Athora and other funds we manage in our yield strategy. The increase in advisory and transaction fees was primarily driven by transaction and advisory fees earned related to companies in the consumer and retail industries, and transaction and placement fees earned in relation to a company in the media, telecom and technology sector in 2021. The growth in revenues was offset, in part, by higher fee-related compensation expense due to an increase in headcount as we continued to expand our global team in 2021.

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
Assets Under Management
The following presents Apollo’s Total AUM and Fee-Generating AUM by investing strategy (in billions):
The following presents Apollo’s AUM with Future Management Fee Potential by investing strategy (in billions):

The following tables present the components of Performance Fee-Eligible AUM for each of Apollo’s three investing strategies within the asset management segment:

	As of September 30, 2022
	Yield(1)	Hybrid	Equity	Total
	(in millions)
Performance Fee-Generating AUM (1)	$37,271	$12,037	$40,807	$90,115
AUM Not Currently Generating Performance Fees	11,791	16,987	3,418	32,196
Uninvested Performance Fee-Eligible AUM	5,828	13,706	29,812	49,346
Total Performance Fee-Eligible AUM	$54,890	$42,730	$74,037	$171,657

	As of September 30, 2021
	Yield(1)	Hybrid	Equity	Total
	(in millions)
Performance Fee-Generating AUM (1)	$37,064	$16,733	$38,733	$92,530
AUM Not Currently Generating Performance Fees	1,318	4,593	3,175	9,086
Uninvested Performance Fee-Eligible AUM	2,524	15,350	21,468	39,342
Total Performance Fee-Eligible AUM	$40,906	$36,676	$63,376	$140,958

	As of December 31, 2021
	Yield(1)	Hybrid	Equity	Total
	(in millions)
Performance Fee-Generating AUM (1)	$37,756	$17,663	$37,447	$92,866
AUM Not Currently Generating Performance Fees	2,355	4,971	3,614	10,940
Uninvested Performance Fee-Eligible AUM	2,644	16,478	21,075	40,197
Total Performance Fee-Eligible AUM	$42,755	$39,112	$62,136	$144,003

(1) Performance Fee-Generating AUM of $3.9 billion, $4.2 billion and $5.2 billion as of September 30, 2022, September 30, 2021 and December 31, 2021, respectively, are above the hurdle rates or preferred returns and have been deferred to future periods when the fees are probable to not be significantly reversed.

The components of Fee-Generating AUM by investing strategy are presented below:

	As of September 30, 2022
	Yield	Hybrid	Equity		Total
	(in millions)
Fee-Generating AUM based on capital commitments	$—	$2,521	$30,499		$33,020
Fee-Generating AUM based on invested capital	3,400	9,738	12,748		25,886
Fee-Generating AUM based on gross/adjusted assets	280,874	4,789	560		286,223
Fee-Generating AUM based on NAV	39,665	9,110	316		49,091
Total Fee-Generating AUM	$323,939	$26,158	$44,123	(1)	$394,220

(1) The weighted average remaining life of the traditional private equity funds as of September 30, 2022 was 56 months.

	As of September 30, 2021
	Yield	Hybrid	Equity		Total
	(in millions)
Fee-Generating AUM based on capital commitments	$—	$2,576	$30,935		$33,511
Fee-Generating AUM based on invested capital	1,932	6,250	10,139		18,321
Fee-Generating AUM based on gross/adjusted assets	268,442	3,523	324		272,289
Fee-Generating AUM based on NAV	29,642	7,253	277		37,172
Total Fee-Generating AUM	$300,016	$19,602	$41,675	(1)	$361,293

(1) The weighted average remaining life of the traditional private equity funds at September 30, 2021 was 67 months.

	As of December 31, 2021
	Yield	Hybrid	Equity		Total
	(in millions)
Fee-Generating AUM based on capital commitments	$—	$3,580	$27,277		$30,857
Fee-Generating AUM based on invested capital	2,321	6,826	12,075		21,222
Fee-Generating AUM based on gross/adjusted assets	273,695	4,293	406		278,394
Fee-Generating AUM based on NAV	31,290	7,146	192		38,628
Total Fee-Generating AUM	$307,306	$21,845	$39,950	(1)	$369,101

(1) The weighted average remaining life of the traditional private equity funds as of December 31, 2021 was 64 months.
Apollo, through its consolidated subsidiary, ISG, provides asset management services to Athene with respect to assets in the Athene Accounts, including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions, asset diligence, hedging and other asset management services and receives management fees for providing these services. Apollo, through ISG, also provides sub-allocation services with respect to a portion of the assets in the Athene Accounts. See note 14 to the condensed consolidated financial statements for more details regarding the fee rates of the investment management and sub-allocation fee arrangements with respect to the assets in the Athene Accounts. Apollo managed or advised $228.8 billion, $212.6 billion, and $203.6 billion of AUM on behalf of Athene as of September 30, 2022, December 31, 2021 and September 30, 2021, respectively.
Apollo, through ISGI, provides investment advisory services with respect to certain assets in certain portfolio companies of Apollo funds and sub-advises the Athora Accounts and broadly refers to “Athora Sub-Advised” assets as those assets in the Athora Accounts which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages. The Company refers to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub Advised” AUM. See note 14 to the condensed consolidated financial statements for more details regarding the fee arrangements with respect to the assets in the Athora Accounts. Apollo managed or advised $45.3 billion, $59.0 billion, and $61.0 billion of AUM on behalf of Athora as of September 30, 2022, December 31, 2021 and September 30, 2021, respectively.
The following tables summarize changes in total AUM for each of Apollo’s three investing strategies:

	For the Three Months Ended September 30,
	2022				2021
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$375,753	$56,120	$82,889	$514,762	$338,729	$47,041	$86,005	$471,775
Inflows	18,232	2,686	13,175	34,093	17,035	1,598	1,703	20,336
Outflows(2)	(9,466)	(265)	(99)	(9,830)	(3,868)	(294)	—	(4,162)
Net Flows	8,766	2,421	13,076	24,263	13,167	1,304	1,703	16,174
Realizations	(6,555)	(1,548)	(2,026)	(10,129)	(759)	(2,174)	(5,900)	(8,833)
Market Activity(3)	(5,332)	(255)	(17)	(5,604)	(173)	1,033	1,088	1,948
End of Period	$372,632	$56,738	$93,922	$523,292	$350,964	$47,204	$82,896	$481,064

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

(2) Outflows for Total AUM include redemptions of $1.0 billion and $0.6 billion during the three months ended September 30, 2022 and 2021, respectively.
(3) Includes foreign exchange impacts of $(5.1) billion and $(2.1) billion during the three months ended September 30, 2022 and 2021, respectively.

	For the Nine Months Ended September 30,
	2022				2021
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$360,289	$52,772	$84,491	$497,552	$332,880	$42,317	$80,289	$455,486
Inflows	72,353	9,288	18,737	100,378	40,358	6,615	4,781	51,754
Outflows(2)	(30,058)	(1,009)	(101)	(31,168)	(18,131)	(563)	(1,312)	(20,006)
Net Flows	42,295	8,279	18,636	69,210	22,227	6,052	3,469	31,748
Realizations	(8,181)	(4,248)	(9,025)	(21,454)	(2,435)	(4,324)	(14,817)	(21,576)
Market Activity(3)	(21,771)	(65)	(180)	(22,016)	(1,708)	3,159	13,955	15,406
End of Period	$372,632	$56,738	$93,922	$523,292	$350,964	$47,204	$82,896	$481,064

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

(2) Outflows for Total AUM include redemptions of $2.4 billion and $1.9 billion during the nine months ended September 30, 2022 and 2021, respectively.
(3) Includes foreign exchange impacts of $(12.2) billion and $(4.5) billion during the nine months ended September 30, 2022 and 2021, respectively.
The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three investing strategies:

	For the Three Months Ended September 30,
	2022				2021
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$314,062	$25,123	$41,609	$380,794	$291,680	$19,128	$42,752	$353,560
Inflows	26,446	3,089	3,551	33,086	14,627	1,379	268	16,274
Outflows(2)	(11,007)	(1,431)	(154)	(12,592)	(5,713)	(833)	(163)	(6,709)
Net Flows	15,439	1,658	3,397	20,494	8,914	546	105	9,565
Realizations	(317)	(436)	(681)	(1,434)	(623)	(244)	(1,107)	(1,974)
Market Activity(3)	(5,245)	(187)	(202)	(5,634)	45	172	(75)	142
End of Period	$323,939	$26,158	$44,123	$394,220	$300,016	$19,602	$41,675	$361,293

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

(2) Outflows for Fee-Generating AUM include redemptions of $0.7 billion and $0.6 billion during the three months ended September 30, 2022 and 2021, respectively.
(3) Includes foreign exchange impacts of $(3.9) billion and $(1.7) billion during the three months ended September 30, 2022 and 2021, respectively.

	For the Nine Months Ended September 30,
	2022				2021
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$307,306	$21,845	$39,950	$369,101	$285,830	$17,622	$45,222	$348,674
Inflows	64,799	8,248	6,262	79,309	36,070	4,402	1,098	41,570
Outflows(2)	(28,191)	(2,187)	(636)	(31,014)	(19,149)	(2,402)	(1,159)	(22,710)
Net Flows	36,608	6,061	5,626	48,295	16,921	2,000	(61)	18,860
Realizations	(993)	(1,327)	(1,101)	(3,421)	(1,581)	(880)	(3,374)	(5,835)
Market Activity(3)	(18,982)	(421)	(352)	(19,755)	(1,154)	860	(112)	(406)
End of Period	$323,939	$26,158	$44,123	$394,220	$300,016	$19,602	$41,675	$361,293

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

(2) Outflows for Fee-Generating AUM include redemptions of $1.6 billion and $1.8 billion during the nine months ended September 30, 2022 and 2021, respectively.
(3) Includes foreign exchange impacts of $(9.6) billion and $(3.8) billion during the nine months ended September 30, 2022 and 2021, respectively.
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

The following presents gross capital deployment and uncalled commitments (in billions):
As of September 30, 2022 and December 31, 2021, Apollo had $51.5 billion and $47.2 billion of dry powder, respectively, which represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses, and commitments from perpetual capital vehicles.
Principal Investing
The following table presents Principal Investing Income, the performance measure of our principal investing segment.

	Three months ended September 30,		Total Change	Percentage Change	Nine months ended September 30,		Total Change	Percentage Change
	2022	2021			2022	2021
	(in thousands)				(in thousands)
Principal Investing:
Realized performance fees	$92,993	$608,130	$(515,137)	(84.7)%	$371,044	$1,183,640	$(812,596)	(68.7)%
Realized investment income	61,410	295,225	(233,815)	(79.2)	537,776	397,610	140,166	35.3
Principal investing compensation	(87,580)	(309,016)	221,436	(71.7)	(398,566)	(631,382)	232,816	(36.9)
Other operating expenses	(7,214)	(12,014)	4,800	(40.0)	(19,250)	(34,149)	14,899	(43.6)
Principal Investing Income (PII)	$59,609	$582,325	$(522,716)	(89.8)	$491,004	$915,719	$(424,715)	(46.4)

	Three months ended September 30,		Total Change	Percentage Change	Nine months ended September 30,		Total Change	Percentage Change
	2021	2020			2021	2020
	(in thousands)				(in thousands)
Principal Investing:
Realized performance fees	$608,130	$17,445	$590,685	NM	$1,183,640	$94,028	$1,089,612	NM
Realized investment income	295,225	5,102	290,123	NM	397,610	22,141	375,469	NM
Principal investing compensation	(309,016)	(26,277)	(282,739)	NM	(631,382)	(119,818)	(511,564)	427.0
Other operating expenses	(12,014)	(9,861)	(2,153)	21.8	(34,149)	(42,354)	8,205	(19.4)
Principal Investing Income (PII)	$582,325	$(13,591)	$595,916	NM	$915,719	$(46,003)	$961,722	NM

As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — General”, earnings from our principal investing segment are inherently more volatile in nature than earnings from our asset management segment due to the intrinsic cyclical nature of performance fees, one of the key drivers of PII performance.
In this section, references to 2022 refer to the three months ended September 30, 2022, references to 2021 refer to the three months ended September 30, 2021 and references to 2020 refer to the three months ended September 30, 2020.
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
PII was $59.6 million in 2022, a decrease of $522.7 million, as compared to $582.3 million in 2021. This decrease was primarily attributable to decreases in realized performance fees and realized investment income of $515.1 million and $233.8 million, respectively, as equity market volatility delayed monetization activity. Realized investment income of $61.4 million in 2022 was primarily driven by realized gains from the transfer of the Company’s investment in Redding Ridge to AAA. The decrease in PII was partially offset by a decrease in principal investing compensation expense.
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
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
PII was $582.3 million in 2021, an increase of $595.9 million, as compared to $(13.6) million in 2020. This increase was primarily attributable to increases in realized performance fees and realized investment income, partially offset by an increase in principal investing compensation expense. Realized performance fees increased to $608.1 million in 2021 from $17.4 million in 2020 driven by an increase in realized performance fees generated from Fund IX, Fund VIII and Fund VII of $269.5 million, $182.0 million and $49.4 million, respectively. The increase in realized investment income was primarily attributable to an increase in realizations driven by the sale of a platform investment to certain funds we manage and Athora in 2021. Principal investing compensation expense increased as a result of a corresponding increase in realized performance fees as described above.
In this section, references to 2022 refer to the nine months ended September 30, 2022, references to 2021 refer to the nine months ended September 30, 2021 and references to 2020 refer to the nine months ended September 30, 2020.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
PII was $491.0 million in 2022, a decrease of $424.7 million, as compared to $915.7 million in 2021. This decrease was primarily attributable to reduced realized performance fees and realized investment income as a result of delayed monetization activity in 2022, offset, in part, by a corresponding decrease in principal investing compensation. Realized investment income in 2022 was primarily attributable to dividends earned from one of our balance sheet investments, realized gains on the transfer of certain of Apollo’s general partner fund co-investments transferred to Athene that were subsequently transferred to AAA and realized gains from the transfer of the Company’s investment in Redding Ridge to AAA.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
PII was $915.7 million in 2021, an increase of $961.7 million, as compared to $(46.0) million in 2020. This increase was primarily attributable to increases in realized performance fees and realized investment income, partially offset by an increase in principal investing compensation expenses. Realized performance fees increased to $1,183.6 million in 2021 from $94.0 million in 2020 driven by an increase in performance fees generated from Fund VIII and Fund IX of $577.1 million and $273.2 million, respectively. In 2020, the COVID-19 pandemic and the actions taken in response caused severe disruption to the global economy and financial markets. In line with public equity and credit indices, the Company experienced significant unrealized mark-to-market losses in underlying funds which significantly delayed monetization activity. The increase in realized investment income in 2021 was primarily attributable to an increase in realizations from the sale of a platform investment to certain funds we manage and Athora and an increase in realizations from Apollo’s equity ownership in Fund VIII. Principal investing compensation expense increased as a result of a corresponding increase in realized performance fees as described above.

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
As of September 30, 2022, the Company had $1.1 billion of unrestricted cash and cash equivalents and $1.0 billion of U.S. Treasury Securities as well as $750 million of available funds from the AMH credit facility.
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

Cash Flow Analysis
The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s condensed consolidated statements of cash flows:

	For the Nine Months Ended September 30,
	2022	2021
	(in thousands)
Operating Activities	$(499,684)	$2,136,995
Investing Activities	(230,069)	(343,604)
Financing Activities	540,568	(444,324)
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Cash Held at Consolidated Variable Interest Entities	$(189,185)	$1,349,067
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

	For the Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by the Company's operating activities	$1,367,501	$2,060,514
Net cash provided by (used in) the Consolidated Funds and VIEs operating activities	(1,867,185)	76,481
Net cash provided by (used in) operating activities	$(499,684)	2,136,995
Net cash used in the Company's investing activities	$(1,048,236)	(367,182)
Net cash provided by the Consolidated Funds and VIEs investing activities	818,167	23,578
Net cash used in investing activities	$(230,069)	(343,604)
Net cash used in the Consolidated Funds and VIEs financing activities	$(132,567)	(1,161,758)
Net cash provided by the Consolidated Funds and VIEs financing activities	673,135	717,434
Net cash provided by (used in) financing activities	$540,568	$(444,324)
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
•During the nine months ended September 30, 2022, cash used in operating activities reflects operating activities of our consolidated funds and VIEs, which primarily includes cash outflows for purchases of investments. Cash provided by the Company’s operating activities includes cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, offset by cash outflows for compensation, general, administrative, and other expenses.
•During the nine months ended September 30, 2021 cash provided by operating activities primarily includes cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, offset by cash outflows for compensation, general, administrative, and other expenses. Net cash provided by operating activities also reflects the operating activity of our consolidated funds and VIEs, which primarily include cash inflows from consolidated funds and from sales of investments, offset by cash outflows for purchases of investments.

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
•During the nine months ended September 30, 2022, cash used in investing activities primarily reflects net outflows from the purchases of investments and U.S. Treasury securities.
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
Financing Activities
The Company’s financing activities reflect its capital market transactions and transactions with owners. The primary uses of cash within the financing activities section include: (a) dividends, (b) issuances of warrants, (c) share repurchases, (d) cash paid to settle tax withholding obligations in connection with net share settlements of equity-based awards, (e) repayments of debt and (f) issuances of debt.
•During the nine months ended September 30, 2022, net cash provided by financing activities reflects the financing activity of our consolidated funds and VIEs, which primarily includes cash inflows from the issuance of debt, offset by repayments of debt, and the net proceeds from related party loans, offset by dividends paid.
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
Future Debt Obligations
The Company had long-term debt of $2.8 billion at September 30, 2022, which includes notes with maturities in 2024, 2026, 2029, 2030, 2048 and 2050. See note 11 to the condensed consolidated financial statements for further information regarding the Company’s debt arrangements.
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
Revolver Facility

Under the 2022 AMH credit facility, AMH may borrow in an aggregate amount not to exceed $1.0 billion and may incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as AMH is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. Borrowings under the 2022 AMH credit facility may be used for working capital and general corporate purposes, including without limitation, permitted acquisitions. The 2022 AMH credit facility has a final maturity date of October 12, 2027. See note 11 to the condensed consolidated financial statements for details regarding the AMH credit facility refinancing, which occurred during the fourth quarter of 2022.
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
On November 2, 2022, the Company declared a cash dividend of $0.398438 per Series A Preferred share and Series B Preferred share which will be paid on December 15, 2022 to holders of record at the close of business on December 1, 2022.
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
As of September 30, 2022, the outstanding payable amount in connection with the AOG Unit Payment was $394 million, payable in equal installments through December 31, 2024. See note 14 for more information.

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
Apollo and Athene are minority investors in Athora with a long-term strategic relationship. Through its share ownership, Apollo has approximately 19.9% of the total voting power in Athora, and Athene holds shares in Athora representing 10% of the total voting power in Athora. In addition, Athora shares held by funds and other accounts managed by Apollo represent, in the aggregate, approximately 15.1% of the total voting power in Athora.
For more information regarding unfunded general partner commitments, see “—Contractual Obligations, Commitments and Contingencies.”
Fund Escrow
As of September 30, 2022, the remaining investments and escrow cash of Fund VII was valued at 112% of the fund’s unreturned capital which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement.
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
◦Management Fees
•Investments, at fair value
•Fair value of financial instruments
•Income taxes
The above critical accounting estimates and judgments are discussed in detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies” of our 2021 Annual Report.
Recent Accounting Pronouncements
A list of recent accounting pronouncements that are relevant to Apollo and its industry is included in note 2 to our condensed consolidated financial statements.

Contractual Obligations, Commitments and Contingencies
The Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds, debt obligations, and AOG Unit Payments. Fixed and determinable payments due in connection with these obligations are as follows as of September 30, 2022:

	Remaining 2022	2023 - 2024	2025 - 2026	2027 and Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$15,713	$139,875	$135,306	$538,217	$829,111
Other long-term obligations(2)	15,966	17,403	249	—	33,618
AMH credit facility(3)	169	1,350	611	—	2,130
Debt obligations(3)	29,679	741,412	700,066	2,569,515	4,040,672
AOG Unit Payment (4)	43,817	350,534	—	—	394,351
Obligations	$105,344	$1,250,574	$836,232	$3,107,732	$5,299,882

(1) Operating lease obligations excludes $196.0 million of other operating expenses associated with operating leases.
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
Commitments
Certain of our management companies and general partners are committed to contribute to the funds we manage and certain related parties. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our related parties, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its related parties and the commitment and remaining commitment amounts of Apollo only (excluding related parties) for each fund as of September 30, 2022 (in millions):

Fund	Apollo and Related Party Commitments	Apollo Only (Excluding Related Party) Commitments	Apollo and Related Party Remaining Commitments	Apollo Only (Excluding Related Party) Remaining Commitments
Yield:
Apollo Origination Partners	$1,490.7	$20.7	$313.9	$6.3
Athora(1)	1,378.2	445.6	68.6	68.6
Other Yield	14,381.4	322.6	3,370.9	42.2
Total Yield	17,250.3	788.9	3,753.4	117.1
Hybrid:
HVF II	1,509.7	10.1	927.4	6.2
HVF I	896.5	8.7	283.5	1.9
FCI IV	222.5	21.0	203.6	19.2
SCRF IV	446.1	0.1	293.4	0.1
Accord V	141.3	22.2	88.6	13.9
Accord+	697.7	39.4	394.5	22.3
Apollo Infrastructure Opportunities Fund II	607.6	47.6	481.2	38.5
Apollo Infrastructure Opportunities Fund I(3)	322.8	9.0	85.8	2.5
Other Hybrid	9,573.6	462.0	1,988.0	125.3
Total Hybrid	14,417.8	620.1	4,746.0	229.9
Equity:
Fund IX	1,914.5	34.4	700.9	7.3
Fund VII	467.2	178.1	6.7	3.7
ANRP III	680.1	9.8	344.5	5.0
EPF IV(1)	436.6	36.6	374.8	31.4
EPF III(1)	582.9	1.5	186.6	0.1
EPF II(1)	407.6	60.2	88.8	17.7
EPF I(1)	263.3	17.3	42.3	4.0
U.S. RE Fund III(2)	418.3	6.8	226.6	3.9
U.S. RE Fund II(2)	746.7	4.9	158.6	0.9
U.S. RE Fund I(2)	433.0	16.1	24.0	2.4
Asia RE Fund II(2)	916.4	2.1	711.7	0.9
Asia RE Fund I(2)	365.6	8.4	161.1	3.0
Apollo S3 Equity Holdings	500.1	0.1	500.1	0.1
Other Equity	8,778.9	188.7	2,291.5	84.9
Total Equity	16,911.2	565.0	5,818.2	165.3
Total	$48,579.3	$1,974.0	$14,317.6	$512.3

(1) Apollo’s commitment in these funds is denominated in euros and translated into U.S. dollars at an exchange rate of €1.00 to $0.98 as of September 30, 2022.
(2) Figures for U.S. RE Fund I include base, additional, and co-investment commitments. A co-investment vehicle within U.S. RE Fund I is denominated in pounds sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.12 as of September 30, 2022. Figures for U.S. RE Fund II, U.S. RE Fund III, Asia RE Fund I and Asia RE Fund II include co-investment commitments.

(3) Figures for AIOF I include Apollo Infra Equity U.S. Fund, L.P. and Apollo Infra Equity International Fund, L.P. commitments.
The 2022 AMH credit facility, 2024 Senior Notes, 2026 Senior Notes, 2029 Senior Notes, 2030 Senior Notes, 2048 Senior Notes and the 2050 Subordinated Notes will have future impacts on our cash uses. See note 11 of our condensed consolidated financial statements for information regarding the Company’s debt arrangements.
Contingent Obligation
Performance fees with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative performance fees recognized in income to date. See note 15 of our condensed consolidated financial statements for a description of our contingent obligation.
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of September 30, 2022 and December 31, 2021, there were no open underwriting commitments.

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
We are subject to tax laws in the U.S. and numerous foreign jurisdictions. The U.S. and many international legislative and regulatory bodies continually propose and enact legislation that could significantly impact how U.S. multinational corporations are taxed. In the U.S., on August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”). The IRA contains a number of tax-related provisions including a 15% minimum corporate income tax on certain large corporations as well as an excise tax on stock repurchases. It is unclear how the IRA will be implemented by the U.S. Department of the Treasury through regulation. We are still evaluating the impact of the IRA on our tax liability, which tax liability could also be affected by how the provisions of the IRA are implemented through such regulation. We will continue to evaluate the IRA’s impact as further information becomes available. In addition, proposed U.S. legislation would change the “Global Intangible Low-Taxed Income” (“GILTI”) regime, reduce the deduction for “Foreign-Derived Intangible Income” (“FDII”), and create a new limitation on interest deductions as well as other corporate tax reform. Due to the large scale of our U.S. and international business activities, many of these proposed changes, if enacted into law, could have an adverse impact on our worldwide effective tax rate, income tax expense and cash flows.
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

Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner which they apply to us and our funds is sometimes open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Although management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities, the tax authorities could challenge our interpretation resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. Specifically, the IRS could challenge our claims to increases in the tax basis of assets in the Apollo Operating Group arising from our incorporation and from various tax elections that have been made in connection therewith. Further, we cannot predict how changes in Public Law Number 115-97, formerly known as the Tax Cuts and Jobs Act, regulations, technical corrections or other guidance issued under it or conforming or non-conforming state tax rules might affect us or our business or the business of our funds’ portfolio companies.
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

Apollo Asset Management, Inc.
(Registrant)

Date: November 8, 2022	By:	/s/ Johannes Worsoe
		Name:	Johannes Worsoe
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)