Form 10-K
period 2022-12-31
Apollo Asset Management, Inc.
filed 2023-03-01
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022 OR

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

Large accelerated filer	☐	Accelerated filer ☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of February 27, 2023, there were 1,000 shares of common stock of the Registrant outstanding.

Forward-Looking Statements
This report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, its liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “target” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to inflation, market conditions and interest rate fluctuations generally, the impact of COVID-19, the impact of energy market dislocation, our ability to manage our growth, our ability to operate in highly competitive environments, the performance of the funds we manage, our ability to raise new funds, the variability of our revenues, earnings and cash flow, the accuracy of management’s assumptions and estimates, our dependence on certain key personnel, our use of leverage to finance our businesses and investments by the funds we manage, changes in our regulatory environment and tax status, and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this Annual Report on Form 10-K, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.
Risk Factors Summary
The following is only a summary of the principal risks that could materially and adversely affect our business, financial condition, results of operations and cash flows, which should be read in conjunction with the detailed description of these risks in “Item 1A. Risk Factors.” Some of the factors that could materially and adversely affect our business, financial condition, results of operations and cash flows include, but are not limited to, the following:

•Difficult political, market or economic conditions;
•The effects of public health crises, including the COVID-19 pandemic;
•Climate change and regulatory and other efforts to reduce climate change;
•Our ability to expand into new investment strategies, markets and businesses;
•Our operations in highly competitive industries;
•Our dependence on certain key personnel;
•Harm caused by misconduct by our current and former employees, directors, or others affiliated with us;
•Our reliance on technology and information systems;
•Our dependence on management’s assumptions and estimates;
•Investments by us and the funds we manage in illiquid assets;
•Reliance by us and the funds we manage on the debt financing markets;
•Changes to and replacement of the London Interbank Offered Rate (“LIBOR”);
•The variability in our revenues, earnings and cash flow;
•Experiencing a decline in our revenue;
•Our dependence on investors in the funds we manage;
•Historical performance metrics being unreliable indicators of our current or future results of operations;
•Valuations for funds we manage entailing significant complications and not being an indicator of actual realizations;
•Investments of the funds we manage entailing significant risks and uncertainties;
•The financial performance of portfolio companies and industries in which the funds we manage invest;
•Numerous additional risks of the funds we manage in our yield strategy;
•Our ability to deal appropriately with conflicts of interest;
•Increased regulatory focus on our businesses or legislative or regulatory changes;
•Our exposure to third-party litigation;
•Our structure involving complex provisions of tax law; and
•Our ability to react to changes in U.S. and non-U.S. tax law.

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
In this report, references to “Apollo,” “we,” “us,” “our,” and the “Company” refer collectively to AAM and its subsidiaries. References to “Class A shares” refer to the Class A common stock, $0.00001 par value per share, of AAM prior to the Mergers; “Class B share” refers to the Class B common stock, $0.00001 par value per share, of AAM prior to the Mergers; “Class C share” refers to the Class C common stock, $0.00001 par value per share, of AAM prior to the Mergers; “Series A Preferred shares” refers to the 6.375% Series A preferred stock of AAM; “Series B Preferred shares” refers to the 6.375% Series B preferred stock of AAM; and “Preferred shares” refers to the Series A Preferred shares and the Series B Preferred shares, collectively. In addition, references to “common stock” of the Company refer to the authorized shares of common stock, par value $0.00001 per share, of AAM following the Mergers.
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

Term or Acronym	Definition
AAA	Apollo Aligned Alternatives, L.P., together with its parallel funds and alternative investment vehicles
Accord+	Apollo Accord+ Fund, L.P., together with its parallel funds and alternative investment vehicles
Accord V	Apollo Accord Fund V, L.P., together with its parallel funds and alternative investment vehicles
AIOF I	Apollo Infra Equity US Fund, L.P., Apollo Infra Equity Feeder Fund (TE), L.P., Apollo Infra Equity International Fund, L.P., and Apollo Infra Equity Feeder Fund (Non-US), L.P. and their alternative investment vehicles
AIOF II	Apollo Infrastructure Opportunities Fund II, L.P., together with its parallel funds and alternative investment vehicles
AMH	Apollo Management Holdings, L.P., a Delaware limited partnership, that is an indirect subsidiary of AAM
ANRP I	Apollo Natural Resources Partners, L.P., together with its alternative investment vehicles
ANRP II	Apollo Natural Resources Partners II, L.P., together with its alternative investment vehicles
ANRP III	Apollo Natural Resources Partners III, L.P., together with its parallel funds and alternative investment vehicles
AOG Unit Payment	On December 31, 2021, holders of units of the Apollo Operating Group (“AOG Units”) (other than Athene and the Company) sold and transferred a portion of such AOG Units to APO Corp., a wholly-owned consolidated subsidiary of the Company, in exchange for an amount equal to $3.66 multiplied by the total number of AOG Units held by such holders immediately prior to such transaction.
Apollo funds, our funds and references to the funds we manage
The funds (including the parallel funds and alternative investment vehicles of such funds), partnerships, accounts, including strategic investment accounts or “SIAs,” alternative asset companies and other entities for which subsidiaries of the Apollo Operating Group provide investment management or advisory services.

Apollo Operating Group
(i) The entities through which we currently operate our business and (ii) one or more entities formed for the purpose of, among other activities, holding certain of our gains or losses on our principal investments in the funds, which we refer to as our “principal investments.”

Apollo S3 Equity Holdings	Apollo S3 Equity Holdings, L.P.
APSG I	Apollo Strategic Growth Capital
APSG II	Apollo Strategic Growth Capital II
Asia RE Fund I	Apollo Asia Real Estate Fund I, L.P., including co-investment vehicles
Asia RE Fund II	Apollo Asia Real Estate Fund II, L.P., together with its parallel funds and co-investment vehicles

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
We use AUM, Gross capital deployment and Dry powder as performance measurements of our investment activities, as well as to monitor fund size in relation to professional resource and infrastructure needs.

Athene
“Athene Holding” or “AHL” refers to Athene Holding Ltd. (together with its subsidiaries, “Athene”), a leading financial services company specializing in retirement services that issues, reinsures and acquires retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs, and to which Apollo, through its consolidated subsidiary Apollo Insurance Solutions Group LP (formerly known as Athene Asset Management LLC) (“ISG”), provides asset management and advisory services. Athene Holding is a subsidiary of our parent company, Apollo Global Management, Inc.

Athora
Athora Holding, Ltd. (“Athora Holding” and together with its subsidiaries, “Athora”), a strategic liabilities platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). The Company, through ISGI, provides investment advisory services to Athora. Athora Non-Sub-Advised Assets includes the Athora assets which are managed by Apollo but not sub-advised by Apollo nor invested in Apollo funds or investment vehicles. Athora Sub-Advised includes assets which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages.

Atlas	An equity investment of AAA and refers to certain subsidiaries of Atlas Securitized Products Holdings LP
AUM with Future Management Fee Potential	The committed uninvested capital portion of total AUM not currently earning management fees. The amount depends on the specific terms and conditions of each fund.

Capital solutions fees and other, net
Primarily includes transaction fees earned by our capital solutions business which we refer to as Apollo Capital Solutions ("ACS") related to underwriting, structuring, arrangement and placement of debt and equity securities, and syndication for funds managed by Apollo, portfolio companies of funds managed by Apollo, and third parties. Capital solutions fees and other, net also includes advisory fees for the ongoing monitoring of portfolio operations and director's fees. These fees also include certain offsetting amounts including reductions in management fees related to a percentage of these fees recognized ("management fee offset") and other additional revenue sharing arrangements.

Contributing Partners
Those of our current and former partners and their related parties (other than Messrs. Leon Black, Joshua Harris and Marc Rowan, our co-founders) who indirectly beneficially owned (through Holdings) Apollo Operating Group units.

CS	Credit Suisse AG
Dry Powder	The amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. Dry powder excludes uncalled commitments which can only be called for fund fees and expenses and commitments from perpetual capital vehicles.
EPF I	Apollo European Principal Finance Fund, L.P., together with its parallel funds and alternative investment vehicles
EPF II	Apollo European Principal Finance Fund II (Dollar A), L.P., together with its parallel funds and alternative investment vehicles
EPF III	Apollo European Principal Finance Fund III (Dollar A), L.P., together with its parallel funds and alternative investment vehicles
EPF IV	Apollo European Principal Finance Fund IV (Dollar A), L.P., together with its parallel funds and alternative investment vehicles
Equity Plan	Refers collectively to AGM’s 2019 Omnibus Equity Incentive Plan and AGM’s 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles.
FCI IV	Financial Credit Investment Fund IV
Fee-Generating AUM	Fee-Generating AUM consists of assets of the funds, partnerships and accounts to which we provide investment management, advisory, or certain other investment-related services and on which we earn management fees, monitoring fees or other investment-related fees pursuant to management or other fee agreements on a basis that varies among the Apollo funds, partnerships and accounts. Management fees are normally based on “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees, also referred to as advisory fees, with respect to the structured portfolio company investments of the funds, partnerships and accounts we manage or advise, are generally based on the total value of such structured portfolio company investments, which normally includes leverage, less any portion of such total value that is already considered in Fee-Generating AUM.
Former Managing Partners	Messrs. Leon Black, Joshua Harris and Marc Rowan collectively and, when used in reference to holdings of interests in Apollo or Holdings, includes certain related parties of such individuals
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

Gross IRR of a traditional private equity or hybrid value fund
The cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on December 31, 2022 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.

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

NYC UBT	New York City Unincorporated Business Tax
Other operating expenses within the Principal Investing segment	Expenses incurred in the normal course of business and includes allocations of non-compensation expenses related to managing the business.
Performance allocations, Performance fees, Performance revenues, Incentive fees and Incentive income	The interests granted to Apollo by a fund managed by Apollo that entitle Apollo to receive allocations, distributions or fees which are based on the performance of such fund or its underlying investments.

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
Our Business
Asset Management
Our asset management segment focuses on three investing strategies: yield, hybrid and equity. These strategies reflect the range of investment capabilities across our platform based on relative risk and return. As an asset manager, we earn fees for providing investment management services and expertise to our client base. The amount of fees charged for managing these assets depends on the underlying investment strategy, liquidity profile, and, ultimately our ability to generate returns for our clients. We also earn capital solutions fees as part of our growing capital solutions business and as part of monitoring and deployment activity alongside our sizable private equity franchise. After expenses, we call the resulting earning stream “Fee Related Earnings” or “FRE”, which represents the primary performance measure for the asset management segment. As of December 31, 2022, we had total AUM of $547.6 billion.
Apollo had a team of 2,540 employees as of December 31, 2022, with offices throughout the world. This team possesses a broad range of transaction, financial, managerial and investment skills. We operate our asset management business in a highly integrated manner, which we believe distinguishes us from other alternative asset managers. Our investment teams frequently collaborate across disciplines and we believe that this collaboration enables our clients to more successfully invest across a company’s capital structure. Our objective is to achieve superior long-term risk-adjusted returns for our clients. The majority of the investment funds we manage are designed to invest capital over a period of several years from inception, thereby allowing us to seek to generate attractive long-term returns throughout economic cycles. We have a contrarian, value-oriented investment approach, emphasizing downside protection, and the preservation of capital. We believe our contrarian investment approach is reflected in a number of ways, including:
•our willingness to pursue investments in industries that our competitors typically avoid;
•the often complex structures employed in some of the investments of our funds;
•our experience investing during periods of uncertainty or distress in the economy or financial markets; and
•our willingness to undertake transactions that have substantial business, regulatory or legal complexity.
We have applied this investment philosophy to identify what we believe are attractive investment opportunities, deploy capital across the balance sheet of industry leading, or “franchise,” businesses and create value throughout economic cycles.

Yield
Yield is our largest asset management strategy with $392.5 billion of AUM as of December 31, 2022. Our yield strategy focuses on generating excess returns through high-quality credit underwriting and origination. Beyond participation in the traditional issuance and secondary credit markets, through our affiliated origination platforms and corporate solutions capabilities we seek to originate attractive and safe-yielding assets for the investors in the funds we manage. Within our yield strategy, we target 4% to 10% returns for our clients. Since inception, the total return yield fund has generated a 5% gross Return on Equity (“ROE”) and 4% net ROE annualized through December 31, 2022. The investment portfolios of the yield-oriented funds Apollo manages include several asset classes, as described below:
•Corporate Fixed Income ($100.9 billion of AUM), which generally includes investment grade corporate bonds, emerging markets investments and investment grade private placement investments;
•Corporate Credit ($76.7 billion of AUM), which includes performing credit investments, including income-oriented, senior loan and bond investments involving issuers primarily domiciled in the U.S. and in Europe as well as investment grade asset-backed securities;
•Structured Credit ($78.5 billion of AUM), which includes corporate structured and asset-backed securities as well as consumer and residential real estate credit investments;
•Real Estate Debt ($38.9 billion of AUM), including debt investments across a broad spectrum of property types and at various points within a property’s capital structure, including first mortgage and mezzanine financing and preferred equity; and
•Direct Origination ($35.5 billion of AUM), which includes originations (both directly with sponsors and through banks) and investments in loans primarily related to middle market lending and aviation finance.
Hybrid
Our hybrid strategy, with $56.4 billion of AUM as of December 31, 2022, brings together our capabilities across debt and equity to seek to offer a differentiated risk-adjusted return with an emphasis on structured downside protected opportunities across asset classes. We target 8% to 15% returns within our hybrid strategy by pursuing investments in all market environments, deploying capital during both periods of dislocation and market strength, and focusing on different investing strategies and asset classes. The flagship hybrid credit hedge fund we manage has generated an 11% gross ROE and 7% net ROE annualized and the hybrid value funds we manage have generated a 21% gross IRR and a 16% net IRR from inception through December 31, 2022. The investing strategies and asset classes within our hybrid strategy are described below:
•Accord and Credit Strategies ($10.8 billion of AUM), which refers to the investment strategy of certain funds managed by Apollo that invest opportunistically in both the primary and secondary markets in order to seek to capitalize on both near- and longer-term relative value across market cycles. The investment portfolios of these funds include credit investments in a broad array of primary and secondary opportunities encompassing stressed and distressed public and private securities, including senior loans (secured and unsecured), large corporate investment grade loan origination and structured capital solutions, high yield, mezzanine, derivative securities, debtor in possession financings, rescue or bridge financings, and other debt investments.
•Hybrid Value ($10.3 billion of AUM), which refers to the investment strategy of certain funds managed by Apollo that focus on providing companies with, among other things, rescue financing or customized capital solutions, including senior secured and unsecured debt or preferred equity securities, often with equity-linked or equity-like upside, as well as structured equity investments.
•Infrastructure Equity ($5.4 billion of AUM), which refers to the investment strategy of certain funds managed by Apollo that focus on investing in a broad range of infrastructure assets, including communications, midstream energy, power and renewables, and transportation related assets.
•Hybrid Real Estate ($5.1 billion of AUM), which includes our real estate income focused strategies, including core, core plus and net lease investments. Our hybrid real estate strategy consists of public and private funds that focus on investing in substantially stabilized commercial real estate properties across property types and geographies, both in the United States and in Europe .

Equity
Our equity strategy represents $98.8 billion of AUM as of December 31, 2022. Our equity strategy emphasizes flexibility, complexity, and purchase price discipline to drive opportunistic-like returns for our clients throughout market cycles. Apollo’s equity team has experience across sectors, industries, and geographies in both private equity and real estate equity. Our control equity transactions are principally buyouts, corporate carveouts and distressed investments, while the real estate funds we manage generally transact in single asset, portfolio and platform acquisitions. Within our equity strategy, we target upwards of 15% returns in the funds we manage. We have consistently produced attractive long-term investment returns in the traditional private equity funds we manage, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through December 31, 2022. Our equity strategy focuses on several investing strategies as described below:
•Flagship Private Equity ($69.1 billion of AUM), which refers to our investment strategy focused on creating investment opportunities with attractive risk-adjusted returns across industries and geographies and throughout market cycles, utilizing our value-oriented investment approach. Through this strategy, we seek to build portfolios of investments that are created at meaningful discounts to comparable market multiples of adjusted cash flow, thereby resulting in what we believe are portfolios focused on capital preservation. The transactions in this strategy include opportunistic buyouts, corporate carveouts and distressed investments. After their acquisition by an Apollo-managed fund, Apollo works with the portfolio companies of the funds it manages to seek to accelerate growth and execute a value creation strategy.

Included within flagship private equity are assets related to our impact investment strategy, which pursues private equity-like investment opportunities with the intention of generating a positive, measurable, social and/or environmental impact while also seeking to generate attractive risk-adjusted returns. The impact investment strategy targets investment opportunities across five core impact-aligned investment themes: (i) economic opportunity, (ii) education; (iii) health, safety and wellness; (iv) industry 4.0; and (v) climate and sustainability.

•European Principal Finance (“EPF”) ($8.0 billion of AUM), which refers to our investment strategy focused on European commercial and residential real estate, performing loans, non-performing loans, and unsecured consumer loans, as well as acquiring assets as a result of distressed market situations. Certain of the European Principal Finance vehicles we manage also own captive pan-European financial institutions, loan servicing and property management platforms that perform banking and lending activities and manage and service consumer credit receivables and loans secured by commercial and residential properties.

•Real Estate Equity ($5.6 billion of AUM), which refers to our value add and opportunistic investment strategies that target investments in real estate and real estate-related assets, portfolios and platforms located across various real estate asset classes in regionally focused private funds in both the United States and Asia.
Perpetual Capital
Included within our investing strategies above is $321.4 billion of perpetual capital, out of the $547.6 billion of AUM as of December 31, 2022. As of December 31, 2022, perpetual capital includes, without limitation, certain assets in our yield strategy, including assets relating to publicly traded and non-traded vehicles, certain origination platform assets and assets managed for certain of our retirement services clients. Perpetual capital assets may be withdrawn under certain circumstances and utilize a range of investment strategies, including those described previously.
Athene
Athene is a leading financial services company that specializes in issuing, reinsuring and acquiring retirement savings products designed for the increasing number of individuals and institutions seeking to fund retirement needs. The products and services offered by Athene principally include (1) annuities, such as fixed indexed annuities, fixed rate annuities, registered index-linked annuities, income riders to fixed annuity products, withdrawal options for deferred annuities, payout annuities and group annuities, and (2) institutional products, such as funding agreements.
The Company, through its consolidated subsidiary, ISG, provides a full suite of services for Athene’s investment portfolio, including direct investment management, asset allocation, merger and acquisition asset diligence and certain operational support services, including investment compliance, tax, legal and risk management support. As of December 31, 2022, Apollo managed or advised $236.0 billion of AUM, of which $234.8 billion was Fee-Generating AUM, in accounts owned by or related to Athene (“Athene Accounts”).

AAM and Athene are under common control and are both subsidiaries of AGM. See note 14 to our consolidated financial statements for details regarding the fee arrangements between the Company and Athene.
Athora
The Company, through its consolidated subsidiary, ISGI, provides investment advisory services to certain portfolio companies of Apollo funds and Athora, a strategic liabilities platform that acquires or reinsures blocks of insurance business in the German and broader European life insurance market (collectively, the “Athora Accounts”). As of December 31, 2022, Apollo, through its subsidiaries, managed or advised $52.6 billion of AUM and $49.8 billion of Fee-Generating AUM in Athora Accounts. See note 14 to our consolidated financial statements for details regarding the fee arrangements between the Company and Athora.
Athora Non-Sub-Advised Assets
This category includes the Athora assets which are managed by Apollo but not sub-advised by Apollo nor invested in Apollo funds or investment vehicles. We refer to these assets collectively as “Athora Non-Sub-Advised Assets.” Our AUM within the Athora Non-Sub-Advised category totaled $35.8 billion as of December 31, 2022, of which $32.9 billion was Fee-Generating AUM.
Fundraising and Investor Relations
Our fundraising strategy consists of the yield, hybrid, and equity strategies. We raise private capital from prominent institutional investors, and from public market investors, as in the case of MFIC, AFT, AIF and ARI. In our equity strategy and certain funds in our hybrid strategy, fundraising activities for new funds begin once the investor capital commitments for the current fund are largely invested or committed to be invested. The investor base includes new investors and investors from prior funds, which in many instances have increased their commitments to subsequent funds. During the fundraising effort for Fund IX, investors representing over 85% of Fund VIII’s third party capital committed to Fund IX. The single largest unaffiliated investor in Fund IX represents 4% of Fund IX’s total fund size. In addition, many of our investment professionals commit their own capital to each flagship equity fund.
We maintain a rigorous investment process for yield, hybrid, and equity investments, and have in place procedures to allocate investment opportunities among the funds we manage. We have professionals responsible for selecting, evaluating, structuring, performing due diligence on, negotiating, executing, monitoring and exiting investments for our traditional equity funds, and yield and hybrid funds we manage, respectively, as well as for pursuing operational improvements in the funds’ portfolio companies through management consulting arrangements in case of equity funds. Our investment committees for relevant funds review the analyses of prospective investments, and ultimately approve recommended investments and dispositions.
The processes by which our funds receive and invest capital vary by investing strategy and type of fund. However, in all types of funds we manage, investors deliver capital when called by us as investment opportunities become available. We also have several perpetual capital vehicles with unlimited duration that raise capital by issuing equity securities in the public markets and can also issue debt. Our hedge fund style yield funds, generally structured as limited partnerships with customary redemption rights, continuously offer and sell shares or limited partner interests via private placements through monthly subscriptions, which are payable in full upon a fund’s acceptance of an investor’s subscription. The general partner’s capital commitment is determined through negotiation with the fund’s underlying investor base, and commitments are generally available for approximately six years. Generally, as each investment is realized, these funds first return the capital and expenses related to that investment and any previously realized investments to fund investors and then distribute any profits (which are typically shared 80% to the investors in equity funds and 20% to us, so long as the investors receive at least an 8% compounded annual return on their investment). Allocation of profits between fund investors and us, and the amount of the preferred return, among other provisions, varies for hybrid funds as well as many yield funds. Ownership interests in equity funds and are not subject to redemption prior to termination of the funds.
Our aim has been to build value in the portfolio companies of the hybrid and equity funds we manage. We are actively engaged with the management teams of these portfolio companies to maximize the underlying value of the business, by taking a holistic approach to value-creation and concentrating on both the asset side and liability side of the balance sheet of a company. These portfolio companies seek to capture discounts on publicly traded debt securities through exchange offers and potential debt buybacks. Our established group purchasing program helps the funds' portfolio companies leverage the combined corporate spending among Apollo and portfolio companies of the funds it manages in order to seek to reduce costs, optimize payment terms and improve service levels for all program participants.
The value of the investments that have been made by funds are typically realized through either an initial public offering of common stock on a nationally recognized exchange or through the private sale of the companies in which funds have invested.

General Partner and Professionals Investments and Co-Investments
General Partner Investments
Certain management companies, general partners and co-invest vehicles are committed to contribute to the funds we manage and their affiliates. As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of December 31, 2022 of $0.6 billion.
Professionals Investments
To further align our interests with those of investors in the funds we manage, certain of our professionals have invested their own capital in the funds. Our professionals will either re-invest their performance fees to fund these investments or use cash on hand or funds borrowed from third parties. We generally have not historically charged management fees or performance fees on capital invested by our professionals directly in the funds.
Co-Investments
Investors in many of the funds we manage, as well as certain other investors, may have the opportunity to make co-investments with the funds. Co-investments are investments in portfolio companies or other fund assets generally on the same terms and conditions as those to which the applicable fund is subject.
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
Given the cyclical nature of performance fees, earnings from our principal investing segment, or Principal Investing Income (“PII”), is inherently more volatile in nature than earnings from the asset management segment. We earn fees based on the investment performance of the funds we manage and compensate our employees, primarily investment professionals, with a meaningful portion of these proceeds to align our team with the investors in the funds we manage and incentivize them to deliver strong investment performance over time. We expect to increase the proportion of performance fee income we pay to our employees over time, and as such proportion increases, we expect PII to represent a relatively smaller portion of our total earnings.
Competition
Apollo operates in an intensely competitive industry, and expects it to remain so. We compete globally and on a regional, industry and niche basis.
We face competition both in the pursuit of outside investors for the funds we manage and in such funds acquiring investments in attractive portfolio companies and making other fund investments. We compete for outside investors for the funds we manage based on a variety of factors, including:
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
For additional information concerning the competitive risks that we face, see “Item 1A. Risk Factors—Operating Risks—Risks Related to Our Businesses—We operate in highly competitive industries, which could limit our ability to achieve our growth strategies and could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects. ”

Human Capital
We believe that investing in opportunities, communities and our people helps us to achieve exceptional outcomes for our shareholders and fund investors and a positive social impact. Apollo’s talent is instrumental to our success as a global alternative asset manager and retirement services provider, and investing in and fostering a high-performing, diverse and inclusive workforce is a key pillar of operating our business. We believe this commitment to diversity, equity and inclusion is central to the Apollo business model, an integrated platform which fosters strong collaboration across businesses and functions. Rooted in our core values, we strive to build a culture where our talent can excel and grow in their careers.
Diversity, Equity, and Inclusion
At Apollo, we feel strongly that building a diverse and inclusive workforce is a strategic imperative.
We are approaching our diversity, equity and inclusion strategy through the positioning of our “expanding opportunity” initiative. Expanding opportunity focuses on three specific areas – workplace, marketplace and community. In collaboration with our employees, we are seeking to empower our entire organization to expand opportunity for underrepresented groups in the work we do, every day. We are keenly focused on how we attract, retain, develop and advance talent at Apollo. We believe that an engaged, diverse workforce is one that will bring its best ideas to innovate and drive value for the firm. To grow a more diverse workforce, we have established arrangements with several organizations to identify diverse talent. We are also committed to development of our existing talent through various opportunities including internal mobility, leadership development programs, and our employee affinity networks. Across the organization, from our team dedicated to citizenship initiatives to our employee affinity networks, we are committed to advancing a shared goal of building a more inclusive, modern high-performance culture.
Talent Development
We believe that ongoing professional development is a critical part of our culture at Apollo and an important enabler of our investment process. Because of our entrepreneurial culture, the breadth of our integrated platform, and our reputation for strong investment performance, we believe we can attract, develop and retain top talent. We have development programs in place at the associate, principal, managing director and partner levels which demonstrate our commitment to developing, engaging and retaining our employees. In addition to our training and annual review programs, we have instituted annual employee surveys that measure employee satisfaction and engagement, and help evaluate and guide human capital decision-making. We work in partnership with our employees to build ongoing culture and diversity, equity and inclusion initiatives that advance our goal of being a great place to work.
Compensation and Benefits
We work to offer a compelling employee value proposition to support our employees’ well-being and reward strong performance. Our pay for performance compensation philosophy is designed to reward employees for performance and to align employee interests with the firm’s long-term growth and with our shareholders. All of our employees are granted stock through a range of equity-based compensation programs, including our One Apollo stock program. A central component of our value proposition is engaging our people at all levels as leaders in building our culture and engaging in our communities. Our benefits programs are intended to support our employees and their families, and include healthcare, wellness initiatives, retirement programs, paid time off and family leave.
Citizenship
Apollo seeks to actively invest in our communities and engage our employees and other stakeholders in meaningful and impactful Citizenship Programs. Apollo offers its employees philanthropic, volunteer, and other forms of engagement to strengthen communities and expand opportunity around the globe. To empower employees to give back, Apollo hosts volunteer events and provides Citizenship Grants for matching gifts and volunteer rewards each year. Apollo is proud to amplify the efforts of employees, supporting the communities in which they live and the causes and organizations of greatest importance to them.
Apollo Opportunity Foundation
The Apollo Opportunity Foundation was launched in February 2022 to invest in non-profit organizations working to expand opportunity for underrepresented individuals. The Apollo Opportunity Foundation’s mission is to expand opportunity in communities where our employees live and work around the globe by deploying our capital and engaging our people to invest in career education, workforce development and economic empowerment for all. The Apollo Opportunity Foundation seeks to partner with organizations that are championed by our people to advance economic prosperity and expand opportunity for underrepresented individuals.
Environmental, Social and Governance
At Apollo, we believe that taking Sustainability and Environmental, Social and Governance (“ESG”) factors into account can help drive value creation, and we recognize the unique opportunity to do well by doing good through investments.
We understand the potential financial, social and operational benefits of implementing ESG factors into our investment processes and have invested across industries aligned with the United Nation’s Sustainable Development Goals, including healthcare, education, and energy transition.
For more than 14 years, Apollo’s ESG program has committed extensive resources, time, and capital to incorporate ESG factors into our investment analysis and investment decision-making, consistent with fiduciary obligations to deliver superior risk-adjusted returns for investors. We strive to engage with portfolio companies and issuers on ESG issues across investment portfolios, seek appropriate and applicable disclosures, report on our ESG activities and progress, and the ESG activities and progress of portfolio companies of the funds we manage, to fund investors, shareholders, and stakeholders alike, and support the implementation of ESG best practices across the alternative asset management and retirement services industries.
In 2022, as part of Apollo’s effort to create an industry-leading corporate governance model, AGM’s board of directors established a sustainability and corporate responsibility committee of the board of directors. This committee assists the board of directors in overseeing AGM’s corporate responsibility and sustainability matters, including environmental sustainability and climate change, human rights, social impact, employee health and safety, and diversity, equity and inclusion. Apollo also took several steps in 2022 to support climate-related financial transparency and strengthen our internal capabilities.
Regulatory and Compliance Matters
Our businesses, as well as the financial services and insurance industries generally, are subject to extensive regulation in the United States and around the world. Virtually all aspects of our business are subject to various laws and regulations, some of which are summarized below. Under these laws and regulations, agencies that regulate investment advisers, investment funds, insurance companies, broker-dealers and other individuals and entities have broad administrative powers, including the power to limit, restrict or prohibit the regulated entity or person from carrying on business if it fails to comply with such laws and regulations.
Failure to comply with applicable regulatory and compliance requirements may result in a variety of consequences, including fines, administrative measures, suspension of voting rights, suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time or mandatory disposal of interests in any affected regulated entity, revocation of investment adviser, insurance, broker-dealer and other registrations, licenses or charters, censures and other regulatory sanctions.
The legal and regulatory requirements applicable to our business are ever evolving and may become more restrictive, which may make compliance with applicable requirements more difficult or expensive or otherwise restrict our ability to conduct our business activities in the manner in which they are now conducted. Our businesses have operated for many years within a legal framework that requires our being able to monitor and comply with a broad range of legal and regulatory developments that affect our activities. However, additional legislation, changes in rules promulgated by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability.
The complex regulatory frameworks governing financial institutions, insurance companies, insurance distributors and their respective holding companies and subsidiaries, as well as those with investments in them, are very detailed and technical. Accordingly, the discussion below is general in nature, does not purport to be complete and is current only as of the date of this report.
Regulation under the Investment Advisers Act. We conduct our advisory business through our investment adviser subsidiaries, including Apollo Capital Management, L.P., Apollo Investment Management, L.P., Apollo Credit Management, LLC, ARIS Management, LLC, Apollo Capital Credit Adviser, LLC and Apollo Real Estate Fund Adviser, LLC, each of which is registered as an investment adviser with the SEC under the Investment Advisers Act. Apollo Capital Management, L.P. has a number of relying advisers that operate a single advisory business and rely on umbrella registration to be deemed registered as an investment adviser with the SEC. All of our SEC-registered investment advisers are subject to the requirements and regulations of the Investment Advisers Act.

Regulation under the Investment Company Act. Each of AFT, AIF, Apollo Diversified Credit Fund (“ADCF”) and Apollo Diversified Real Estate Fund (“ADREF”) is a registered management investment company under the Investment Company Act. MFIC and ADS are investment companies that have elected to be treated as business development companies under the Investment Company Act. Each of AFT, AIF, ADCF, ADREF, MFIC and ADS has elected for U.S. federal tax purposes to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As such, each of AFT, AIF, ADCF, ADREF, MFIC and ADS is subject to certain distribution requirements to maintain this status.
Real Estate Investment Trust. ARI has elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code. To maintain its qualification as a REIT, ARI must distribute at least 90% of its taxable income to its shareholders and meet, on a continuing basis, certain other complex requirements under the Internal Revenue Code.
Regulation as a Broker-Dealer. Apollo Global Securities, LLC (“AGS”) and Griffin Capital Securities, LLC (“GCS”), each of which is a subsidiary of Apollo, are registered as broker-dealers with the SEC and in the U.S. states and territories and are members of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Broker-dealers are subject to regulations that cover all aspects of the securities business, including, among other things, the implementation of a supervisory control system and effective compliance program, advertising and sales practices, conduct of and compensation in connection with public securities offerings, maintenance of adequate net capital, financial reporting, record keeping, and the conduct and qualifications of directors, officers, employees and other associated persons. State securities regulators also have regulatory oversight authority over AGS and GCS. In addition, one of our non-U.S. subsidiaries, Apollo Capital Solutions Europe B.V., is regulated under relevant broker-dealer regulations in the Netherlands. See “—Regulated Entities Outside of the U.S.” below.
Regulation as a Commodity Pool Operator and Commodity Trading Advisor. Certain investment activities entered into by Apollo managers may subject those managers to provisions of the Commodities Exchange Act and oversight by the Commodities Futures Trading Commission, including registration as a commodity pool operator or commodity trading advisor. Apollo intends to rely on exemptions from registration when available.
Regulation by the Federal Communications Commission. We are deemed by the Federal Communications Commission (“FCC”) to control certain radio and television broadcast stations and telecommunications networks that are owned by companies in which one of our funds has a majority investment. As a result, we are subject to FCC ownership restrictions that could limit our ability and the ability of our funds to make investments in other radio or television broadcast stations or in other providers of telecommunications services. We and the funds we manage are also subject to FCC restrictions on the ownership of our stock by non-U.S. persons or entities. Certain changes in the ownership or control of AGM may be subject to prior approval of the FCC. We must report to the FCC if we or any of our officers or directors or certain stockholders are convicted of a felony or of violating certain laws.
Insurance Regulation. We, and certain of the portfolio companies in which the funds we manage have invested, are subject to a wide variety of insurance and insurance holding company system laws and regulations in both the United States and numerous jurisdictions located outside of the United States.
Within the United States, laws and regulations that we are subject to generally require each insurance company subsidiary to register with the insurance department in its domiciliary state and to furnish financial and other information about the operations of companies within its holding company system. These regulations also impose restrictions and limitations on the ability of an insurance company subsidiary to pay dividends and make other distributions to its parent company. In addition, transactions between an insurance company and other companies within its holding company system, including sales, loans, investments, reinsurance agreements, tax allocation agreements, management agreements and service agreements, must be on terms that are fair and reasonable and, if material or within a specified category, require prior notice and approval or non-disapproval by the applicable domiciliary state insurance department. In addition, state insurance authorities also have broad administrative powers over the insurance business of our insurance company affiliates, including insurance company licensing and examination, agent licensing, establishment of reserve requirements and solvency standards, premium rate regulation, admissibility of assets, policy form approval, unfair trade and claims practices and other matters.
The operations of our insurance subsidiaries and branches operating outside the United States are subject to the local regulatory and supervisory schemes in the jurisdictions in which they operate, which vary widely from country to country; however, regulators typically grant licenses to operate and control an insurance business in that jurisdiction. In general, insurance regulators in these jurisdictions have the administrative power to supervise the registration of agents, regulation of product features and product approvals, asset allocation, minimum capital requirements, solvency and reserves, policyholder liabilities, and investments. Regulatory authorities may also regulate affiliations with other financial institutions, shareholder structures and may impose restrictions on declaring dividends and the ability to effect certain capital transactions, and many jurisdictions require insurance companies to participate in policyholder protection schemes.

Many of the insurance regulatory frameworks that govern our insurance entities operating outside the United States require the prior consent of the applicable regulator in such jurisdictions before (i) any person can become a “controller”/“qualifying holder” or increase its direct or indirect holding in any regulated company, or over the parent undertaking of any such regulated company or (ii) any increase of an existing holding that would result in a person reaching the applicable thresholds of the jurisdiction (e.g., 10%, 20%, 30% or 33% and 50%). In addition, certain regulators require entities to discuss any prospective changes in organizational structure of which they are aware with the appropriate regulator, regardless of whether the controller/qualifying holder or the proposed controller/qualifying holder proposes to submit a change in control application. Breach of these requirements to notify various regulators of a decision to acquire or increase control/holding, or of the requirement to obtain approval before completing the relevant control/qualifying holding transaction may in some jurisdictions be a criminal offense attracting potentially unlimited fines. Regulators can also seek other remedies, including suspension of voting rights or having the purported acquisition annulled.
Our insurance subsidiaries and branches outside the United States operate in a number of different jurisdictions, including the EU, U.K., Ireland, Italy, Germany, Belgium, the Netherlands, Australia, Jersey, Singapore, Canada, Malaysia and Hong Kong. Certain entities operating in these jurisdictions are described below.
In the U.K., Apollo is considered the controller of certain insurance company (or equivalent) subsidiaries of Catalina Holdings (Bermuda) Ltd. (“Catalina”) and Aspen Insurance Holdings Limited (“Aspen”), including Catalina London Limited, Catalina Worthing Insurance Limited, AGF Insurance Limited, Aspen Insurance UK Limited (“Aspen U.K.”), which is domiciled in the United Kingdom and operates regulated branches in Australia, Canada, Singapore, Switzerland, and Aspen Managing Agency Limited, the Lloyd’s managing agent of Syndicate 4711, which has its underwriting capacity provided by Aspen’s subsidiary Aspen Underwriting Limited, a Lloyd’s corporate member. In addition, Catalina Services UK Limited and Aspen U.K. Syndicate Services Limited are also domiciled in the United Kingdom and provide insurance distribution services for purposes of certain U.K. insurance regulations.
In Ireland, Apollo is deemed to hold an indirect qualifying holding in each of Catalina Insurance Ireland DAC, which is Catalina’s wholly-owned Irish subsidiary insurance undertaking (e.g., insurance company), and Athora Ireland plc, which is a direct wholly-owned subsidiary of Athora Life Re Ltd. An indirect qualifying holding in Athora Ireland Services Limited, a wholly owned subsidiary of Athora, is also attributed to Apollo via Apollo’s indirect interest in Athora.
Apollo is deemed to hold an indirect qualifying holding in Athora Deutschland Verwaltungs GmbH, Athora Deutschland Holding GmbH & Co. KG, Athora Deutschland GmbH, Athora Lebensversicherung AG and Athora Pensionskasse AG, which are either German regulated insurance undertakings or German insurance holding companies.
Apollo is deemed to hold an indirect qualifying holding in Athora Belgium S.A./N.V. (“Athora Belgium”), which is a Belgian licensed insurance and reinsurance undertaking. In addition, some of Athora Belgium’s subsidiaries are registered with the Belgian regulator as insurance brokers and are subject to supervision by the Belgian regulator as regards their insurance distribution activities.
Apollo is deemed to hold an indirect qualifying holding in Athora Netherlands N.V. (formerly known as: VIVAT N.V.), Proteq Levensverzekeringen N.V., and SRLEV N.V., which are either Dutch regulated insurance undertakings or a Dutch insurance holding company, and Zwitserleven PPI N.V., which is a Dutch premium pension institution.
Apollo holds an indirect stake in Challenger Life Company Limited which is an Australian regulated life insurance company and a wholly owned subsidiary of Challenger Limited, an Australian listed company. Challenger Limited also has certain regulated subsidiaries outside of Australia.
Aspen also carries on insurance business through its Singapore Lloyd’s service company. Additionally, Catalina carries on insurance business through its Singapore-domiciled subsidiary Asia Capital Reinsurance Group Pte. Ltd., which in turn operates through its subsidiaries in Malaysia and through its branch office in Hong Kong.
Banking and Consumer Finance Regulation. As a result of certain investments of ours and the funds we manage in financial institutions that operate outside of the U.S., Apollo is subject to regulatory supervision by international financial regulators, including the European Union, German, Slovenian and U.K. financial regulators and applicable requirements set forth in the relevant banking and consumer finance regulations of such jurisdictions. In certain cases, such regulations impose suitability and conduct standards on the Company and require notice to and in certain instances approval of, the relevant regulatory authority of an intent to increase or decrease holdings in the relevant entity outside of specified thresholds, or other contemplated changes in structure, or transactions. Failure to comply with these applicable requirements may result in a variety of consequences, including fines, administrative measures, suspension of voting rights, mandatory disposal of interests in the regulated entity or other regulatory sanctions.

Lending Regulations. Certain of our subsidiaries, the funds we manage or other affiliates that engage in origination or lending activity are, or may in the future become, subject to state lender licensing laws and regulations applicable to the conduct of their business.
Regulated Entities Outside of the U.S. Certain of our subsidiaries and the funds that we manage that operate in jurisdictions outside of the United States are licensed by or have obtained authorizations to operate in their respective jurisdictions outside of the United States, and as a result are regulated by various international regulators and subject to applicable regulation. These registrations, licenses or authorizations relate to providing investment advice, discretionary investment management, arranging deals, marketing securities, capital markets activities and other regulated activities. Failure to comply with the laws and regulations governing these subsidiaries that have been registered, licensed or authorized could expose us to liability and/or damage our reputation.
In the U.K. and Europe, Apollo Management International LLP (“AMI”), registered in England and Wales, is authorized and regulated by the FCA in the United Kingdom under the FSMA and the rules promulgated thereunder.
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
Apollo Investment Management Europe LLP (“AIME”), registered in England and Wales, is authorized and regulated by the FCA in the United Kingdom as an alternative investment fund manager, with permission to manage and market alternative investment funds (“AIFs”). The FCA is responsible for supervising AIME’s compliance with the FSMA. Apollo Investment Management Europe (Luxembourg) S.à r.l. (“AIME Lux”), a Luxembourg regulated entity, received approval from the Luxembourg Commission de Surveillance du Secteur Financier (“CSSF”) to carry out certain activities regulated by the CSSF. AIME Lux is subject to the regulatory requirements imposed, inter alia, by the EU Alternative Investment Fund Managers Directive (the “AIFMD”) and EU Markets in Financial Instruments Directive (Directive 2004/39/EC) (“MiFID”).
Apollo Capital Solutions Europe B.V. (“ACSE”), registered in the Netherlands, is authorized and regulated by the Dutch Authority for the Financial Markets (“AFM”) as an investment firm under MiFID, the Dutch Financial Supervision Act and the rules promulgated thereunder.
In Mauritius, Apollo Advisors (Mauritius) Ltd (“Apollo Mauritius”), one of our subsidiaries, and AION Capital Management Limited (“AION Manager”), one of our joint venture investments, are licensed providers of investment advisory and investment management services respectively in the Republic of Mauritius and are subject to applicable Mauritian securities laws and the oversight of the Financial Services Commission (Mauritius) (the “FSC”).
In India, certain of the funds we manage are registered with the Securities and Exchange Board of India as Category II Alternative Investment Funds and are subject to the regulatory requirements under the Securities and Exchange Board of India Act, 1992 and the regulations issued thereunder governing alternative investment funds in India. Additionally, certain of our subsidiaries and funds we manage that are organized in India are subject to the Foreign Exchange Management Act, 1999 (and rules and regulations made thereunder) which falls within the purview of the Reserve Bank of India.
In Singapore, Apollo Management Singapore Pte. Ltd., a private limited company incorporated in Singapore under the Companies Act, holds a Capital Markets Services License for the regulated activities of Fund Management with the Monetary Authority of Singapore. Apollo Management Singapore Pte. Ltd. (“Australia Branch”) is also registered as a foreign company in Australia with Australian Securities and Investments Commission. The Australia Branch is conducting business in Australia through the Capital Market Services License held in Singapore.
In Hong Kong, Apollo Management Asia Pacific Limited, a limited company incorporated in Hong Kong under the Companies Ordinance, holds a Type 1: Dealing in Securities and Type 4: Advising in Securities license with the Hong Kong Securities and Futures Commission.

In Japan, Apollo Management Japan Limited, a limited company incorporated in Hong Kong under the Companies Ordinance, maintains Type II Financial Instruments Business and Investment Advisory and Agency Business registrations with the Kanto Local Financial Bureau under the Japan Financial Services Agency. In addition, PK AirFinance Japan Godo Kaisha and PK AIR 1 JPN Godo Kaisha, which are limited liability companies in Japan, both maintain a Money Lending Business license with the Tokyo Metropolitan Government under the Japan Financial Services Agency.
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
Macroeconomic Risks
Difficult political, market or economic conditions may adversely affect our business in many ways which could materially reduce our revenue, net income and cash flow and adversely affect our financial prospects and condition.
Our business and the businesses of portfolio companies of funds we manage are materially affected by conditions in the political environment and financial markets and economic conditions throughout the world, such as changes in interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), governmental policy and regulatory reform, changes in trade policy, tariffs and trade sanctions on goods, trade wars, the planned discontinuation of LIBOR, U.S.-China relations, the withdrawal of the U.K. from the EU single market and customs union, imposition or maintenance of trade barriers, labor shortages, supply chain disruptions, economic, political, fiscal and/or other developments in or affecting Eurozone countries, commodity prices, currency exchange rates and controls, wars, other national and international political circumstances (including terrorist acts or security operations), natural disasters, climate change, pandemics or other severe public health crises and other events outside of our control.
Both domestic and international markets experienced significant inflationary pressures in fiscal year 2022 and inflation rates in the U.S., as well as in other countries in which we operate, are currently expected to continue at elevated levels for the near term. In addition, the Federal Reserve in the U.S. and central banks in various other countries have raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation could also result in recessionary pressures in many parts of the world. Interest rate risk poses a significant market risk to us as a result of interest rate-sensitive assets (e.g., fixed income assets) and liabilities (e.g., debt obligations) held by us and by the portfolio companies of the funds we manage. Certain portfolio companies of the funds we manage may also be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on their loans, particularly if interest rates rise further in response to inflation. In addition, any projected future decreases in such portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our and our funds’ investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.
The Russian invasion of Ukraine has also increased global economic and political uncertainty. Furthermore, governments in the U.S., U.K., and EU have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia, and additional controls and sanctions could be enacted in the future. We are continuing to actively monitor the situation in Russia and Ukraine and assess its impact on our business and the business and operations of the portfolio companies of the funds we manage (particularly the impact on portfolio companies that operate in industries such as chemicals, oil and gas and aviation). We have no significant exposure to Russia or Ukraine and as such, to date, the conflict has not had a material impact on our business, financial condition or results of operations. However, it is possible that the conflict in Ukraine may escalate or expand, and the scope, extent and duration of the military action, current or future sanctions and resulting market and geopolitical disruptions could be significant. The acceleration of a global energy crisis, including as a result of restrictions on Russia's energy exports, could similarly have an adverse impact on certain of the geographies where we do business and certain business and operations of the portfolio companies of the funds we manage. We cannot predict the impact the conflict may have on the global economy or our business, financial condition and operations in the future. The Russia and Ukraine conflict may also heighten the impact of other risks described herein.
Additionally, investing in securities of issuers organized or based outside the U.S. and operating outside the U.S. may also expose us to increased compliance risks, as well as higher compliance costs to comply with U.S. and non-U.S. anti-corruption, anti-money laundering and sanctions laws and regulations. These factors are outside our control and may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to these conditions.
Volatility caused by political, market or economic conditions can materially hinder the initiation of new, large-sized transactions for the funds we manage and, together with volatility in valuations of equity and debt securities, may adversely impact our operating results. It may also increase the risk that cash flows generated from our operations may differ from our expectations in timing or amount. Volatility and general economic trends are also likely to impact the performance of portfolio companies in many industries, particularly industries that are more affected by changes in consumer demand, such as the packaging, manufacturing, chemical and refining industries, as well as the travel and leisure, gaming and real estate industries. Our performance, and the performance of the funds we manage, may be adversely affected to the extent portfolio companies in these industries experience adverse performance or additional pressure due to downward trends. There is also a risk of both sector-specific and broad-based corrections and/or downturns in the equity and/or credit markets. Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any further decreases in net income or increases in net losses relating to changes in market and economic conditions.
We are subject to risks associated with public health crises, such as pandemics and epidemics, including the COVID-19 pandemic which has caused severe disruptions in the U.S. and global economy and could continue to impact our business, financial condition and results of operations.
We and the portfolio companies of the funds we manage are subject to risks associated with public health crises, such as pandemics and epidemics, including the COVID-19 pandemic. The COVID-19 pandemic and the responses to the pandemic have adversely impacted global commercial activity and contributed to significant volatility in financial markets. It is uncertain how long this volatility in the financial markets created by the COVID-19 pandemic will continue. While many countries around the world have removed or reduced the restrictions taken in response to the COVID-19 pandemic, the emergence of new variants of the SARS-CoV-2 virus may result in new governmental lockdowns, quarantine requirements or other restrictions to slow the spread of the virus. The effects of the COVID-19 outbreak on the economy and the public have been severe and have exacerbated, and may continue to exacerbate, other pre-existing political, social, economic, market and financial risks.

The emergence of new variants of the SARS-CoV-2 virus and the extended duration of the COVID-19 pandemic could adversely affect our business in a number of ways, including by adversely impacting the valuations of investments of the funds we manage, which are generally correlated to the performance of the relevant equity and debt markets; increasing volatility in the financial markets; preventing us from capitalizing on certain market opportunities; causing prolonged asset price inflation and hampering our ability to deploy capital or to deploy capital as profitably; interrupting global or regional supply chains; reducing our opportunities to successfully exit existing investments; straining our liquidity; impairing our equity investments and impacting the ability of portfolio companies of the funds we manage to meet their respective financial obligations and comply with existing covenants; and reducing our ability to understand and foresee trends and changes in the markets in which we operate.
The scope and duration of any future public health crisis, including the potential emergence of new variants of the SARS-CoV-2 virus, the pace at which government restrictions are imposed and lifted, the scope of additional actions taken to mitigate the spread of disease, global vaccination and booster rates, the speed and extent to which global markets fully recover from the disruptions caused by such a public health crisis, and the impact of these factors on our business, financial condition and results of operations, will depend on future developments that are highly uncertain and cannot be predicted with confidence.
Climate change and regulatory and other efforts to reduce climate change could adversely affect our business.
We and the portfolio companies of the funds we manage face a number of risks associated with climate change, including both transition and physical risks. The transition risks that could impact us and the investments of the funds we manage include those risks related to the impact of U.S. and foreign climate- and environmental, social and governance (“ESG”)-related legislation and regulation, as well as risks arising from climate-related business trends. Moreover, our investments, and the investments of the portfolio companies of the funds we manage, are subject to risks stemming from the physical impacts of climate change. In particular, climate change may impact asset prices and the value of investments linked to real estate. For example, rising sea levels may lead to decreases in real estate values in coastal areas. We and the funds we manage have significant concentrations of real estate investments and collateral underlying investments linked to real estate in areas of the United States prone to catastrophe.
New climate change-related regulations or interpretations of existing laws may result in enhanced disclosure obligations that could negatively affect us or the investments of the portfolio companies of the funds we manage and also materially increase our regulatory burden. We also face business trend-related climate risks. Certain fund investors are increasingly taking into account ESG factors, including climate risks, in determining whether to invest in the funds we manage. Our reputation and investor relationships could be damaged as a result of our involvement, or the involvement of the funds we manage, in certain industries, portfolio companies or transactions associated with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.
Operating Risks
We may not be successful in expanding into new investment strategies, markets and businesses, each of which may result in additional risks and uncertainties in our business.
We actively consider the opportunistic expansion of our business, both geographically and into new investment strategies, and intend, to the extent that market conditions warrant, to grow our business by increasing AUM in existing businesses and expanding into new investment strategies, geographic markets, businesses and distribution channels, including the retail channel. We intend to grow our business in the future in part by acquisitions and joint ventures, each of which could require additional cash or equity, systems development and skilled personnel. We may experience challenges identifying, financing, consummating and integrating such acquisitions and transactions. Our organizational documents do not limit us to the asset management business. Accordingly, we may pursue growth through acquisitions of other investment management companies, acquisitions of critical business partners or other strategic initiatives, including entering into new lines of business.
We may not be successful in any such attempted expansion. Attempts to expand our business involve a number of special risks, including the diversion of management’s attention from our core business; the disruption of our ongoing business; entry into markets or businesses in which we may have limited or no experience; increasing demands on our operational systems and infrastructure; potential increase in investor concentration; enhanced regulatory scrutiny and greater reputational and litigation risk; difficulty in combining or integrating operational and management systems; and the broadening of our geographic footprint, increasing the risks associated with conducting operations in foreign jurisdictions (including regulatory, tax, legal and reputational consequences). Additionally, any expansion of our business could result in significant increases in our outstanding indebtedness and debt service requirements, which would increase the risks of investing in our Preferred shares, and may adversely impact our results of operations and financial condition.

We also may not be successful in identifying new investment strategies or geographic markets that increase our profitability, or in identifying and acquiring new businesses that increase our profitability. We have also entered into strategic partnerships, separately managed accounts and sub-advisory arrangements, which lack the scale of the funds we traditionally manage and are more costly to administer. The prevalence of these accounts may also present conflicts and introduce complexity in the deployment of capital.
Before expanding into new investment strategies, or making any fund investments generally, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex issues, including but not limited to those related to business, financial, credit risk, tax, accounting, environmental, legal and regulatory and macroeconomic trends. The due diligence investigation that we will carry out may not reveal or highlight all relevant facts (including fraud) or risks that may be necessary or helpful in evaluating such investment opportunity, including past or current violations of law and related legal exposure, and we may not identify or foresee future developments that could have a material adverse effect on an investment (e.g., technological disruption across an industry).
We operate in highly competitive industries, which could limit our ability to achieve our growth strategies and could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects.
We operate in highly competitive markets and compete with a large number of investment management firms, private equity, credit and real assets fund sponsors, broker-dealers, financial advisors, asset managers and other financial institutions. In particular, we face competition in the pursuit of outside investors for the funds we manage and in acquiring investments in attractive portfolio companies and making other investments. Competition among funds is based on a variety of factors, including: investment performance; investor liquidity and willingness to invest; investor perception of investment managers’ drive, focus and alignment of interest; quality of service provided to and duration of relationship with investors; business reputation; and the level of fees and expenses charged. A number of factors could increase our competitive risks, including but not limited to: economic and market conditions changing the attractiveness of the funds we manage; competitors having more capital or a lower cost of capital, lower targeted returns, greater expertise in a particular area, or access to funding sources not available to us; competitors having a more established presence and expertise in particular geographies and businesses in which we are looking to expand; the ability of corporate buyers competing with funds we manage to achieve synergistic cost savings; competitors having higher risk tolerance, different risk assessments or lower return thresholds; existing and new competitors utilizing low cost, high speed financial applications, platforms and services based on artificial intelligence; developments in financial technology (or fintech), such as a distributed ledger technology (or blockchain), disrupting the financial industry; new entrants in our various businesses being successful; the relatively few barriers to entry failing to prevent other alternative investment managers from implementing an integrated platform similar to ours or deploying similar investment fund management strategies; and other industry participants hiring our investment professionals. These competitive pressures may have a material and adverse effect on our growth, business, financial condition, results of operations, cash flows and prospects.
We depend on certain key personnel and the loss of their services could have a material adverse effect on us.
The success of our business depends on the efforts, judgment, business relationships, personal reputations and continued service of our key personnel. The loss of the services of any of our key personnel or damage to their personal reputation could have a material adverse effect on our business. Accordingly, our retention of our key personnel and our success in recruiting additional personnel is crucial to our success. If our key personnel were to join or form a competitor, our business could similarly suffer a material adverse effect. For example, some of the investors in the funds we manage could choose to invest with that competitor, another competitor or not at all, rather than in the funds we manage. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our key personnel. We may also not succeed in recruiting additional personnel because the market for qualified professionals is extremely competitive. Efforts to retain or attract key personnel may result in significant additional expenses, which could adversely affect our profitability.
In addition, the governing agreements of certain of the funds we manage provide that in the event certain investment professionals and other key personnel fail to devote the requisite time to our business, the commitment period will terminate. In some instances, such termination becomes effective only if coupled with a certain percentage in interest of the fund investors or the respective fund advisory board not voting to continue the commitment period. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of the funds we manage would likely result in significant reputational damage to us.

Misconduct by our current and former employees, directors, advisers, third party-service providers or others affiliated with us could harm us by impairing our ability to attract and retain investors and by subjecting us to significant legal liability, regulatory scrutiny and reputational harm.
There is a risk that our employees, directors, advisers, third party-service providers or others affiliated with us could engage, deliberately or recklessly, in misconduct or fraud that creates legal exposure for us and adversely affects our business. If anyone associated or affiliated with us, or the portfolio companies of the funds we manage, were to engage, or be accused of engaging in illegal or suspicious activities, sexual harassment, racial or gender discrimination, improper use or disclosure of confidential information, fraud, payment or solicitation of bribes, misrepresentation of products and services or any other type of similar misconduct or violation of other laws and regulations, we could suffer serious harm to our brand, reputation, be subject to penalties or sanctions, face difficulties in raising funds, suffer serious harm to our financial position and current and future business relationships, as well as face potentially significant litigation or investigations.
Fraud, payment or solicitation of bribes and other deceptive practices or other misconduct at the portfolio companies of the funds we manage could similarly subject us to liability and reputational damage and also harm our performance. There are a number of grounds upon which such misconduct at a portfolio company could subject us to criminal and/or civil liability, including on the basis of actual knowledge, willful blindness, or control person liability.
We rely on technology and information systems, many of which are controlled by third-party vendors, to maintain the security of our information and technology networks and to conduct our business, and any failures or interruptions of these systems could adversely affect our business and results of operations.
We are subject to various risks and costs associated with the collection, handling, storage and transmission of personally identifiable information. In the ordinary course of our business, we collect and store a range of data, including our proprietary business information and intellectual property, and personally identifiable information of our employees, our investors and other third parties, in our data centers and on our networks and we rely on technology and information systems to execute, confirm and settle transactions. We rely on a host of information systems and hardware systems for the secure processing, maintenance and transmission of this information, and the unavailability of these systems or the failure of these systems to perform as anticipated for any reason could disrupt our business and could result in decreased performance and increased operating costs, causing our business and results of operations to suffer.
Although we are not currently aware of any cyberattacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our operations or financial condition, there can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems, especially because the cyberattack techniques used change frequently and are not recognized until launched, the full scope of a cyberattack may not be realized until an investigation has been performed and cyberattacks can originate from a wide variety of sources. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. Although we take protective measures and endeavor to strengthen our computer systems, software, technology assets and networks to prevent and address potential cyberattacks, there can be no assurance that any of these measures will prove effective. Furthermore, delays in the maintenance, updates, upgrading or patching of our information systems could adversely impact their effectiveness or could expose us, as well as our clients and others who rely upon, or have exposure to, our systems, to security and other risks.
We are also dependent on an increasingly concentrated group of third-party vendors that we do not control for hosting the information systems and hardware systems that are critical to our business. We also rely on third-party service providers for certain aspects of our business, including for certain information systems, technology and administration of the funds we manage and compliance matters. A disaster, disruption or compromise in technology or infrastructure that supports our business, including a disruption involving electronic communications or other services used by us, our vendors or third parties with whom we conduct business, may have an adverse impact on our ability to continue to operate our business without interruption which could have a material adverse effect on us. These risks could increase as vendors increasingly offer cloud-based software services rather than software services that can be operated within our own data centers. These risks also increase to the extent we engage in operations outside the U.S. We also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could have a material adverse effect on our business. In addition, costs related to data security threats or disruptions may not be fully insured or indemnified by other means.
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
Our business, financial condition, results of operations, liquidity and cash flows depend on the accuracy of our management’s assumptions and estimates, and we could experience significant gains or losses if these assumptions and estimates differ significantly from actual results.
We make and rely on certain assumptions and estimates regarding many matters related to our business, including valuations, interest rates, investment returns, expenses and operating costs, tax assets and liabilities, tax rates, business mix and contingent liabilities. We also use these assumptions and estimates to make decisions crucial to our business operations. In addition, certain investments and other assets and liabilities of our business must be, or at our election are, measured at fair value the determination of which involves the use of various assumptions and estimates and considerable judgment. The factors influencing these various assumptions and estimates cannot be calculated or predicted with certainty, and if our assumptions and estimates differ significantly from actual outcomes and results, our business, financial condition, results of operations, liquidity and cash flows may be materially and adversely affected.
Many of the funds we manage invest in illiquid assets and we may fail to realize profits from these assets for a considerable period of time, or lose some or all of the principal amount we invest in these assets if we are required to sell our invested assets at a loss at inopportune times or in response to changes in applicable rules and regulations.
Many of the funds we manage invest in securities or other financial instruments that are not publicly traded or are otherwise viewed as “illiquid.” In many cases, the funds we manage may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. The ability of many funds we manage to dispose of investments is heavily dependent on the public equity markets. Furthermore, large holdings even of publicly traded securities can often be disposed of only over a substantial period of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. Accordingly, the funds we manage may be forced, under certain conditions, to sell securities at a loss.
Further, governmental and regulatory authorities periodically review legislative and regulatory initiatives, and may promulgate new or revised, or adopt changes in the interpretation and enforcement of existing, rules and regulations at any time that may impact our investments. For example, Rule 15c2-11 under the Exchange Act governs the submission of quotes into quotation systems by broker-dealers and has historically been applied to the over-the-counter equity markets. However, the SEC recently stated that it intends to apply the rule to fixed income markets, potentially restricting the ability of market participants to publish quotations for applicable fixed income securities after January 4, 2025. Such changes in regulatory requirements could disrupt market liquidity, make it more difficult for us to source and invest in attractive private investments, and cause securities that are not publicly traded to lose value, any of which could have a material and adverse effect on our business, financial condition or results of operations.
We rely on the debt financing markets for the operation of our business.
We rely on the debt financing markets for the operation of our business. To the extent that markets render debt financing difficult to obtain, refinance or extend, or more expensive, this may have a material and adverse effect on our business, financial condition, results of operations, liquidity and cash flows.
Many of the funds we manage utilize subscription lines of credit to fund operations and investments, including their equity contributions in a portfolio company. Some of these are also intended as a source of longer-term borrowings for investments by the relevant funds. In other cases, some funds make investments through the use of net asset value-based fund finance facilities or similar financing arrangements, margin loans or other derivative financing arrangements that are backed by the fund’s investment portfolio. The interest expense and other costs incurred in connection with such indebtedness may not be recovered by appreciation in the assets purchased or carried, and will be lost, and the timing and magnitude of such losses may be accelerated or exacerbated in the event of a decline in the market value of such assets. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings. The inability to obtain such financing on attractive terms may impact the ability of the funds we manage to achieve targeted rates of return.
Additionally, certain investments by the funds we manage rely heavily on the use of leverage. For example, in many of the private equity fund investments, indebtedness may constitute 70% or more of a portfolio company’s total debt and equity capitalization. The absence of available sources of senior debt financing for extended periods of time could materially and adversely affect the funds we manage. In the event that funds we manage are unable to obtain committed debt financing for potential investments, including acquisitions, or can only obtain debt at an increased interest rate or otherwise on unfavorable terms, such funds may have difficulty completing otherwise profitable investments or may generate profits that are lower than would otherwise be the case, either of which could lead to a decrease in the investment income earned by us. Any failure by lenders to provide previously committed financing can also expose us to potential claims by counterparties with which funds we manage have contracted to effectuate an investment transaction (i.e., sellers of businesses that funds we manage may have contracted to purchase). In addition, to the extent that the current markets make it difficult or impossible for a portfolio company to refinance debt that is maturing in the near term, it may face substantial doubt as to its status as a going concern (which may result in an event of default under various agreements) or it may be unable to repay such debt at maturity and be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. Furthermore, investments in highly leveraged entities are inherently more sensitive to declines in revenues, increases in expenses and interest rates and adverse economic, market and industry developments. As a result, the risk of loss associated with a leveraged entity is generally greater than for companies with comparatively less debt.
Changes to the method of determining the LIBOR or the selection of a replacement for LIBOR may affect the value of investments held by or due to us or the funds we manage and could affect our results of operations and financial results.
As a result of the expected discontinuation of certain unsecured benchmark interest rates, including LIBOR and other Interbank Offered Rates (“IBORs”), regulators and market participants in various jurisdictions have been working to identify alternative reference rates that are compliant with the International Organization of Securities Commission’s standards for transaction-based benchmarks. In the U.S., the Alternative Reference Rates Committee, a group of market and official sector participants, identified the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative benchmark rate. Other alternative reference rates have been recommended in other jurisdictions.
A large number of IBOR-referenced contracts are held by or due to us or funds we manage. Furthermore, a significant number of portfolio companies of the funds we manage are borrowers of LIBOR-linked debt obligations, such as LIBOR-based credit agreements and floating rate notes. Transition from LIBOR to SOFR or to another reference rate may result in an increase or a decrease of the overall borrowing cost for us, the funds we manage and their portfolio companies. Even if the overall borrowing cost decreases, any savings that we or the funds we manage realize from such decrease could be offset partially or entirely by lower overall interest income received from certain assets. In addition, the transition from LIBOR to another reference rate could result in financial market disruption and significant increases or volatility in risk-free benchmark rates. Should such disruption occur, it may adversely affect, among other things, (1) the trading market for LIBOR-based securities, including those held in investment portfolios of the funds we manage and (2) the market for derivative instruments, including those that such funds use to achieve their hedging objectives. As a result, the transition from LIBOR could have a direct or indirect adverse effect on our business, results of operations and financial condition.
A portion of our revenues, earnings and cash flow is highly variable, which may make it difficult for us to achieve steady earnings growth on a quarterly basis, which may cause the price of our Preferred shares to be volatile.
A portion of our revenues, earnings and cash flow is highly variable, primarily due to the fact that performance fees and the transaction, advisory and other fees that we receive, can vary significantly from quarter to quarter and year to year. In addition, the investment returns of most of the funds we manage are volatile. We may also experience fluctuations in our results from quarter to quarter and year to year due to a number of other factors, including changes in the values of investments of the funds we manage, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. Our future results will also be significantly dependent on the success of the larger funds we manage (e.g., Fund VIII, Fund IX and Fund X), changes in the value of which may result in fluctuations in our results. In addition, performance fees from some of the funds we manage are subject to contingent repayment by the general partner if, upon the final distribution, the relevant fund’s general partner has received cumulative performance fees on individual portfolio investments in excess of the amount of performance fees it would be entitled to from the profits calculated for all portfolio investments in the aggregate. Such variability may lead to volatility in the trading price of our Preferred shares and cause our results for a particular period not to be indicative of our performance in a future period. It may be difficult for us to achieve steady growth in earnings and cash flow on a quarterly basis, which could in turn lead to large adverse movements in the price of our Preferred shares or increased volatility in the price of our Preferred shares in general.
The timing of performance fees generated by the funds we manage is uncertain and will contribute to the volatility of our results. Performance fees depend on the performance of the funds we manage. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value or other proceeds of an investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years before any profits can be realized in cash or other proceeds. We cannot predict when, or if, any realization of investments will occur. Generally, if the funds we manage were to have a realization event in a particular quarter or year, it may have a significant impact on our results for that particular quarter or year that may not be replicated in subsequent periods. With respect to a number of funds in our yield strategy, our performance fees are generally paid annually, semi-annually or quarterly, and the varying frequency of these payments will contribute to the volatility of our revenues and cash flow. Furthermore, we earn these performance fees only if the net asset value of a fund has increased or, in the case of certain funds, increased beyond a particular threshold, which is referred to as a “high water mark.” Such performance fees we earn are therefore dependent on the net asset value of investors’ investments in the fund, which could lead to significant volatility in our results.
Risks Relating to our Business
We may experience a decline in revenue.
We derive revenues from:
•capital committed to the funds, invested by the funds, or the net asset value of the funds;
•management fees, which are based generally on the amount of capital committed or invested in the funds we manage;
•in connection with services relating to investments by the funds we manage, fees earned or otherwise collected by one or more service providers affiliated with us;
•performance fees, based on the performance of the funds we manage; and
•investment income from our investments, including as general partner.
If a fund we manage performs poorly, we will receive little or no performance fees with regard to the fund and little income or possibly losses from any principal investment in the fund. Furthermore, if, as a result of poor performance of later investments in a fund’s life, the fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund, we could be obligated to repay the amount by which performance fees that were previously distributed to us exceeds amounts to which we are ultimately entitled. Several of the funds we manage may go into clawback. There can be no assurance that we will not incur a clawback repayment obligation in the future.
A variety of fees that we earn, such as origination, syndication, arranger, placement, sourcing, structuring and other similar financing-related fees, are driven in part by the pace at which the funds we manage commit to make or make investments. Any decline in the pace at which the funds we manage make investments would reduce our origination, syndication, arranger, structuring and other similar financing-related fees and could make it more difficult for us to raise capital. Likewise, any increase in the pace at which the funds we manage exit investments would reduce origination, syndication, arranger, structuring and other similar financing-related fees. In addition, we will experience a decrease in the amount of fee revenue if we share with fund investors a larger portion, or all, of certain types of fees generated by funds’ investments, such as management consulting fees and merger and acquisition transaction advisory fees, or if expenses arising from the operation of the funds we manage are borne by us alone, rather than the funds.
Additionally, certain of our subsidiaries perform underwriting, syndicating and securities placement services for the funds we manage and their portfolio companies as well as for investments made by Athene and for third parties. Our ability to maintain or grow these services, and the related fees we earn therefrom, depends on a number of factors, some of which are outside our control.
The Former Managing Partners, Contributing Partners and certain current and former investment professionals have personally guaranteed, subject to certain limitations, general partner clawback obligations, and we have agreed to indemnify them for such amounts attributed to interests they previously contributed or sold to the Apollo Operating Group.
In each instance, a decrease in the fees we receive from the funds we manage and other operating activities will lead to a decrease in our revenues and may have a materially adverse impact on our business and results of operations.
We depend on investors in the funds we manage for our continued success.
It could become increasingly difficult for the funds we manage to raise capital as funds compete for investments from a limited number of qualified investors. Without the participation of investors, the funds we manage will not be successful in consummating their capital-raising efforts, or they may consummate them at investment levels lower than those currently anticipated.

Certain institutional investors have publicly criticized compensation arrangements, including management, transaction and advisory fees. Although we have no obligation to modify any fees or other terms with respect to the funds we manage, we experience pressure to do so. In addition, certain institutional investors, including sovereign wealth funds and public pension funds, continue to demonstrate an increased preference for alternatives to the traditional investment fund structure, such as managed accounts, specialized funds and co-investment vehicles. Even though we have entered into such strategic arrangements, there can be no assurance that such alternatives will be as profitable to us as traditional investment fund structures. While we have historically competed primarily on the performance of the funds we manage, and not on the level of our management fees or performance fees relative to those of our competitors, there is a risk that management fees and performance fees in the alternative investment management industry will decline, without regard to the historical performance of a manager. Management fee or performance fee reductions on existing or future funds, without corresponding decreases in our cost structure even if other revenue streams increase, would adversely affect our revenues and profitability.
The failure of the funds we manage to raise capital in sufficient amounts and on satisfactory terms could result in a decrease in AUM, performance fees and/or fee revenue or could result in us being unable to achieve an increase in AUM, performance fees and/or fee revenue, and could have a material adverse effect on our financial condition and results of operations. Similarly, any modification of our existing fee arrangements or the fee structures for new funds could adversely affect our results of operations.
We continue to depend on investors in the funds we manage even after the capital-raising phase of any fund. Investors in many of the funds we manage make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. If investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected. Additionally, the governing documents of substantially all of the funds we manage in which there are third party investors provide that a simple majority-in-interest of a fund’s unaffiliated investors have the right to liquidate that fund for any or no reason, which would cause management fees and performance fees to terminate. We do not know whether, and under what circumstances, the investors in the funds we manage are likely to exercise such right. Furthermore, the management agreements of the funds we manage would also terminate if we were to experience a change of control without obtaining fund investor consent. We cannot be certain that consents required for the assignment of our management agreements will be obtained if such a deemed change of control occurs.
The governing agreements of certain of the funds we manage allow the investors of those funds to, among other things, (i) terminate the commitment period of the fund in the event that certain “key persons” fail to devote the requisite time to managing the fund, (ii) (depending on the fund) terminate the commitment period, dissolve the fund or remove the general partner if we, as general partner or manager, or certain “key persons” engage in certain forms of misconduct, (iii) dissolve the fund or terminate the commitment period upon the affirmative vote of a specified percentage of limited partner interests entitled to vote or (iv) dissolve the fund or terminate the commitment period upon a change of control. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of the funds we manage would likely result in significant reputational damage to us.
Investors in some of the funds we manage may also at times redeem their investments on an annual, semiannual or quarterly basis following the expiration of a specified period of time when capital may not be redeemed (typically between one and five years). In a declining market, the pace of redemptions and consequent reduction in our AUM could accelerate. The decrease in revenues that would result from significant redemptions in these funds could have a material adverse effect on our business, revenues, net income and cash flows.
Certain investors have placed increasing importance on the impact of investments made by the funds to which they commit capital on ESG-related issues. Consequently, the investors may decide not to commit capital in fundraises, or to withdraw previously committed capital from the funds we manage, based on their evolving ESG priorities. Certain investors may also condition capital commitments on ESG and similar matters in a way that may constrain our capital deployment opportunities, including by limiting investment opportunities in certain sectors, or taking certain actions, or refraining therefrom, that could adversely impact the value of an investment or that could improve the value of an investment. In addition, regulatory initiatives requiring asset managers and investors to classify certain funds and their investments against certain criteria are becoming increasingly common. Some categorization requirements may be subjective and, accordingly, open to interpretation. If regulators disagree with the categorization methodologies we use, or new regulations, legislation, or regulatory guidance require a methodology of measuring or disclosing ESG impact that is different from our current practice, it could have an adverse eﬀect on fundraising efforts. Given the increasing scrutiny on ESG matters as well as the increasing number of regulatory obligations relating to our business, the funds we manage, and their investments, there is an increasing risk that we could be perceived as or accused of making inaccurate or misleading statements regarding the investment strategies of the funds we manage, as well as about our, the funds’, and their investments’ performance against ESG-related measures and/or ESG initiatives. Any such perception or accusation could adversely impact our ability to raise capital and attract new investors.
Historical performance metrics are unreliable indicators of our current or future results of operations.
We have presented returns relating to the historical performance of the funds we manage and certain targets of our future performance, including by reference to the IRR of certain funds’ performance using a gross IRR and a net IRR calculation. The returns are relevant to us primarily insofar as they are indicative of performance fees we have earned in the past and may earn in the future, our reputation and our ability to raise new funds. The returns of the funds we manage are not, however, directly linked to returns on our Preferred shares. Moreover, the historical returns of the funds we manage should not be considered indicative of the future returns of such funds or any future funds we may raise. Performance metrics, such as IRR, going forward for any current or future fund may vary considerably from the historical performance generated by any particular fund, or for the funds we manage as a whole.
Valuations for the funds we manage entail significant complications and are not an indicator for actual realizations.
We value the illiquid investments held by the funds we manage based on our estimate of their fair value as of the date of determination based on third-party models, or models developed by us. In addition, because many of the illiquid investments held by the funds we manage are in industries or sectors that are unstable, in distress, or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments. We also include the fair value of illiquid assets in the calculations of net asset values, returns of the funds we manage and our AUM. Furthermore, we recognize performance fees based in part on these estimated fair values. Because these valuations are inherently uncertain, they may fluctuate greatly from period to period. Also, they may vary greatly from the prices that would be obtained if the assets were to be liquidated on the date of the valuation and often do vary greatly from the prices the funds we manage eventually realize.
If a fund realizes value on an investment that is significantly lower than the value at which it was reflected in a fund’s net asset values, the fund would suffer losses. This could in turn lead to a decline in our management fees and a loss equal to the portion of the performance fees reported in prior periods that was not actually realized upon disposition, and could slow the pace and reduce the likelihood that we earn carried interest. These effects could become applicable to a large number of investments by the funds we manage if the funds’ current valuations differ from future valuations due to market developments or other factors that are beyond our control. If asset values turn out to be materially different than values reflected in fund net asset values, fund investors could lose confidence which could, in turn, result in redemptions from the funds we manage that permit redemptions or difficulties in raising additional capital.
Investments made by the funds we manage entail significant risks and uncertainties.
We invest in a number of industries, products, geographical locations and strategies that entail significant risks and uncertainties, which may, if realized, have a material adverse effect on our business and results of operations. For example:
•The funds we manage often invest in companies with weak financial conditions, poor operating results, substantial financial needs, negative net worth and/or special competitive or regulatory problems, including in business enterprises that are or may become involved in work-outs, liquidations, spin-offs, reorganizations, bankruptcies and similar transactions.
•Investments by many of the funds we manage include debt instruments, equity securities, and other financial instruments of companies that the funds we manage do not control. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve the interests of the funds we manage.
•We generally establish the capital structure of portfolio companies and certain other fund investments, including real estate investments, on the basis of financial projections for such investments that are based primarily on management judgments.
•The funds we manage acquire and dispose of investments that are subject to contingent liabilities, which could be unknown to us at the time of the transaction or, if they are known to us, we may not accurately assess or protect against the risks that they present, and could in each case result in unforeseen losses for the funds we manage.

•A significant portion or all of a fund’s capital may be invested in a single investment or portfolio company and a loss with respect to such an investment or portfolio company could have a significant adverse impact on such fund’s capital.
•Even though there is uncertainty of the future of IBOR-based agreements, a large number of IBOR-referenced contracts are held by or due to us or the funds we manage. Furthermore, a significant number of portfolio companies of the funds we manage are borrowers of LIBOR-linked debt obligations, such as LIBOR-based credit agreements and floating rate notes.
•Certain of the funds we manage invest in infrastructure assets and real assets, which may expose us and the funds we manage to increased risks and liabilities that are inherent in the ownership, development and monetization of real assets.
•The funds we manage invest in assets denominated in currencies that differ from the currency in which the relevant fund is denominated.
•We have undertaken business initiatives to increase the number and type of investment products we could offer to investors. For example, we and the funds we manage have sponsored or otherwise made, and may continue to sponsor or otherwise make, investments in, or facilitate the acquisition of companies by, special purpose acquisition companies (“SPACs”). We are also likely to continue offering products for retail investors.
In each of these cases, the investments are exposed to significant risks and uncertainties, including regulatory and legal risks and oversight, adverse publicity and investor perceptions, reputational harm, counterparty default risk, inaccuracy of financial projections, inability to obtain full information as to the exact financial and operating conditions of the investment, increased likelihood that the assumptions on which we have based the investment are delayed, change or are never materialized, the effect of disruptions or volatility in the financial markets, inflation, commodity price risk, and additional exposures associated with attempts to hedge and otherwise protect from the downside of the investments. In each instance, if such risks were to materialize, the objective of our investments may not be fully realized, which could have a material adverse effect on our business and results of operations.
The performance of the funds we manage, and our performance, may be adversely affected by the financial performance of portfolio companies of the funds we manage and the industries in which the funds we manage invest.
Our performance and the performance of many of the funds we manage are significantly affected by the value of the companies in which the funds we manage have invested. The funds we manage invest in companies in many different industries, each of which is subject to volatility based upon a variety of factors, including economic, political and market factors. For example:
•The performance of certain of the portfolio companies of the funds we manage in the leisure and hospitality industry has been negatively impacted by the COVID-19 pandemic.
•The performance of the investments of the funds we manage in the commodities markets is substantially dependent upon prevailing prices of oil and natural gas which have been impacted by the recent and ongoing global energy crisis.
•The investments of the funds we manage in companies in the financial services sector are subject to government regulations, disclosure requirements, limits on fees, increasing borrowing costs or limits on the terms or availability of credit to such portfolio companies, and other regulatory requirements each of which may impact the conduct of such portfolio companies.
•The real estate investments of the funds we manage are exposed to rising mortgage interest rates, increasing consumer debt and a low level of consumer confidence in the economy and/or the residential real estate market.
•Investments of the funds we manage in commercial mortgage loans and other commercial real-estate related loans are subject to risks of delinquency and foreclosure, risks of loss that are greater than similar risks associated with mortgage loans made on the security of residential properties, and success of tenant businesses, property management decisions, competition from comparable types of properties and declines in regional or local real estate values and rental or occupancy rates.
•Investments of the funds we manage in the power and energy industries involve various risks, including regulatory and market risks. The increased scrutiny of regulators and investors on the negative ESG impacts of the power and energy industries may negatively impact the value of investments in these sectors and our ability to exit certain investments on favorable terms. Future regulatory or legislative efforts by government agencies could place additional limitations on carbon-intensive forms of power generation or the exploration, mining, extraction, distribution and/or refining of certain fossil fuels.
In addition, portfolio companies of the funds we manage across a wide range of industries have experienced significant challenges in their global supply chain, including shortages in supply, or disruptions or delays in shipments, of certain materials or components used in their products, and related price increases. While to date many of these portfolio companies have been able to manage the challenges associated with these delays and shortages without significant disruption to their business, no assurance can be given that these efforts will continue to be successful. Deterioration in the domestic or international economic environment may cause decreased demand for the products and services of the portfolio companies of the funds we manage and increased competition, which could result in lower sales volume and lower prices for their products, longer sales cycles, and slower adoption of new technologies.
The performance of the funds we manage, and our performance, may be adversely affected to the extent the portfolio companies of the funds we manage experience adverse performance or additional pressure due to downward trends in their respective industries.
The funds that we manage in our yield strategy are subject to numerous additional risks.
The funds we manage in our yield strategy are subject to numerous additional risks, including the risks set forth below.
•The funds we manage may concentrate investments in any one borrower or other issuer, product category, industry, region or country.
•The funds we manage sometimes hold (including outright positions in issuers and exposure to such issuers derived through any synthetic and/or derivative instrument) in multiple tranches of securities of an issuer (or other interests of an issuer) or multiple funds having interests in the same tranche of an issuer.
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
•The efficacy of the investment and trading strategies of certain funds may depend largely on the ability to establish and maintain an overall market position in a combination of different financial instruments, which can be difficult to execute.
•Certain of these funds originate, acquire or participate in (including through assignments and sub-participation) loans, including, but not limited to, secured and unsecured notes, senior and second lien loans, mezzanine loans, non-performing loans or other high-risk receivables and other similar investments in below investment grade or unrated debt which are or may become illiquid.
•These funds’ investments are subject to risks relating to investments in commodities, swaps, futures, options and other derivatives, the prices of which are highly volatile and may be subject to a theoretically unlimited risk of loss in certain circumstances.
Conflicts of Interest
Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our business.
We increasingly confront potential conflicts of interest relating to our business, our investment activities and the investment activities of the funds we manage. As an asset manager, conflicts of interest may arise in connection with investment decisions, including regarding the identification, making, management, valuation, disposition, and timing of a fund’s investments. These conflicts of interest include conflicts that arise among the funds we manage as well as between us and the funds we manage. Certain inherent conflicts of interest arise from the fact that (i) we provide investment management services to more than one fund or client, (ii) the funds we manage often have one or more overlapping investment strategies, and (iii) we could choose to allocate an investment to more than one fund or to ourselves. Also, the investment strategies employed by us for current and future clients, or on our own behalf, could conflict with each other, and may adversely affect the prices and availability of other securities or instruments held by, or potentially considered for, one or more clients. If participation in specific investment opportunities is appropriate for more than one of the funds we manage, participation in such opportunities will be allocated pursuant to our allocation policies and procedures, which take into account the terms of the relevant partnership or investment management agreement as well as the decisions of our allocations committee.
In addition to the potential for conflict among the funds we manage, we face the potential for conflict between us and the funds we manage or clients. These conflicts may include: (i) the allocation of investment opportunities between Apollo and the funds Apollo manages; (ii) the allocation of investment opportunities among funds with different performance fee structures, or where our personnel have invested more heavily in one fund than another; (iii) the determination of what constitutes fund-related expenses and the allocation of such expenses between our advised funds and us and (iv) the ability of our personnel to, in certain circumstances, make investments in the funds we manage or funds managed by third parties on more favorable terms.
The documents of the funds we manage typically do not mandate specific allocations with respect to co-investments. The investment advisers of the funds we manage may have an incentive to provide potential co-investment opportunities to certain investors in lieu of others and/or in lieu of an allocation to the funds we manage (including, for example, as part of an investor’s overall strategic relationship with us) if such allocations are expected to generate relatively greater fees or performance allocations to us than would arise if such co-investment opportunities were allocated otherwise.
The conflicts of interest stemming from investment allocation decisions are exacerbated by our sponsorship of SPACs. After a SPAC has completed its initial public offering, it has to complete its initial business combination within a predetermined completion window. If a SPAC fails to complete a business combination in the prescribed time, the SPAC is required to redeem the shares of its investors while we and the funds we manage, as the SPAC sponsor, would lose our entire investment. In order to protect our capital, our investment professionals may allocate a potential investment to a SPAC as opposed to a different Apollo managed fund, portfolio company or client, thereby creating a conflict of interest. This conflict of interest will increase as our SPACs get closer to the end of their completion window.
The funds we manage invest in portfolio companies whose operations may be substantially similar to and/or competitive with the portfolio companies in which our other funds have invested. The performance and operation of such competing businesses could conflict with and adversely affect the performance and operation of the portfolio companies of the funds we manage, and may adversely affect the prices and availability of business opportunities or transactions available to such portfolio companies. In addition, we may take different actions across funds with similar investment programs, objectives or strategies. For example, one of the private equity funds we manage could have an interest in pursuing an acquisition, divestiture or other transaction, even though the proposed transaction would subject one or more of the investments of the credit funds we manage to additional or increased risks. We may also advise clients with investment objectives or strategies that conflict with those of certain of the funds we manage. We, the funds we manage or the portfolio companies of the funds we manage may also have ongoing relationships with issuers whose securities have been acquired by, or are being considered for investment by us. In addition, a dispute may arise between the portfolio companies of the funds we manage, and the investors in the funds we manage may be dissatisfied with our handling of such dispute.
We currently operate without information barriers that some other investment management firms implement to separate business units and/or to separate persons who make investment decisions from others who might possess material non-public information that could influence such decisions. Our executive officers, investment professionals or other employees may acquire confidential or material non-public information and, as a result, they, we, the funds we manage and other clients may be restricted from initiating transactions in certain securities. In the event that any of our employees obtains such material non-public information, we may be restricted in acquiring or disposing of investments on behalf of the funds we manage, which could impact the returns generated for such funds. Notwithstanding the maintenance of restricted securities lists and other internal controls, it is possible that the internal controls relating to the management of material non-public information could fail and result in us, or one of our investment professionals, buying or selling a security while, at least constructively, in possession of material non-public information. Inadvertent trading on material non-public information could have adverse effects on our reputation, result in the imposition of regulatory or financial sanctions and, as a consequence, negatively impact our ability to provide our investment management services to our clients and the funds we manage.
The functions of certain of our affiliates may give rise to a number of conflicts of interest. For example, certain of our affiliates are broker-dealers registered with the SEC and members of the Financial Industry Regulatory Authority, Inc. (“FINRA”) that principally conduct private placements and provide services in respect of the underwriting and syndication of securities, transaction advisory services, including capital markets advisory and structuring services, sourcing services and merger and acquisition advisory services. Additionally, certain of our affiliates and/or portfolio companies of the funds we manage provide a variety of services with respect to financial instruments, including loans, that are not subject to broker-dealer regulations, such as originating, administering, arranging, structuring, placing and syndicating loans, debt advisory and other similar services to the funds we manage and their portfolio companies as well as third parties. While we believe these kinds of transactions are beneficial to our clients and the funds we manage, the functions that our affiliates may perform give rise to a number of conflicts of interest, including, for example, with respect to the allocation of investment opportunities. In connection with their services to the funds we manage and their portfolio companies, such affiliates and/or the portfolio companies receive fees from the funds we manage, portfolio companies of the funds we manage and third-party borrowers. Consequently, our relationship with these entities may give rise to conflicts of interest between (i) us and portfolio companies of the funds we manage and/or (ii) us and the funds we manage. Additionally, some of our personnel are dual affiliated with other organizations, including our affiliated broker-dealers. Such dual affiliation gives rise to conflicts of interest, including for example with respect to allocation of time, resources, and investment opportunities.
Certain of our executive officers and senior investment professionals have established family offices to provide investment advisory, accounting, administrative and other services to their respective family accounts (including certain charitable accounts) in connection with their personal investment activities unrelated to their investments in Apollo entities. The investment activities of the family offices, and the involvement of the executive officer or senior investment professional in these activities may give rise to potential conflicts between the personal financial interests of the executive officer or senior investment professional and the interests of us, any of our subsidiaries or any stockholder other than such executive officer or senior investment professional.
From time to time, we finance, securitize or employ structured finance arrangements in respect of certain of our balance sheet assets. We could also employ structured financing arrangements with respect to co-investment interests and investments in other funds made by our entities (including, potentially, co-investments with the funds we manage). These structured financing arrangements could alter our returns and risk exposure with respect to the applicable balance sheet assets as compared to our returns and risk exposure if we held such assets outside of such structured financing arrangements, and could create incentives for us to take actions in respect of such assets that we otherwise would not in the absence of such arrangements or otherwise alter our alignment with investors in such investments. These arrangements could also result in us realizing liquidity with respect to our equity investment in a fund or other entity at a different point in time (including earlier) than the limited partners of such entity.
In addition to such finance arrangements, we also opportunistically invest or otherwise deploy the assets on our balance sheet. Such investments may create a platform of businesses directly owned by us, outside of the funds we manage and their portfolio companies or directly owned by the funds we manage. We may be subject to increased conflicts of interest between operating such platform businesses and the funds we manage and their portfolio companies. In addition, certain entities in which Apollo has made a balance sheet investment also may provide services to Apollo, the funds we manage or their portfolio companies, which may give rise to conflicts of interest.
In addition, the funds we manage may, subject to applicable requirements in their governing documents, which may include obtaining advisory board consent, determine to sell a particular portfolio investment into a separate vehicle, which may be managed by us, with different terms (i.e., longer duration) than the fund that originally acquired the portfolio investment, and provide limited partners with the option to monetize their investment with the fund at the time of such sale, or to roll all or a portion of their interest in the portfolio investment into a new vehicle. Under such circumstances, we may invest in or alongside the new vehicle, or hold the entirety of the portfolio investment sold by the fund through or alongside the new vehicle (i.e., in the event that all limited partners elect to monetize their investment at the time of sale to the new vehicle). As a consequence, conflicts of interest may arise across the funds we manage, limited partners, and us.
Most of the funds we manage obtain subscription line facilities to facilitate investments and operations, including the payment of fees and expenses. If an investment fund obtains a subscription line facility, the fund’s working capital needs will in most instances be satisfied through borrowings by the fund under the subscription line facility, and, less so, by drawdowns of capital contributions by the fund. As a result, capital calls are expected to be conducted in larger amounts on a less frequent basis in order to, among other things, repay borrowings and related interest expenses due under such subscription line facilities.
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

Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation which would materially adversely affect our business and results of operations.
Risks Related to Regulation and Litigation
Extensive regulation of our business affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus could result in additional burdens on our business.
We are subject to extensive regulation, including periodic examinations and requirements to obtain and maintain licenses and/or other approvals, by government agencies and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of the various laws and regulations to which we are subject are discussed in “Item 1. Business—Regulatory and Compliance Matters.” As detailed in that section, certain of our subsidiaries and/or affiliates are, among others, regulated under the Investment Advisers Act; the Investment Company Act; the Dodd-Frank Wall Street Reform and Consumer Protection Act; the EU Alternative Investment Fund Managers Directive; the EU Markets in Financial Instruments Directive; the EU General Data Protection Regulation; the U.K. Data Protection Act 2018; the Cayman Data Protection Law; the California Consumer Privacy Act of 2018; the Regulation on OTC Derivatives, Central Counterparties and Trade Repositories; as well as by the Financial Stability Oversight Council; the Federal Reserve; the SEC; FINRA; the U.S. Department of Labor; the Internal Revenue Service (“IRS”); the Office of the Comptroller of the Currency; the Federal Communications Commission; insurance law and regulation and by regulators in U.S. states, the EU, Bermuda, U.K., Ireland, Italy, Switzerland, Germany, Belgium, the Netherlands, Australia, Singapore, Canada, Cayman Islands, Malaysia, South Korea and Hong Kong; banking regulators in Germany, Slovenia and Spain; as well as rules and regulations regarding CLO risk retention, real estate investment trusts, broker-dealers, “over the counter” derivatives markets, commodity pool operators, commodity trading advisors, gaming companies, and natural resources companies. We are also subject to laws and regulations governing payments and contributions to public officials or other parties, including restrictions imposed by the U.S. Foreign Corrupt Practices Act, as well as economic sanctions and export control laws administered by the U.S. Treasury Department’s Office of Foreign Assets Control, the U.S. Department of Commerce and the U.S. Department of State. Increasingly, we are or may be subject to new initiatives and additional rules and regulations relating to ESG matters, including but not limited to: in the EU, the EU Regulation on the Establishment of a Framework to Facilitate Sustainable Investment as well as the EU Sustainable Finance Disclosure Regulation and supporting regulatory technical standards; and, in the U.K., the U.K. FCA’s disclosure rules for asset managers aligned with the recommendations of the Taskforce on Climate-Related Financial Disclosures as well as the forthcoming Sustainability Disclosure Requirements and investment labelling regime and the proposed U.K. Green Taxonomy. Compliance with such laws and regulations requires increasing amounts of resources and the attention of our management team. Any violation, even if alleged, of such laws and regulations or any failure to obtain or maintain licenses and/or other regulatory approvals as required for our operations may have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and prospects.
Many of these laws and regulations empower regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions and insurance departments in the U.S., to conduct investigations and administrative proceedings that can result in penalties, fines, suspensions or revocations of licenses and/or other regulatory approvals, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders, enforcement actions and settlements, or the suspension or expulsion of an investment adviser from registration or memberships. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator is small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or fail to gain new investors. These requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in the funds we manage and policyholders of our insurance businesses and may not necessarily be designed to protect holders of our Preferred shares. Other regulations, such as those promulgated by the Committee on Foreign Investment in the United States and similar foreign direct investment regimes in other jurisdictions, may impair our ability to invest the funds we manage and/or for such funds to realize full value from our investments in certain industries and countries.
Our business may be adversely affected as a result of new or revised legislation or regulations imposed by U.S. or foreign government agencies or self-regulatory organizations. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these government agencies and self-regulatory organizations. The financial services industry is the focus of increased regulatory scrutiny as various U.S. state and federal government agencies, foreign government agencies and self-regulatory organizations conduct inquiries and investigations into the products and practices of the industry. Consequently, we may be subject to new, divergent, conflicting, increasingly severe regulations and restrictions on our business that could have a material adverse effect on our business, financial condition, results of operations, liquidity, cash flows and prospects.
We are subject to third-party litigation from time to time that could result in significant liabilities and reputational harm, which could have a material adverse effect on our results of operations, financial condition and liquidity.
The activities of our business, including the investment activities of the funds we manage and activities of our employees in connection with the funds, their portfolio companies, as well as publicly listed vehicles we manage or sponsor, including SPACs, may subject us and certain of our employees to the risk of litigation by third parties, including fund investors dissatisfied with the performance or management of such funds, holders of our or the funds’ portfolio companies’ debt or equity, holders of our Preferred shares, and investors in the SPACs we sponsor and a variety of other potential litigants. In general, we will be exposed to risk of litigation by our investors if our management of any fund is alleged to constitute bad faith, gross negligence, willful misconduct, fraud, willful or reckless disregard for our duties to the fund, breach of fiduciary duties or securities laws, or other forms of misconduct. Fund investors could sue us to recover amounts lost by the funds we manage due to our alleged misconduct, up to the entire amount of loss. Further, we may be subject to litigation arising from investor dissatisfaction with the performance of the funds we manage or from third-party allegations that we (i) improperly exercised control or influence over companies in which the funds we manage have large investments or (ii) are liable for actions or inactions taken by portfolio companies that such third parties argue we control. We are also exposed to risks of litigation or investigation relating to transactions that presented conflicts of interest that were not properly addressed. Our rights to indemnification by the funds we manage may not be upheld if challenged, and our indemnification rights generally do not cover bad faith, gross negligence, willful misconduct, fraud, willful or reckless disregard for our duties to the fund or other forms of misconduct. With many highly paid investment professionals and complex compensation and incentive arrangements, we face the risk of lawsuits relating to claims for compensation, which may individually or in the aggregate be significant in amount. We are also increasingly faced with the risk of litigation or investigation in relation to ESG-related issues given the increasing scrutiny of such issues by investors, other stakeholders, regulators, and other third parties as well as due to the increasing disclosure obligations on our businesses, the funds we manage, and their portfolio companies. Such risks may relate to accusations concerning but not limited to: (i) the activities of portfolio companies, including environmental damage and violations of labor and human rights; (ii) misrepresentations of the investment strategies of the funds we manage as well as about our, the funds’, and their investments’ performance against ESG-related measures and/or ESG initiatives; or (iii) breaches of fiduciary duty in relation to the funds we manage and other violations of law related to the management of ESG risks.
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
Risks Related to Taxation
Our structure involves complex provisions of tax law for which no clear precedent or authority may be available. Our structure is also subject to ongoing future potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.
The tax treatment of our structure and transactions undertaken by us depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal, state, local and non-U.S. income tax law for which no clear precedent or authority may be available. In addition, U.S. federal, state, local and non-U.S. income tax rules are constantly under review by persons involved in the legislative process, the IRS, the U.S. Department of the Treasury, and non-U.S. legislative and regulatory bodies, which frequently results in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. It is possible that future legislation increases the U.S. federal income tax rates applicable to corporations, limits further the deductibility of interest, subjects carried interest to more onerous taxation or effects other changes that could have a material adverse effect on our business, results of operations and financial condition.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”). The IRA contains a number of tax-related provisions, including a 15% minimum corporate income tax on certain large corporations as well as an excise tax on stock repurchases. It is unclear how the IRA will be implemented by the U.S. Department of the Treasury through regulation. We are still evaluating the impact of the IRA on our tax liability, which tax liability could also be affected by how the provisions of the IRA are implemented through such regulation. We will continue to evaluate the IRA’s impact as further information becomes available.

We cannot predict whether any particular proposed legislation will be enacted or, if enacted, what the specific provisions or the effective date of any such legislation would be, or whether it would have any effect on us. As such, we cannot assure you that future legislative, administrative or judicial developments will not result in an increase in the amount of U.S. or non-U.S. tax payable by us, the funds we manage, portfolio companies owned by such funds or by investors in our shares. If any such developments occur, our business, results of operations and cash flows could be adversely affected and such developments could have an adverse effect on your investment in our shares.
Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner which they apply to us and the funds we manage is sometimes open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Although management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities, the tax authorities could challenge our interpretation resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate.
In addition, we or certain portfolio companies of the funds we manage are currently (or have been recently) under tax audit in various jurisdictions, including the U.S., India, and the U.K., and these jurisdictions or any others where we conduct business may assess additional tax against us. While we believe our tax positions, determinations, and calculations are reasonable, the final determination of tax upon resolution of any audits could be materially different from our historical tax provisions and accruals. Should additional material taxes be assessed as a result of an audit, assessment, or litigation, there could be an adverse effect on our results of operations and cash flows in the period or periods for which that determination is made.
The U.S. Congress, the Organisation for Economic Co-operation and Development (the “OECD”) and other government agencies in jurisdictions where we and our affiliates invest or conduct business have continued to recommend and implement changes related to the taxation of multinational companies. The OECD, which represents a coalition of member countries, is contemplating changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project, which is focused on a number of issues, including profit shifting among affiliated entities in different jurisdictions, interest deductibility and eligibility for the benefits of double tax treaties. Several of the proposed measures, including measures covering treaty abuse, the deductibility of interest expense, local nexus requirements, transfer pricing and hybrid mismatch arrangements are potentially relevant to some of the fund structures and could have an adverse tax impact on the funds we manage, investors and/or the portfolio companies of the funds we manage. Some member countries have been moving forward on the BEPS agenda but, because timing of implementation and the specific measures adopted will vary among participating states, significant uncertainty remains regarding the impact of BEPS proposals. As a result, uncertainty remains around the access to tax treaties for some of the investments’ holding platforms, which could create situations of double taxation and adversely impact the investment returns of the funds we manage.
In addition, the OECD is continuing to work on a two pillar initiative, “BEPS 2.0,” which is aimed at (1) shifting taxing rights to the jurisdiction of the consumer (“Pillar One”) and (2) ensuring all companies pay a global minimum tax (“Pillar Two”). Pillar One will, broadly, re-allocate taxing rights over 25% of the residual profits of multinational enterprises (“MNEs”) with global turnover in excess of 20 billion euros (excluding extractives and regulated financial services) to the jurisdictions where the customers and users of those MNEs are located. Pillar Two will, broadly, consist of two interlocking domestic rules (together the Global Anti-Base Erosion Rules (the “GloBE Rules”)): (i) an Income Inclusion Rule (“IIR”), which imposes top-up tax on a parent entity in respect of the low-taxed income of a constituent entity; and (ii) an Undertaxed Payment Rule, which denies deductions or requires an equivalent adjustment to the extent the low-taxed income of a constituent entity is not subject to tax under an IIR. There will also be a treaty-based Subject To Tax Rule that allows source jurisdictions to impose limited source taxation on certain related party payments subject to tax below a minimum rate.
For countries other than the U.S., the OECD recommended model GloBE Rules for Pillar Two in late 2021. The OECD also released further guidance on the model GloBE Rules during 2022 and is expected to continue to release guidance on a rolling basis throughout 2023. This includes the release in early February 2023 of further technical guidance which comments in particular on the interaction between the model GloBE Rules and current US tax law. It was indicated by the OECD in May 2022 that the Two-Pillar Solution will not come into force until 2024 at the earliest.
Several aspects of the model GloBE Rules, including whether some or all of our activities may fall within the scope of the exclusions therefrom, currently remain unclear or uncertain notwithstanding existing commentary and draft legislation. The United Kingdom released draft legislation in July 2022 seeking to implement the IIR via a “multinational top-up tax” and has stated an intention that this tax will apply to multinational enterprises for accounting periods beginning on or after December 31, 2023. It is possible that other countries or jurisdictions may implement the recommended model GloBE Rules as drafted, in a modified form, or not at all. The content of future OECD guidance and its consistency with current international tax principles is currently unclear. Additionally, the timing, scope and implementation of any of these provisions into domestic law also remains subject to significant uncertainty. Depending on how the model GloBE Rules are implemented or clarified by additional commentary or guidance in the future, they may result in material additional tax being payable.
Changes in U.S. and non-U.S. tax law could adversely affect our ability to raise funds from certain investors.
Under the Foreign Account Tax Compliance Act (“FATCA”), certain U.S. withholding agents, foreign financial institutions (“FFIs”), and non-financial foreign entities, are required to report information about offshore accounts and investments to the U.S. or their local taxing authorities annually or be subject to a 30% U.S. withholding tax on certain U.S. payments. The reporting obligations imposed under FATCA require FFIs to comply with agreements with the IRS to obtain and disclose information about certain investors to the IRS. The administrative and economic costs of compliance with FATCA may discourage some investors from investing in U.S. funds, which could adversely affect our ability to raise funds from these investors. Other countries, such as the U.K., Luxembourg, and the Cayman Islands, have implemented regimes similar to that of FATCA. The OECD has also developed the Common Reporting Standard (“CRS”) for exchange of information pursuant to which many countries have now signed multilateral agreements. Rules and regulations are currently and will continue to be introduced (particularly pursuant to the EU “Directive on Administrative Co-Operation”, or “DAC 6”, and the OECD’s model Mandatory Disclosure Rules) which require the reporting to tax authorities of information about certain types of arrangements, including arrangements which may circumvent the CRS. Compliance with CRS and other similar regimes could result in increased administrative and compliance costs and could subject our investment entities to increased non-U.S. withholding taxes.
Our non-U.S. subsidiaries may be subject to U.S. federal income taxation in an amount greater than expected.
Our non-U.S. subsidiaries are treated as foreign corporations under the Internal Revenue Code of 1986, as amended (such subsidiaries, the “Non-U.S. Companies”). Each of the Non-U.S. Companies currently intends to operate in a manner that will not cause it to be subject to U.S. federal income taxation on a net basis in any material amount. However, there is considerable uncertainty as to whether a foreign corporation is engaged in a trade or business (or has a permanent establishment) in the U.S., as the law is unclear and the determination is highly factual and must be made annually, and therefore there can be no assurance that the IRS will not successfully contend that a Non-U.S. Company that does not intend to be treated as engaged in a trade or business (or as having a permanent establishment) in the U.S. does, in fact, so engage (or have such a permanent establishment). If any such Non-U.S. Company is treated as engaged in a trade or business in the U.S. (or as having a permanent establishment), it may incur greater tax costs than expected on any income not exempt from taxation under an applicable income tax treaty, which could have a material adverse effect on our financial condition, results of operations and cash flows.
The Base Erosion and Anti-Abuse Tax (“BEAT”) may significantly increase our tax liability.
The BEAT operates as a minimum tax and is generally calculated as a percentage (10% for taxable years before 2026 and 12.5% thereafter) of the “modified taxable income” of an “applicable taxpayer.” Modified taxable income is calculated by adding back to a taxpayer’s regular taxable income the amount of certain “base erosion tax benefits” with respect to certain payments made to foreign affiliates of the taxpayer, as well as the “base erosion percentage” of any net operating loss deductions. The BEAT applies for a taxable year only to the extent it exceeds a taxpayer’s regular corporate income tax liability for such year (determined without regard to certain tax credits).
We will establish our tax provision in accordance with U.S. GAAP. However, there can be no assurance that this provision will accurately reflect the amount of U.S. federal income tax that we ultimately pay, as that amount could differ materially from the estimate. There may be material adverse consequences to our business if tax authorities successfully challenge our BEAT calculations, in light of the uncertainties described above.
Risks Related to Our Preferred Shares
The market price and trading volume of our Preferred shares may be volatile, which could result in rapid and substantial losses for our stockholders.
The market price of our Preferred shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Preferred shares may fluctuate and cause significant price variations to occur. You may be unable to resell your Preferred shares at or above your purchase price, if at all. The market price of our Preferred shares may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Preferred shares or result in fluctuations in the price or trading volume of our Preferred shares include: variations in our quarterly operating results or dividends, which variations we expect will be substantial; our policy of taking a long-term perspective on making investment, operational and strategic decisions, which is expected to result in significant and unpredictable variations in our quarterly returns; our creditworthiness, results of operations and financial condition; the credit ratings of the Preferred shares; the prevailing interest rates or rates of return being paid by other companies similar to us and the market for similar securities; failure to meet analysts’ earnings estimates; publication of research reports about us or the investment management industry or the failure of securities analysts to cover our Preferred shares; additions or departures of key management personnel; adverse market reaction to any indebtedness we may incur or securities we may issue in the future; actions by stockholders; changes in market valuations of similar companies; speculation in the press or investment community; changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters; a lack of liquidity in the trading of our Preferred shares; adverse publicity about the investment management industry generally or individual scandals, specifically; a breach of our computer systems, software or networks, or misappropriation of our proprietary information; and economic, financial, geopolitical, regulatory or judicial events or conditions that affect us or the financial markets.
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
An investment in our Preferred shares is not an investment in any of the funds we manage, and the assets and revenues of such funds are not directly available to us.
Our Preferred shares are securities of Apollo Asset Management, Inc. only. While our historical consolidated and combined financial information includes financial information, including assets and revenues of certain funds we manage on a consolidated basis, and our future financial information will continue to consolidate certain of these funds, such assets and revenues are available to the fund, and not to us except through management fees, performance fees, distributions and other proceeds arising from agreements with funds, as discussed in more detail in this report.
We cannot assure you that our intended quarterly dividends on our Preferred shares will be paid each quarter or at all.
The declaration and payment of dividends is at the sole discretion of our board of directors. In making decisions regarding our quarterly dividend, our board of directors considers general economic and business conditions, our strategic plans and prospects, our business and investment opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations, legal, tax, regulatory and other restrictions that may have implications on the payment of dividends by us to the holders of our Preferred shares or by our subsidiaries to us, and such other factors as our board of directors may deem relevant.
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
Apollo Global Management, Inc. holds all of our shares of common stock. As a result, Apollo Global Management, Inc. is able to control any action requiring the general approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws and the approval of any merger or sale of substantially all of our assets, as well as our ability to enter into corporate transactions. The interests of Apollo Global Management, Inc. could conflict with or differ from our interests or the interests of our other holders of Preferred shares. For example, Apollo Global Management, Inc. could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination that may otherwise be favorable for us. Additionally, Apollo Global Management, Inc., as the holder of all our shares of common stock, is able to remove any of our directors at its discretion.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our principal executive offices are located in leased office space at 9 West 57th Street, New York, New York 10019. We also lease the space for our offices in New York, Los Angeles, El Segundo, Carlsbad, Houston, Bethesda, Greenwich, Miami, Palm Beach, London, Frankfurt, Madrid, Luxembourg, Mumbai, Delhi, Singapore, Hong Kong, Shanghai, Tokyo and Sydney, among other locations throughout the world. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our businesses.
ITEM 3.    LEGAL PROCEEDINGS
See a summary of the Company’s legal proceedings set forth in note 15 to our consolidated financial statements, which is incorporated by reference herein.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Not applicable.
ITEM 6.     [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Apollo Asset Management, Inc.’s consolidated financial statements and the related notes as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section of this report entitled “Item 1A. Risk Factors.” The highlights listed below have had significant effects on many items within our consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods. Target returns included in this report are presented gross and do not account for fees, expenses and taxes, which will reduce returns. Target returns are neither guarantees nor predictions or projections of future performance. There can be no assurance that target returns will be achieved or that Apollo will be successful in implementing the applicable strategy. Actual gross and net returns for funds managed by Apollo, and individual investors participating directly or indirectly in funds managed by Apollo, may vary significantly from the target returns set forth herein.
General
Our Businesses
Founded in 1990, Apollo is a high-growth, global alternative asset manager. Apollo conducts its business primarily in the United States through the following two reportable segments: asset management and principal investing. These business segments are differentiated based on the investment services they provide as well as varying investing strategies. Apollo had a team of 2,540 employees, including 736 investment professionals, as of December 31, 2022.
Asset Management
Our asset management segment focuses on three investing strategies: yield, hybrid and equity. We have a flexible mandate in many of the funds we manage which enables the funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds, accounts and other vehicles on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. As of December 31, 2022, we had total AUM of $547.6 billion.
The yield, hybrid and equity investing strategies of our asset management segment reflect the range of investment capabilities across our platform based on relative risk and return. As an asset manager, we earn fees for providing investment management services and expertise to our client base. The amount of fees charged for managing these assets depends on the underlying investment strategy, liquidity profile, and, ultimately, our ability to generate returns for our clients. We also earn capital solutions fees as part of our growing capital solutions business and as part of monitoring and deployment activity alongside our sizeable private equity franchise. After expenses, we call the resulting earnings stream “Fee Related Earnings” or “FRE”, which represents the primary performance measure for the asset management segment.
Yield
Yield is our largest asset management strategy with $392.5 billion of AUM as of December 31, 2022. Our yield strategy focuses on generating excess returns through high-quality credit underwriting and origination. Beyond participation in the traditional issuance and secondary credit markets, through our origination platforms and corporate solutions capabilities we seek to originate attractive and safe-yielding assets for the investors in the funds we manage. Within our yield strategy, we target 4% to 10% returns for our clients. Since inception, the total return yield fund has generated a 5% gross Return on Equity (“ROE”) and 4% net ROE annualized through December 31, 2022.
Hybrid
Our hybrid strategy, with $56.4 billion of AUM as of December 31, 2022, brings together our capabilities across debt and equity to seek to offer a differentiated risk-adjusted return with an emphasis on structured downside protected opportunities across asset classes. We target 8% to 15% returns within our hybrid strategy by pursuing investments in all market environments, deploying capital during both periods of dislocation and market strength, and focusing on different investing strategies and asset classes. The flagship hybrid credit hedge fund we manage has generated an 11% gross ROE and a 7% net ROE annualized and the hybrid value funds we manage have generated a 21% gross IRR and a 16% net IRR from inception through December 31, 2022.

Equity
Our equity strategy manages $98.8 billion of AUM as of December 31, 2022. Our equity strategy emphasizes flexibility, complexity, and purchase price discipline to drive opportunistic-like returns for our clients throughout market cycles. Apollo’s equity team has experience across sectors, industries, and geographies in both private equity and real estate equity. Our control equity transactions are principally buyouts, corporate carveouts and distressed investments, while the real estate funds we manage generally transact in single asset, portfolio and platform acquisitions. Within our equity strategy, we target upwards of 15% returns in the funds we manage. We have consistently produced attractive long-term investment returns in the traditional private equity funds we manage, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through December 31, 2022.
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
Business Environment
As a global alternative asset manager, we are affected by the condition of global financial markets and the economy. Price fluctuations within equity, credit, commodity, foreign exchange markets, as well as interest rates and global inflation, which may be volatile and mixed across geographies, can significantly impact the performance of our business, including, but not limited to, the valuation of investments, including those of the funds we manage, and related income we may recognize.

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
U.S. inflation remained heightened during the fourth quarter of 2022, and the U.S. Federal Reserve continued its interest rate hiking cycle as a result. The U.S. Bureau of Labor Statistics reported that the annual U.S. inflation rate decreased to 6.5% as of December 31, 2022, compared to 7.0% as of December 31, 2021, and 8.2% as of September 30, 2022, as action from the U.S. Federal Reserve is beginning to temper inflation. While beginning to decline, the heightened U.S. inflation rate remains persistent due to a combination of supply and demand factors. As a result, in December 2022, the Federal Reserve raised the benchmark interest rate to a target range of 4.25% to 4.50%, up from a target range of 0% to 0.25% in 2021, which marked the seventh consecutive interest rate hike in 2022.
In the U.S., the S&P 500 Index decreased by 19.4% in 2022, following an increase of 26.9% in 2021. Global equity markets decreased similarly in 2022, with the MSCI All Country World ex USA Index decreasing 13.8%, following an increase of 13.2% in 2021.
Conditions in the credit markets have a significant impact on our business. Credit markets were negative in 2022, with the BofAML HY Master II Index decreasing by 11.2%, while the S&P/LSTA Leveraged Loan Index decreased by 0.6%. The U.S. 10-year Treasury yield ended the year at 3.9%.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 2.1% in 2022, following an increase of 5.9% in 2021. As of January 2023, the International Monetary Fund estimated that the U.S. economy will expand by 1.4% in 2023 and 1.0% in 2024. The U.S. Bureau of Labor Statistics reported that the U.S. unemployment rate decreased to 3.5% as of December 31, 2022.
Foreign exchange rates can materially impact the valuations of our investments and those of the funds we manage that are denominated in currencies other than the U.S. dollar. The U.S. dollar weakened in the fourth quarter of 2022 compared to the euro and the British pound as global central banks worked to combat the increasing yield disparity. Relative to the U.S. dollar, the euro depreciated 5.9% during 2022, after depreciating 6.9% in 2021, while the British pound depreciated 10.7% during 2022, after depreciating 1.0% in 2021. Oil moves also moderated, ending 2022 up 6.7%, after appreciating by 55.0% during 2021, amid a volatile year which included recession fears that counteracted constrained supply and oil export disruptions driven by the ongoing conflict between Ukraine and Russia.
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
As of December 31, 2022, the funds we manage have no investments that would cause Apollo or any Apollo managed fund to be in violation of current international sanctions, and we believe the direct exposure of investment portfolios of the funds we manage to Russia and Ukraine is insignificant. Apollo and the funds we manage do not intend to make any new material investments in Russia, and have appropriate controls in place to ensure review of any new exposure.

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
As of December 31, 2022, approximately 45% of the value of the investments of the funds we manage on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 55% was determined primarily by comparable company and industry multiples or discounted cash flow models. See “Item 1A. Risk Factors—Risks Related to Our Businesses—The performance of the funds we manage, and our performance, may be adversely affected by the financial performance of portfolio companies of the funds we manage and the industries in which the funds we manage invest” for discussion regarding certain industry-specific risks that could affect the fair value of certain of the portfolio company investments of the funds we manage.
In certain funds we manage, generally in our equity strategy, the Company does not earn performance fees until the investors have achieved cumulative investment returns on invested capital (including management fees and expenses) in excess of an 8% hurdle rate. Additionally, certain of the yield and hybrid funds we manage have various performance fee rates and hurdle rates. Certain of the yield and hybrid funds we manage allocate performance fees to the general partner in a similar manner as the equity funds. In certain funds we manage, as long as the investors achieve their priority returns, there is a catch-up formula whereby the Company earns a priority return for a portion of the return until the Company’s performance fees equate to its incentive fee rate for that fund; thereafter, the Company participates in returns from the fund at the performance fee rate. Performance fees, categorized as performance allocations, are subject to reversal to the extent that the performance fees distributed exceed the amount due to the general partner based on a fund’s cumulative investment returns. The Company recognizes potential repayment of previously received performance fees as a general partner obligation representing all amounts previously distributed to the general partner that would need to be repaid to the Apollo funds if these funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual general partner obligation, however, would not become payable or realized until the end of a fund’s life or as otherwise set forth in the respective limited partnership agreement of the fund.

The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis and (ii) realized and unrealized performance fees:

	As of December 31,		Performance Fees for the Year Ended December 31, 2022			Performance Fees for the Year Ended December 31, 2021			Performance Fees for the Year Ended December 31, 2020
	2022	2021
	Performance Fees Receivable on an Unconsolidated Basis		Unrealized	Realized	Total	Unrealized	Realized	Total	Unrealized	Realized	Total
	(in thousands)
AIOF I and II	$10,746	$16,027	$(5,281)	$26,832	$21,551	$3,227	$16,118	$19,345	$(5,389)	$15,405	$10,016
ANRP I, II and III(1)	33,543	89,883	(66,032)	2,689	(63,343)	109,861	51,757	161,618	(21,419)	277	(21,142)
EPF Funds(1)	71,415	135,231	(79,009)	47,545	(31,464)	57,345	44,716	102,061	(148,750)	35,025	(113,725)
FCI Funds	138,129	139,285	(1,156)	—	(1,156)	66,632	—	66,632	(9,305)	—	(9,305)
Fund IX	1,261,834	768,245	493,589	200,337	693,926	614,448	389,135	1,003,583	153,798	—	153,798
Fund VIII	369,243	726,221	(356,978)	22,014	(334,964)	(74,245)	671,616	597,371	84,777	—	84,777
Fund VII(2)	39,842	77,287	(37,713)	44,426	6,713	182,331	49,425	231,756	(7,410)	504	(6,906)
Fund VI	17,665	16,259	(1,294)	2,700	1,406	(1,589)	44	(1,545)	22	653	675
Fund IV and Fund V(1)	—	—	283	—	283	(542)	—	(542)	(573)	—	(573)
HVF I	43,843	106,082	(62,238)	116,306	54,068	53,585	65,274	118,859	52,792	19,795	72,587
Real Estate Equity	62,827	42,059	21,951	18,075	40,026	27,533	742	28,275	(28,235)	12,365	(15,870)
Corporate Credit	19,372	18,345	3,631	19,402	23,033	4,375	15,820	20,195	1,410	8,785	10,195
Structured Finance and ABS	85,451	98,816	(3,918)	23,505	19,587	46,331	33,419	79,750	2,716	12,982	15,698
Direct Origination	145,484	108,779	36,177	34,867	71,044	49,960	23,549	73,509	(10,219)	11,047	828
Other(1)(3)	382,661	432,594	55,675	108,045	163,720	174,980	432,937	607,917	(26,970)	173,921	146,951
Total	$2,682,055	$2,775,113	$(2,313)	$666,743	$664,430	$1,314,232	$1,794,552	$3,108,784	$37,245	$290,759	$328,004
Total, net of profit sharing payable(4)/expense	1,380,062	1,430,962	(17,374)	134,072	116,698	811,488	807,798	1,619,286	1,447	96,751	98,198
(1)As of December 31, 2022, certain funds had $106.5 million in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations was $1.7 billion, as of December 31, 2022.
(2)As of December 31, 2022, the remaining investments and escrow cash of Fund VII was valued at 112% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of December 31, 2022, Fund VII had $85.5 million of gross performance fees, or $48.7 million net of profit sharing, in escrow. With respect to Fund VII, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreements. Performance fees receivable as of December 31, 2022 and realized performance fees for the year ended December 31, 2022 include interest earned on escrow balances that is not subject to contingent repayment.
(3)Other includes certain SIAs.
(4)There was a corresponding profit sharing payable of $1.3 billion as of December 31, 2022, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $55.0 million.
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

The following table summarizes our performance fees since inception for our combined segments through December 31, 2022:

	Performance Fees Since Inception(1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized(2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation(3)	Maximum Performance Fees Subject to Potential Reversal(4)
	(in millions)
AIOF I and II	$10.7	$58.4	$69.1	$—	$38.3
ANRP I, II and III	33.5	159.1	192.6	21.5	48.6
EPF Funds	71.4	484.7	556.1	41.4	321.2
FCI Funds	138.1	24.2	162.3	—	138.1
Fund IX	1,261.8	589.5	1,851.3	—	1,640.6
Fund VIII	369.2	1,660.8	2,030.0	—	1,425.0
Fund VII	39.8	3,225.7	3,265.5	—	14.6
Fund VI	17.7	1,663.9	1,681.6	—	—
Fund IV and Fund V	—	2,053.1	2,053.1	31.4	—
HVF I	43.8	201.4	245.2	—	142.5
Real Estate Equity	62.8	75.3	138.1	—	77.5
Corporate Credit	19.4	926.2	945.6	—	10.0
Structured Finance and ABS	85.5	52.2	137.7	—	61.7
Direct Origination	145.5	73.3	218.8	—	134.2
Other(5)	382.9	1,692.6	2,075.5	12.2	563.6
Total	$2,682.1	$12,940.4	$15,622.5	$106.5	$4,615.9
(1)Certain funds are denominated in euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.07 as of December 31, 2022. Certain funds are denominated in pounds sterling and historical figures are translated into U.S. dollars at an exchange rate of £1.00 to $1.21 as of December 31, 2022.
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
(3)Amounts were computed based on the fair value of fund investments on December 31, 2022. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at December 31, 2022. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.
(4)Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on December 31, 2022. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.
(5)Other includes certain SIAs.
Expenses
Compensation and Benefits
Our most significant expense is compensation and benefits expense. This consists of fixed salary, discretionary and non-discretionary bonuses, profit sharing expense associated with the performance fees earned and compensation expense associated with the vesting of non-cash equity-based awards.
Our compensation arrangements with certain employees contain a significant performance-based incentive component. Therefore, as our net revenues increase, our compensation costs rise. Our compensation costs also reflect the increased investment in people as we expand geographically and create new funds.
In addition, certain professionals and selected other individuals have a profit sharing interest in the performance fees earned in order to better align their interests with our own and with those of the investors in the funds we manage. Profit sharing expense is part of our compensation and benefits expense and is generally based upon a fixed percentage of performance fees. Certain of our performance-based incentive arrangements provide for compensation based on realized performance fees which includes fees earned by the general partners of the funds we manage under the applicable fund limited partnership agreements based upon transactions that have closed or other rights to incentive income cash that have become fixed in the applicable calendar year period. Profit sharing expense can reverse during periods when there is a decline in performance fees that were previously recognized. Profit sharing amounts are normally distributed to employees after the corresponding investment gains have been realized and generally before preferred returns are achieved for the investors. Therefore, changes in our unrealized performance fees have the same effect on our profit sharing expense. Profit sharing expense increases when unrealized performance fees increase. Realizations only impact profit sharing expense to the extent that the effects on investments have not been recognized previously. If losses on other investments within a fund are subsequently realized, the profit sharing amounts previously distributed are normally subject to a general partner obligation to return performance fees previously distributed back to the funds. This general partner obligation due to the funds would be realized only when the fund is liquidated, which generally occurs at the end of the fund’s term. However, indemnification obligations also exist for realized gains with respect to Fund IV, Fund V and Fund VI, which, although our Former Managing Partners and Contributing Partners would remain personally liable, may indemnify our Former Managing Partners and Contributing Partners for 17.5% to 100% of the previously distributed profits regardless of the fund’s future performance. See note 14 to our consolidated financial statements for further information regarding the Company’s indemnification liability.
Under AGM’s Equity Plan, the Company grants equity awards to certain employees, including RSUs and restricted shares of common stock, that generally vest and become exercisable in quarterly installments or annual installments depending on the award terms. In some instances, vesting of an RSU is also subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense. See note 12 to our consolidated financial statements for further discussion of equity-based compensation.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in non-controlling interests in the consolidated financial statements. As of December 31, 2022, the non-controlling interests relate to the 42.6% ownership interest in the Apollo Operating Group held directly by AGM. As of December 31, 2021, non-controlling interests include the 35.9% ownership interest in the Apollo Operating Group held by the Former Managing Partners and Contributing Partners through their limited partner interests in Holdings. Additionally, as of December 31, 2021, Athene held a 6.7% non-controlling interest in the Apollo Operating Group. Non-controlling interests also include limited partner interests in certain consolidated funds and VIEs.

Results of Operations
Below is a discussion of our consolidated results of operations for the years ended December 31, 2022, 2021 and 2020. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Years Ended December 31,		Total Change	Percentage Change	For the Years Ended December 31,		Total Change	Percentage Change
	2022	2021			2021	2020
	(in thousands)				(in thousands)
Revenues:
Management fees	$2,280,508	$1,920,946	$359,562	18.7%	$1,920,946	$1,686,973	$233,973	13.9%
Advisory and transaction fees, net	443,491	302,379	141,112	46.7	302,379	249,482	52,897	21.2
Investment income	800,134	3,699,209	(2,899,075)	(78.4)	3,699,209	392,181	3,307,028	NM
Incentive fees	27,223	29,064	(1,841)	(6.3)	29,064	25,383	3,681	14.5
Total Revenues	3,551,356	5,951,598	(2,400,242)	(40.3)	5,951,598	2,354,019	3,597,579	152.8
Expenses:
Compensation and benefits
Salary, bonus and benefits	927,088	778,798	148,290	19.0	778,798	628,057	150,741	24.0
Equity-based compensation	484,057	1,180,663	(696,606)	(59.0)	1,180,663	213,140	967,523	453.9
Profit sharing expense	532,044	1,533,919	(1,001,875)	(65.3)	1,533,919	247,501	1,286,418	NM
Total compensation and benefits	1,943,189	3,493,380	(1,550,191)	(44.4)	3,493,380	1,088,698	2,404,682	220.9
Interest expense	130,509	139,090	(8,581)	(6.2)	139,090	133,239	5,851	4.4
General, administrative and other	648,059	481,760	166,299	34.5	481,760	356,027	125,733	35.3
Total Expenses	2,721,757	4,114,230	(1,392,473)	(33.8)	4,114,230	1,577,964	2,536,266	160.7
Other Income:
Net gains (losses) from investment activities	934,764	2,610,903	(1,676,139)	(64.2)	2,610,903	(455,487)	3,066,390	NM
Net gains from investment activities of consolidated variable interest entities	405,089	557,289	(152,200)	(27.3)	557,289	197,369	359,920	182.4
Interest income	49,754	4,255	45,499	NM	4,255	14,999	(10,744)	(71.6)
Other income (loss), net	(14,966)	(147,541)	132,575	(89.9)	(147,541)	20,832	(168,373)	NM
Total Other Income	1,374,641	3,024,906	(1,650,265)	(54.6)	3,024,906	(222,287)	3,247,193	NM
Income before income tax provision	2,204,240	4,862,274	(2,658,034)	(54.7)	4,862,274	553,768	4,308,506	NM
Income tax provision	(209,920)	(594,379)	384,459	(64.7)	(594,379)	(86,966)	(507,413)	NM
Net Income	1,994,320	4,267,895	(2,273,575)	(53.3)	4,267,895	466,802	3,801,093	NM
Net income attributable to non-controlling interests	(1,060,453)	(2,429,404)	1,368,951	(56.3)	(2,429,404)	(310,188)	(2,119,216)	NM
Net Income Attributable to Apollo Asset Management, Inc.	933,867	1,838,491	(904,624)	(49.2)	1,838,491	156,614	1,681,877	NM
Series A Preferred Stock Dividends	(17,531)	(17,531)	—	—	(17,531)	(17,531)	—	—
Series B Preferred Stock Dividends	(19,125)	(19,125)	—	—	(19,125)	(19,125)	—	—
Net Income Attributable to Apollo Asset Management, Inc. Common Stockholders	$897,211	$1,801,835	$(904,624)	(50.2)%	$1,801,835	$119,958	$1,681,877	NM
Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.
A discussion of our consolidated results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020 is included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2022 (the “2021 Annual Report”).
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
In this section, references to 2022 refer to the year ended December 31, 2022 and references to 2021 refer to the year ended December 31, 2021.
Revenues
Revenues were $3.6 billion in 2022, a decrease of $2.4 billion from $6.0 billion in 2021, primarily driven by lower investment income. Investment income decreased $2.9 billion in 2022 to $800.1 million compared to $3.7 billion in 2021. The decrease in investment income of $2.9 billion in 2022 was primarily driven by decreases in performance allocations.
Significant drivers for performance allocations in 2021 were performance allocations earned from Fund IX, Fund VIII and Fund VII of $1.2 billion, $650.2 million and $231.8 million, respectively, primarily as a result of fund appreciation and realization activity. Significant drivers for performance allocations in 2022 were performance allocations primarily earned from Fund IX of $710.6 million, partially offset by performance allocation losses from Fund VIII of $349.5 million, as a result of continued equity market volatility in 2022.

See below for details on the respective funds’ performance allocations in 2022.
The performance allocations earned from Fund IX in 2022 were primarily driven by appreciation and realization of the fund’s investments in the consumer services, leisure and media, telecom and technology sectors.
The performance allocation losses from Fund VIII in 2022 were primarily driven by depreciation in the value of the fund’s investments in the consumer services, leisure and media, telecom and technology sectors.
The decrease in investment income was offset, in part, by increases in management fees and advisory and transaction fees of $359.6 million and $141.1 million, respectively, in 2022. Management fees increased by $359.6 million to $2.3 billion in 2022 from $1.9 billion in 2021 due to increases in management fees earned from Athene of $179.1 million and Apollo Diversified Real Estate Fund and Apollo Diversified Credit Fund (collectively “ADREF and ADCF”) of $66.2 million as a result of higher Fee-Generating AUM and the management fee contribution from the Griffin Capital U.S. asset management business acquisition, respectively. Advisory and transaction fees increased by $141.1 million to $443.5 million in 2022 from $302.4 million in 2021. Advisory and transaction fees earned during 2022 were primarily attributable to advisory and transaction fees earned from companies in the consumer services, financial services, healthcare, energy, leisure, manufacturing and consumer and retail sectors, as well as structuring fees earned from companies in the financial services, entertainment and real estate sectors.
Expenses
Expenses were $2.7 billion in 2022, a decrease of $1.4 billion from $4.1 billion in 2021 due to a decrease in profit sharing expense of $1.0 billion, resulting from the corresponding lower investment income during 2022. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. Additionally, there was a decrease in equity-based compensation of $696.6 million as there were one-time equity-based awards granted in connection with the Company’s compensation reset in 2021. This decrease was partially offset by an increase in salary, bonus and benefits of $148.3 million due to accelerated headcount growth in 2022, including for certain senior level roles, as the Company strategically invests in talent that will seek to capture its next phase of growth. Equity-based compensation expense in 2022 is comprised of: i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and ii) the impact of 2021 one-time grants awarded to the Co-Presidents, which vest on a cliff basis subject to continued employment over five years and AGM’s achievement of FRE and Spread Related Earnings (“SRE”) per share metrics.
General, administrative and other expenses were $648.1 million in 2022, an increase of $166.3 million from $481.8 million in 2021. The increase in 2022 was primarily driven by increases in the depreciation and amortization expense associated with the Company’s commitment asset and other depreciable assets, higher travel and entertainment expenses and the absorption of occupancy expense to support the Company’s increased headcount, including from the acquisition of Griffin Capital’s U.S. asset management business.
Other Income
Other Income was $1.4 billion in 2022, a decrease of $1.7 billion from $3.0 billion in 2021. This decrease was primarily driven by a decrease in net gains (losses) from investment activities, as a result of the Company no longer holding an interest in Athene Holding following the Mergers. Other Income in 2022 was primarily attributable to a gain from one of the Company’s balance sheet investments and income earned as a result of APSG I’s deconsolidation event. Other Income in 2021 was primarily due to net gains from investment activities from the Company’s investment in Athene Holding.
Income Tax Provision
The income tax provision totaled $209.9 million and $594.4 million in 2022 and 2021, respectively. The change was primarily related to the decrease in pre-tax income, additional tax benefits recognized for deductible equity-based compensation, and non-recurring tax benefits from the Mergers. The provision for income taxes includes U.S. federal, state, local and foreign income taxes resulting in an effective income tax rate of 9.5% and 12.2% for 2022 and 2021, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) income passed through to non-controlling interests, (ii) foreign, state and local income taxes, including NYC UBT, and (iii) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m) (see note 10 to the consolidated financial statements for further details regarding the Company’s income tax provision).

Managing Business Performance
We believe that the presentation of Adjusted Segment Income supplements a reader’s understanding of the economic operating performance of our segments.
Adjusted Segment Income
Adjusted Segment Income is the key performance measure used by management in evaluating the performance of Apollo’s asset management and principal investing segments. See note 16 to the consolidated financial statements for more details regarding the components of Adjusted Segment Income.
We believe that Adjusted Segment Income is helpful for an understanding of our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed below in “—Overview of Results of Operations” that have been prepared in accordance with U.S. GAAP. See note 16 to the consolidated financial statements for more details regarding management’s consideration of segment earnings.
Fee Related Earnings and Principal Investing Income
FRE is a component of Adjusted Segment Income and represents the performance measure used to assess the performance of the asset management segment.
PII is a component of Adjusted Segment Income and represents the performance measure used to assess the performance of the principal investing segment.
See note 16 to the consolidated financial statements for more details regarding the components of FRE and PII.
We use Adjusted Segment Income, FRE and PII as measures of operating performance, not as measures of liquidity. These measures should not be considered in isolation or as a substitute for net income or other income data prepared in accordance with U.S. GAAP. The use of these measures without consideration of their related U.S. GAAP measures is not adequate due to the adjustments described above.
Segment Analysis
Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by management to assess performance and to allocate resources. See note 16 to our consolidated financial statements for more information regarding our segment reporting.
Our financial results vary, since performance fees, which generally constitute a large portion of the income from the funds that we manage, as well as the capital solutions and other fees that we receive, can vary significantly from quarter to quarter and year to year. As a result, we emphasize long-term financial growth and profitability to manage our business.
Asset Management
The following table presents Fee Related Earnings, the performance measure of our asset management segment.

	Years Ended December 31,		Total Change	Percentage Change	Years Ended December 31,		Total Change	Percentage Change
	2022	2021			2021	2020
	(in thousands)				(in thousands)
Asset Management:
Management fees - Yield	$1,415,945	$1,172,021	$243,924	20.8%	$1,172,021	$957,269	$214,752	22.4%
Management fees - Hybrid	211,325	184,768	26,557	14.4	184,768	137,152	47,616	34.7
Management fees - Equity	507,227	521,421	(14,194)	(2.7)	521,421	553,543	(32,122)	(5.8)
Management fees	2,134,497	1,878,210	256,287	13.6	1,878,210	1,647,964	230,246	14.0
Capital solutions fees and other, net	413,524	298,108	115,416	38.7	298,108	251,520	46,588	18.5
Fee-related performance fees	71,483	56,865	14,618	25.7	56,865	9,836	47,029	478.1
Fee-related compensation	(753,481)	(653,321)	(100,160)	15.3	(653,321)	(532,556)	(120,765)	22.7
Other operating expenses	(454,933)	(313,146)	(141,787)	45.3	(313,146)	(275,066)	(38,080)	13.8
Fee Related Earnings (FRE)	$1,411,090	$1,266,716	$144,374	11.4%	$1,266,716	$1,101,698	$165,018	15.0%

In this section, references to 2022 refer to the year ended December 31, 2022, references to 2021 refer to the year ended December 31, 2021 and references to 2020 refer to the year ended December 31, 2020.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
FRE was $1.4 billion in 2022, an increase of $144.4 million compared to $1.3 billion in 2021. This increase was primarily attributable to the continued growth in management fees and record capital solutions fees and other, net. The increase in management fees was primarily attributable to management fees earned from Athene of $171.7 million and ADREF and ADCF of $66.2 million, as a result of higher fee-generating AUM and the management fee contribution from the Griffin Capital U.S. asset management business acquisition, respectively. Capital solutions fees earned in 2022 were primarily attributable to fees earned from companies in the consumer services, financial services, healthcare, energy, leisure, manufacturing, consumer and retail, business services, entertainment and real estate sectors. The growth in revenues was offset, in part, by increases in fee-related compensation expense associated with the re-basing of cost structure to support the Company’s next phase of growth, as well as costs associated with Griffin Capital’s U.S. asset management business.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
FRE was $1.3 billion in 2021, an increase of $165.0 million compared to $1.1 billion in 2020. This increase was primarily attributable to the growth in management fees of $230.2 million in 2022. The increase in management fees was primarily attributable to management fees earned from Athene and Athora of $160.4 million and $48.7 million, respectively. The growth in revenues was offset, in part, by higher fee-related compensation expense due to an increase in headcount and increases in depreciation and amortization expenses, occupancy costs and recruiting fees, as we continued to expand our global team in 2021.
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

	As of December 31, 2022
	Yield(1)	Hybrid	Equity	Total
	(in millions)
Performance Fee-Generating AUM (1)	$40,169	$12,177	$42,126	$94,472
AUM Not Currently Generating Performance Fees	15,912	17,777	3,166	36,855
Uninvested Performance Fee-Eligible AUM	4,628	12,839	30,836	48,303
Total Performance Fee-Eligible AUM	$60,709	$42,793	$76,128	$179,630

	As of December 31, 2021
	Yield(1)	Hybrid	Equity	Total
	(in millions)
Performance Fee-Generating AUM (1)	$37,756	$17,663	$37,447	$92,866
AUM Not Currently Generating Performance Fees	2,355	4,971	3,614	10,940
Uninvested Performance Fee-Eligible AUM	2,644	16,478	21,075	40,197
Total Performance Fee-Eligible AUM	$42,755	$39,112	$62,136	$144,003

(1) Performance Fee-Generating AUM of $3.9 billion and $5.2 billion as of December 31, 2022 and December 31, 2021, respectively, are above the hurdle rates or preferred returns and have been deferred to future periods when the fees are probable to not be significantly reversed.

The components of Fee-Generating AUM by investing strategy are presented below:

	As of December 31, 2022
	Yield	Hybrid	Equity		Total
	(in millions)
Fee-Generating AUM based on capital commitments	$—	$2,531	$19,434		$21,965
Fee-Generating AUM based on invested capital	3,381	9,528	26,695		39,604
Fee-Generating AUM based on gross/adjusted assets	293,240	4,827	593		298,660
Fee-Generating AUM based on NAV	42,200	9,227	431		51,858
Total Fee-Generating AUM	$338,821	$26,113	$47,153	(1)	$412,087

(1) The weighted average remaining life of the traditional private equity funds as of December 31, 2022 was 76 months.

	As of December 31, 2021
	Yield	Hybrid	Equity		Total
	(in millions)
Fee-Generating AUM based on capital commitments	$—	$3,580	$27,277		$30,857
Fee-Generating AUM based on invested capital	2,321	6,826	12,075		21,222
Fee-Generating AUM based on gross/adjusted assets	273,695	4,293	406		278,394
Fee-Generating AUM based on NAV	31,290	7,146	192		38,628
Total Fee-Generating AUM	$307,306	$21,845	$39,950	(1)	$369,101

(1) The weighted average remaining life of the traditional private equity funds as of December 31, 2021 was 64 months.
Apollo, through its consolidated subsidiary, ISG, provides asset management services to Athene with respect to assets in the Athene Accounts, including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions, asset diligence, hedging and other asset management services and receives management fees for providing these services. Apollo, through ISG, also provides sub-allocation services with respect to a portion of the assets in the Athene Accounts. See note 14 to the consolidated financial statements for more details regarding the fee rates of the investment management and sub-allocation fee arrangements with respect to the assets in the Athene Accounts. Apollo managed or advised $236.0 billion and $212.6 billion of AUM on behalf of Athene as of December 31, 2022 and December 31, 2021, respectively.
Apollo, through ISGI, provides investment advisory services with respect to certain assets in certain portfolio companies of Apollo funds and sub-advises the Athora Accounts and broadly refers to “Athora Sub-Advised” assets as those assets in the Athora Accounts which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages. The Company refers to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub Advised” AUM. See note 14 to the consolidated financial statements for more details regarding the fee arrangements with respect to the assets in the Athora Accounts. Apollo managed or advised $52.6 billion and $59.0 billion of AUM on behalf of Athora as of December 31, 2022 and December 31, 2021, respectively.

The following tables summarize changes in total AUM for each of Apollo’s three investing strategies:

	For the Years Ended December 31,
	2022				2021
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$360,289	$52,772	$84,491	$497,552	$332,880	$42,317	$80,289	$455,486
Inflows	93,676	10,982	23,617	128,275	55,537	12,599	7,347	75,483
Outflows(2)	(38,132)	(1,487)	(859)	(40,478)	(22,470)	(759)	(1,664)	(24,893)
Net Flows	55,544	9,495	22,758	87,797	33,067	11,840	5,683	50,590
Realizations	(8,625)	(6,554)	(11,447)	(26,626)	(2,911)	(5,004)	(17,811)	(25,726)
Market Activity(3)	(14,742)	697	2,969	(11,076)	(2,747)	3,619	16,330	17,202
End of Period	$392,466	$56,410	$98,771	$547,647	$360,289	$52,772	$84,491	$497,552

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

(2) Outflows for Total AUM include redemptions of $4.4 billion and $2.7 billion during the years ended December 31, 2022 and 2021, respectively.
(3) Includes foreign exchange impacts of $(6.2) billion and $(5.8) billion during the years ended December 31, 2022 and 2021, respectively.
The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three investing strategies:

	For the Years Ended December 31,
	2022				2021
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$307,306	$21,845	$39,950	$369,101	$285,830	$17,622	$45,222	$348,674
Inflows	81,797	9,497	19,757	111,051	49,767	7,575	2,282	59,624
Outflows(2)	(36,564)	(3,563)	(10,215)	(50,342)	(23,936)	(3,414)	(3,303)	(30,653)
Net Flows	45,233	5,934	9,542	60,709	25,831	4,161	(1,021)	28,971
Realizations	(1,300)	(1,869)	(2,211)	(5,380)	(1,958)	(948)	(3,967)	(6,873)
Market Activity(3)	(12,418)	203	(128)	(12,343)	(2,397)	1,010	(284)	(1,671)
End of Period	$338,821	$26,113	$47,153	$412,087	$307,306	$21,845	$39,950	$369,101

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

(2) Outflows for Fee-Generating AUM include redemptions of $3.5 billion and $2.5 billion during the years ended December 31, 2022 and 2021, respectively.
(3) Includes foreign exchange impacts of $(4.4) billion and $(4.9) billion during the years ended December 31, 2022 and 2021, respectively.
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

The following presents gross capital deployment and uncalled commitments (in billions):
As of December 31, 2022 and December 31, 2021, Apollo had $51.2 billion and $47.2 billion of dry powder, respectively, which represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses, and commitments from perpetual capital vehicles.
Principal Investing
The following table presents Principal Investing Income, the performance measure of our principal investing segment.

	Years Ended December 31,		Total Change	Percentage Change	Years Ended December 31,		Total Change	Percentage Change
	2022	2021			2021	2020
	(in thousands)				(in thousands)
Principal Investing:
Realized performance fees	$595,260	$1,589,074	$(993,814)	(62.5)%	$1,589,074	$280,923	$1,308,151	465.7%
Realized investment income	543,139	437,256	105,883	24.2	437,256	29,290	407,966	NM
Principal investing compensation	(580,812)	(876,442)	295,630	(33.7)	(876,442)	(222,438)	(654,004)	294.0
Other operating expenses	(25,190)	(42,347)	17,157	(40.5)	(42,347)	(52,645)	10,298	(19.6)
Principal Investing Income (PII)	$532,397	$1,107,541	$(575,144)	(51.9)%	$1,107,541	$35,130	$1,072,411	NM
As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—General”, earnings from our principal investing segment are inherently more volatile in nature than earnings from our asset management segment due to the intrinsic cyclical nature of performance fees, one of the key drivers of PII performance.
In this section, references to 2022 refer to the year ended December 31, 2022, references to 2021 refer to the year ended December 31, 2021 and references to 2020 refer to the year ended December 31, 2020.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
PII was $532.4 million in 2022, a decrease of $575.1 million, as compared to $1.1 billion in 2021. This decrease was primarily attributable to reduced realized performance fees as market volatility delayed monetization activity in 2022, offset, in part, by a corresponding decrease in principal investing compensation and an increase in realized investment income. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. Additionally, included in principal investing compensation are expenses related to the Incentive Pool, a compensation program through which certain employees are allocated discretionary compensation based on realized performance fees in a given year. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period. Realized investment income in 2022 was primarily attributable to dividends earned from one of our balance sheet investments, realized gains on the transfer of certain of Apollo’s general partner fund co-investments transferred to Athene that were subsequently transferred to AAA and realized gains from the transfer of the Company’s investment in Redding Ridge to AAA.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
PII was $1.1 billion in 2021, an increase of $1.1 billion, as compared to $35.1 million in 2020. This increase was primarily attributable to increases in realized performance fees and realized investment income, partially offset by an increase in principal investing compensation. Realized performance fees increased to $1.6 billion in 2021 from $280.9 million in 2020 driven by an increase in performance fees generated from Fund VIII and Fund IX of $700.2 million and $400.9 million, respectively. In 2020, the COVID-19 pandemic and the actions taken in response caused severe disruption to the global economy and financial markets. In line with public equity and credit indices, the Company experienced significant unrealized mark-to-market losses in underlying funds which significantly delayed monetization activity. The increase in realized investment income in 2021 was primarily attributable to an increase in realizations from the sale of a platform investment to certain funds we manage and Athora and an increase in realizations from Apollo’s equity ownership in Fund VIII. Principal investing compensation increased as a result of a corresponding increase in realized performance fees as described above.
Liquidity and Capital Resources
Overview
Apollo’s business model primarily derives revenues and cash flows from the assets it manages. Based on management’s experience, we believe that the Company’s current liquidity position, together with the cash generated from revenues will be sufficient to meet the Company’s anticipated expenses and other working capital needs for at least the next 12 months. Apollo targets operating expense levels such that fee income exceeds total operating expenses each period. The Company requires limited capital resources to support the working capital or operating needs of the business. For Apollo’s longer-term liquidity needs, we expect to continue to fund the Company’s operations through management fees and performance fees received. Liquidity needs are also met (to a limited extent) through proceeds from borrowings and equity issuances as described in notes 11 and 13 to the consolidated financial statements, respectively. From time to time, if the Company determines that market conditions are favorable after taking into account our liquidity requirements, we may seek to raise proceeds through the issuance of additional debt or equity instruments.
As of December 31, 2022, the Company had $1.2 billion of unrestricted cash and cash equivalents and $708.8 million of U.S. Treasury Securities as well as $1.0 billion of available funds from the 2022 AMH credit facility.
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
•paying cash dividends;
•making payments under the tax receivable agreement; and
•making payments related to the mandatory exchange.
Cash Flow Analysis
The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s consolidated statements of cash flows:

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Operating Activities	$(2,825,618)	$1,064,046	$(1,616,430)
Investing Activities	498,474	(1,551,675)	(837,659)
Financing Activities	2,597,252	109,432	3,299,310
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$270,108	$(378,197)	$845,221
The assets of our consolidated funds and VIEs (including SPACs), on a gross basis, can be substantially larger than the assets of our core business and, accordingly, could have a substantial effect on the accompanying statement of cash flows. Because our consolidated funds and VIEs are generally treated as investment companies for accounting purposes, their investing cash flow amounts are included in our cash flows from operations. The table below summarizes our consolidated statements of cash flow by activity attributable to the Company and to our consolidated funds and VIEs.

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash provided by the Company's operating activities	$1,463,377	$2,164,750	$887,130
Net cash used in the Consolidated Funds and VIEs operating activities	(4,288,995)	(1,100,704)	(2,503,560)
Net cash provided by (used in) operating activities	$(2,825,618)	$1,064,046	$(1,616,430)
Net cash used in the Company's investing activities	$(665,803)	$(1,228,772)	$(67,837)
Net cash provided by (used in) the Consolidated Funds and VIEs investing activities	1,164,277	(322,903)	(769,822)
Net cash provided by (used in) investing activities	$498,474	$(1,551,675)	$(837,659)
Net cash used in the Consolidated Funds and VIEs financing activities	$(528,281)	$(1,575,877)	$(822,309)
Net cash provided by the Consolidated Funds and VIEs financing activities	3,125,533	1,685,309	4,121,619
Net cash provided by financing activities	$2,597,252	$109,432	$3,299,310
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
•During the year ended December 31, 2022, cash used in operating activities reflects operating activities of our consolidated funds and VIEs, which primarily includes cash outflows for purchases of investments as well as cash outflows for reverse repurchase agreements. Cash provided by the Company’s operating activities includes cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, offset by cash outflows for compensation, general, administrative, and other expenses.

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
•During the year ended December 31, 2020, cash used by operating activities primarily reflects the operating activities of our consolidated funds and VIEs, which includes cash outflows for purchases of investments, offset by cash inflows from consolidated funds. Net cash used in operating activities also reflects cash outflows for compensation, general, administrative, and other expenses, offset by cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income.
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
•During the year ended December 31, 2022, cash provided by investing activities primarily reflects net inflows from the sale of U.S. Treasury securities offset, partially, by net cash outflows for the purchase of investments and net cash contributions to our principal investments. Net cash provided by investing activities also reflects the investing activities of our consolidated funds and VIEs, which primarily includes net proceeds from maturities of U.S. Treasury securities.
•During the year ended December 31, 2021, cash used in investing activities primarily reflects purchases of investments in Motive Partners and Challenger Ltd., net purchases of U.S. Treasury securities, and net contributions to equity method investments.
•During the year ended December 31, 2020, cash used in investing activities primarily reflects purchases of U.S. Treasury securities and other investments and net contributions to equity method investments, partially offset by proceeds from maturities of U.S. Treasury securities.
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
•During the year ended December 31, 2022, net cash provided by financing activities reflects the financing activity of our consolidated funds and VIEs, which primarily includes cash inflows from the issuance of debt, including repurchase agreements, offset by repayments of debt, and the net proceeds from related party loans, offset by dividends paid.
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

Future Debt Obligations
The Company had long-term debt of $2.8 billion at December 31, 2022, which includes notes with maturities in 2024, 2026, 2029, 2030, 2048 and 2050. See note 11 to the consolidated financial statements for further information regarding the Company’s debt arrangements.
Contractual Obligations, Commitments and Contingencies
For a summary and a description of the nature of the Company’s commitments, contingencies and contractual obligations, see note 15 to the consolidated financial statements and “—Contractual Obligations, Commitments and Contingencies.” The Company’s commitments are primarily fulfilled through cash flows from operations and (to a limited extent) through borrowings and equity issuances as described in notes 11 and 13 to the consolidated financial statements, respectively.
Consolidated Funds and VIEs
The Company manages its liquidity needs by evaluating unconsolidated cash flows; however, the Company’s consolidated financial statements reflect the financial position of Apollo as well as Apollo’s consolidated funds and VIEs (including SPACs). The primary sources and uses of cash at Apollo’s consolidated funds and VIEs include: (a) raising capital from their investors, which have been reflected historically as non-controlling interests of the consolidated subsidiaries in our consolidated financial statements, (b) using capital to make investments, (c) generating cash flows from operations through distributions, interest and the realization of investments, (d) distributing cash flow to investors, (e) issuing debt to finance investments (CLOs), (f) entering into repurchase and reverse repurchase agreements and (g) raising capital through SPAC vehicles for future acquisition of targeted entities.
Other Liquidity and Capital Resource Considerations
Future Cash Flows
Our ability to execute our business strategy, particularly our ability to increase our AUM, depends on our ability to establish new funds and to raise additional investor capital within such funds. Our liquidity will depend on a number of factors, such as our ability to project our financial performance, which is highly dependent on the funds we manage and our ability to manage our projected costs, fund performance, access to credit facilities, compliance with existing credit agreements, as well as industry and market trends. Additionally, during economic downturns, the funds we manage may experience cash flow issues or liquidate entirely. In these situations, the Company may be asked to reduce or eliminate the management fee and performance fees we charge, which could adversely impact our cash flow in the future.
An increase in the fair value of the investments of the funds we manage, by contrast, could favorably impact our liquidity through higher management fees where the management fees are calculated based on the net asset value, gross assets or adjusted assets. Additionally, higher performance fees not yet realized would generally result when investments appreciate over their cost basis which would not have an impact on the Company’s cash flow until realized.
Consideration of Financing Arrangements
As noted above, in limited circumstances, the Company may issue debt or equity to supplement its liquidity. The decision to enter into a particular financing arrangement is made after careful consideration of various factors, including the Company’s cash flows from operations, future cash needs, current sources of liquidity, demand for the Company’s debt or equity, and prevailing interest rates.
Revolver Facility

Under the 2022 AMH credit facility, AMH may borrow in an aggregate amount not to exceed $1.0 billion and may incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as AMH is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. Borrowings under the 2022 AMH credit facility may be used for working capital and general corporate purposes, including without limitation, permitted acquisitions. The 2022 AMH credit facility has a final maturity date of October 12, 2027. See note 11 to the consolidated financial statements for details regarding the 2022 AMH credit facility refinancing, which occurred during the fourth quarter of 2022.
Dividends
Although the Company currently expects to pay dividends on our Preferred shares and common stock, we may not pay dividends if, among other things, we do not have the cash necessary to pay the dividends. To the extent we do not have cash on hand sufficient to pay dividends, we may have to borrow funds to pay dividends, or we may determine not to pay dividends.

Our ability to pay dividends on our Preferred shares and our common stock will depend on our ability to satisfy applicable law with respect to payment of such dividends and receive distributions from our subsidiaries, who must also satisfy applicable law prior to distributing any funds to us. The declaration, payment and determination of the amount of our dividends are at the sole discretion of our board of directors.
Dividends on common stock
All of the Company’s common stock is held by its parent company AGM. We have paid $796.8 million in common stock dividends to AGM for the year ended December 31, 2022.
Dividends on Preferred shares
On February 9, 2023, the Company declared a cash dividend of $0.398438 per Series A Preferred share and Series B Preferred share which will be paid on March 15, 2023 to holders of record at the close of business on March 1, 2023.
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
As of December 31, 2022, the outstanding AOG Unit Payment amount was $350.5 million, payable in equal installments through December 31, 2024. See note 14 for more information.
Athora
Athora is a strategic liabilities platform that acquires and reinsures traditional closed life insurance policies and provides capital and reinsurance solutions to insurers in Europe. In 2017, Apollo made a €125 million commitment to Athora, which was fully drawn as of April 2020. Apollo committed an incremental €58 million in 2020 to purchase new equity interests. Additionally, in 2021, Apollo acquired approximately €21.9 million of new equity interests in Athora.
In December 2021, Apollo committed an additional €250 million to purchase new equity interests to support Athora’s ongoing growth initiatives, of which €180 million was drawn as of December 31, 2022.
The Company and Athene are minority investors in Athora with a long-term strategic relationship. Through its share ownership, Apollo has approximately 19.9% of the total voting power in Athora, and Athene holds shares in Athora representing 10% of the total voting power in Athora. In addition, Athora shares held by funds and other accounts managed by Apollo represent, in the aggregate, approximately 15.1% of the total voting power in Athora.
For more information regarding unfunded general partner commitments, see “—Contractual Obligations, Commitments and Contingencies.”
Fund Escrow
As of December 31, 2022, the remaining investments and escrow cash of Fund VII was valued at 112% of the fund’s unreturned capital which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement.
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
Investment Management Agreements - ISG
The Company provides asset management and advisory services to Athene as described in note 14 to the consolidated financial statements.
The base management fee covers a range of investment services that Athene receives from the Company, including investment management, asset allocation, mergers and acquisition asset diligence and certain operational support services such as investment compliance, tax, legal and risk management support, among others. The Company’s fee agreement with Athene provides for a possible payment by the Company to Athene, or a possible payment by Athene to the Company, equal to 0.00625% of the Incremental Value as of the end of each quarter, depending upon the percentage of Athene’s investments that consist of core assets and core plus assets. In furtherance of yield support for Athene, if more than 60% of Athene’s invested assets which are subject to the sub-allocation fees are invested in core and core plus assets, Athene will receive a 0.00625% fee reduction on the Incremental Value. As an incentive for differentiated asset management, if less than 50% of Athene’s invested assets which are subject to the sub-allocation fee are invested in core and core plus assets, thereby reflecting a higher allocation toward assets with the highest alpha-generating abilities, Athene will pay an additional fee of 0.00625% on Incremental Value.
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
The assessment of whether an entity is a VIE and the determination of whether Apollo should consolidate such VIE requires judgment by our management. Those judgments include, but are not limited to: (i) determining whether the total equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (ii) evaluating whether the holders of equity investment at risk, as a group, can make decisions that have a significant effect on the success of the entity, (iii) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive the expected residual returns from an entity and (iv) evaluating the nature of the relationship and activities of those related parties with shared power or under common control for purposes of determining which party within the related-party group is most closely associated with the VIE. Judgments are also made in determining whether a member in the equity group has a controlling financial interest, including power to direct activities that most significantly impact the VIE’s economic performance and rights to receive benefits or obligations to absorb losses that could be potentially significant to the VIE. This analysis considers all relevant economic interests, including proportionate interests held through related parties.
Revenue Recognition
Performance Fees
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
Incentive fees are performance fees structured as a contractual fee arrangement rather than a capital allocation. Incentive fees are generally received from the management of CLOs, managed accounts and MFIC. For a majority of our incentive fees, once the quarterly or annual incentive fees have been determined, there is no look-back to prior periods for a potential contingent repayment, however, certain other incentive fees can be subject to contingent repayment at the end of the life of the entity. In accordance with the revenue recognition standard, certain incentive fees are considered a form of variable consideration and therefore are deferred until fees are probable to not be significantly reversed. There is significant judgment involved in determining if the incentive fees are probable to not be significantly reversed, but generally the Company will defer the revenue until the fees are crystallized or are no longer subject to clawback or reversal.
Management Fees
Management fees related to the yield funds we manage can be based on net asset value, gross assets, adjusted cost of all unrealized portfolio investments, capital commitments, adjusted assets, capital contributions, or stockholders’ equity, all as defined in the respective partnership agreements. The management fee calculations for the yield funds we manage that consider net asset value, gross assets, adjusted cost of all unrealized portfolio investments and adjusted assets are normally based on the terms of the respective partnership agreements and the current fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used. The management fees related to the equity funds we manage, by contrast, are generally based on a fixed percentage of the committed capital or invested capital. The corresponding fee calculations that consider committed capital or invested capital are both objective in nature and therefore do not require the use of significant estimates or assumptions. The management fees related to the hybrid funds we manage are generally based on net asset value, gross assets, or committed or invested capital. See “Investments, at Fair Value” below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments in the yield, hybrid and equity funds.
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
The fair values of the investments in the funds we manage can be impacted by changes to the assumptions used in the underlying valuation models. For further discussion on the impact of changes to valuation assumptions see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Sensitivity” in this report. There have been no material changes to the valuation approaches utilized during the periods that our financial results are presented in this report.
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
Profit Sharing Expense
Profit sharing expense is primarily a result of agreements with employees and former employees to compensate them based on the ownership interest they have in the general partners of the Apollo funds. Therefore, changes in the fair value of the underlying investments in the funds we manage and advise affect profit sharing expense. Employees are generally allocated approximately 30% to 61%, of the total performance fees which is driven primarily by changes in fair value of the underlying fund’s investments and is treated as compensation expense. Additionally, profit sharing expenses paid may be subject to clawback from employees and former employees to the extent not indemnified. When applicable, the accrual for potential clawback of previously distributed profit sharing amounts, which is a component of due from related parties on the consolidated statements of financial condition, represents all amounts previously distributed to employees and former employees that would need to be returned to the general partner if the Apollo funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual general partner receivable, however, would not become realized until the end of a fund’s life.
Several of the Company’s employee remuneration programs are dependent upon performance fee realizations, including the Incentive Pool, and dedicated performance fee rights and certain RSU awards for which vesting is contingent, in part, on the realization of performance fees in a specified period. The Company established these programs to attract and retain, and provide incentive to, partners and employees of the Company and to more closely align the overall compensation of partners and employees with the overall realized performance of the Company. Dedicated performance fee rights entitle their holders to payments arising from performance fee realizations. The Incentive Pool enables certain employees to earn discretionary compensation based on realized performance fees in a given year, which amounts are reflected in profit sharing expense in the Company’s consolidated financial statements. Amounts earned by participants as a result of their performance fee rights (whether dedicated or Incentive Pool) will vary year-to-year depending on the overall realized performance of the Company (and, in the case of the Incentive Pool, on their individual performance). There is no assurance that the Company will continue to compensate individuals through the same types of arrangements in the future and there may be periods when the Company determines that allocations of realized performance fees are not sufficient to compensate individuals, which may result in an increase in salary, bonus and benefits, the modification of existing programs or the use of new remuneration programs. Reductions in performance fee revenues could also make it harder to retain employees and cause employees to seek other employment opportunities.
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
Equity-Based Compensation
Equity-based compensation is generally measured based on the grant date fair value of the award. Certain RSUs granted by the Company vest subject to continued employment and the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense. Equity-based compensation expense for such awards, if and when granted, will be recognized on an accelerated recognition method over the requisite service period to the extent the performance fee metrics are met or deemed probable. The addition of these performance measures helps to promote the interests of our shareholders and fund investors by making RSU vesting contingent on the realization and distribution of profits on our funds. For more information regarding Apollo’s equity-based compensation awards, see note 12 to our consolidated financial statements. The Company’s assumptions made to determine the fair value on grant date are embodied in the calculations of compensation expense.
A significant part of our compensation expense is derived from amortization of RSUs. The fair value of all RSU grants after March 29, 2011 is based on the grant date fair value, which considers the public share price of AGM. The Company has three types of RSU grants, which we refer to as Plan Grants, Bonus Grants, and Performance Grants. Plan Grants may or may not provide the right to receive dividend equivalents until the RSUs vest and, for grants made after 2011, the underlying shares are generally issued by March 15th after the year in which they vest. For Plan Grants, the grant date fair value is based on the public share price of the Company, and is discounted for transfer restrictions and lack of dividends until vested if applicable. Bonus Grants provide the right to receive dividend equivalents on both vested and unvested RSUs and Performance Grants provide the right to receive dividend equivalents on vested RSUs and may also provide the right to receive dividend equivalents on unvested RSUs. Both Bonus Grants and Performance Grants are generally issued by March 15th of the year following the year in which they vest. For Bonus Grants and Performance Grants, the grant date fair value for the periods presented is based on the public share price of AGM and is discounted for transfer restrictions.
We utilized the present value of a growing annuity formula to calculate a discount for the lack of pre-vesting dividends on certain Plan Grant and Performance Grant RSUs. The weighted average for the inputs utilized for the shares granted are presented in the table below for Plan Grants and Performance Grants:

	For the Years Ended December 31,
	2022	2021	2020
Plan Grants:
Dividend Yield(1)	3.0%	3.0%	5.0%
Cost of Equity Capital Rate(3)	12.3%	11.7%	11.6%
Performance Grants:
Dividend Yield(2)	2.9%	2.2%	5.1%
Cost of Equity Capital Rate(3)	12.3%	12%	10.9%
(1)    Calculated based on the historical dividends paid during the year ended December 31, 2022 and the price of AGM’s common stock as of the measurement date of the grant on a weighted average basis.
(2)    Calculated based on the historical dividends paid during the three months ended December 31, 2022 and the price of AGM’s common stock as of the measurement date of the grant on a weighted average basis.
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

The weighted average for the inputs utilized for the shares granted are presented in the table below for Plan Grants, Bonus Grants and Performance Grants:

	For the Years Ended December 31,
	2022	2021	2020
Plan Grants:
Holding Period Restriction (in years)	1.2	4.6	0.6
Volatility(1)	44.8%	32.8%	58.8%
Dividend Yield(2)	3.0%	3.0%	5.0%
Bonus Grants:
Holding Period Restriction (in years)	0.2	0.2	0.2
Volatility(1)	34.5%	34.9%	29.2%
Dividend Yield(2)	2.9%	3.9%	5.0%
Performance Grants:
Holding Period Restriction (in years)	0.9	0.6	1
Volatility(1)	37.4%	27.0%	47.6%
Dividend Yield(2)	2.9%	2.2%	5.1%
(1)The Company determined the expected volatility based on the volatility of AGM’s common stock price as of the grant date with consideration to comparable companies.
(2)Calculated based on the historical dividends paid during the twelve months ended December 31, 2022, 2021 and 2020 and AGM’s common stock price as of the measurement date of the grant on a weighted average basis.
Income Taxes
Significant judgment is required in determining tax expense and in evaluating certain and uncertain tax positions. The Company recognizes the tax benefit of uncertain tax positions only where the position is “more likely than not” to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If a tax position is not considered more likely than not to be sustained, then no benefits of the position are recognized. The Company’s tax positions are reviewed and evaluated quarterly to determine whether the Company has uncertain tax positions that require financial statement recognition.
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

Contractual Obligations, Commitments and Contingencies
The Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds, debt obligations, and the AOG Unit Payment. Fixed and determinable payments due in connection with these obligations are as follows as of December 31, 2022:

	2023	2024 - 2025	2026 - 2027	2028 and Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$69,967	$152,380	$147,012	$545,188	$914,547
Other long-term obligations(2)	13,979	675	—	—	14,654
2022 AMH credit facility(3)	800	1,600	1,427	—	3,827
Debt obligations(3)	135,601	723,494	661,573	2,481,604	4,002,272
AOG Unit Payment (4)	175,267	175,267	—	—	350,534
Obligations	$395,614	$1,053,416	$810,012	$3,026,792	$5,285,834

(1) Operating lease obligations excludes $224.7 million of other operating expenses associated with operating leases.
(2) Includes (i) payments on management service agreements related to certain assets and (ii) payments with respect to certain consulting agreements entered into by the Company. Note that a significant portion of these costs are reimbursable by funds.

(3) See note 11 of the consolidated financial statements for further discussion of these debt obligations.
(4) See note 14 to the consolidated financial statements for more information regarding the AOG Unit Payment.
Note:    Due to the fact that the timing of certain amounts to be paid cannot be determined or for other reasons discussed below, the following contractual commitments have not been presented in the table above.
(i)As noted previously, the tax receivable agreement requires us to pay to our Former Managing Partners and Contributing Partners 85% of any tax savings received by AGM and its subsidiaries from our step-up in tax basis. The tax savings achieved may not ensure that we have sufficient cash available to pay this liability and we might be required to incur additional debt to satisfy this liability.
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
Commitments
Certain of our management companies and general partners are committed to contribute to the funds we manage and certain related parties. While a small percentage of these amounts are funded by us, the majority of these amounts have historically been funded by our related parties, including certain of our employees and certain Apollo funds. The table below presents the commitment and remaining commitment amounts of Apollo and its related parties and the commitment and remaining commitment amounts of Apollo only (excluding related parties) for each fund as of December 31, 2022 (in millions):

Fund	Apollo and Related Party Commitments	Apollo Only (Excluding Related Party) Commitments	Apollo and Related Party Remaining Commitments	Apollo Only (Excluding Related Party) Remaining Commitments
Yield:
Apollo Origination Partners	$1,490.7	$20.7	$407.5	$4.5
Athora(1)	1,881.9	486.7	451.6	74.9
Other Yield	14,691.2	322.6	3,472.8	38.2
Total Yield	18,063.8	830.0	4,331.9	117.6
Hybrid:
HVF II	1,509.7	10.1	910.3	6.1
HVF I	896.5	8.7	360.8	2.5
FCI IV	222.5	21.0	203.6	19.2
SCRF IV	446.1	0.1	293.4	0.1
Accord V	141.3	22.2	73.5	11.5
Accord+	697.7	34.8	305.7	15.3
AIOF II	592.6	21.5	468.4	17.2
AIOF I(3)	322.8	9.0	42.9	1.2
Moultrie Credit Fund	400.0	400.0	67.5	67.5
Other Hybrid	9,405.3	470.4	1,888.5	128.0
Total Hybrid	14,634.5	997.8	4,614.6	268.6
Equity:
Fund IX	1,914.5	34.4	626.2	6.0
Fund VII	467.2	178.1	6.7	3.7
ANRP III	680.1	9.8	258.4	3.8
EPF IV(1)	442.9	31.6	355.5	23.2
EPF III(1)	597.4	1.5	181.9	0.1
EPF II(1)	409.7	63.4	88.8	18.6
EPF I(1)	287.6	18.9	46.2	4.3
U.S. RE Fund III(2)	422.9	6.8	224.8	3.9
U.S. RE Fund II(2)	746.7	4.9	177.1	0.8
U.S. RE Fund I(2)	433.8	16.3	23.9	2.4
Asia RE Fund II(2)	916.4	2.1	631.6	0.9
Asia RE Fund I(2)	378.4	8.4	165.0	3.0
Apollo S3 Equity Holdings	500.1	0.1	500.1	0.1
Digital Origin Partners	125.0	100.8	125.0	100.8
Other Equity	9,029.8	190.8	2,252.4	83.1
Total Equity	17,352.5	667.9	5,663.6	254.7
Total	$50,050.8	$2,495.7	$14,610.1	$640.9

(1) Apollo’s commitment in these funds is denominated in euros and translated into U.S. dollars at an exchange rate of €1.00 to $1.07 as of December 31, 2022.
(2) Figures for U.S. RE Fund I include base, additional, and co-investment commitments. A co-investment vehicle within U.S. RE Fund I is denominated in pounds sterling and translated into U.S. dollars at an exchange rate of £1.00 to $1.21 as of December 31, 2022. Figures for U.S. RE Fund II, U.S. RE Fund III, Asia RE Fund I and Asia RE Fund II include co-investment commitments.

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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of December 31, 2022 and December 31, 2021, there were no open underwriting commitments.

Atlas Securitized Products Holdings LP
On February 8, 2023, AGM and CS undertook the first close of their previously announced transaction whereby certain subsidiaries of Atlas acquired certain assets of the CS Securitized Products Group (the “Transaction”). A subsequent closing was held on February 23, 2023. Under the terms of the Transaction, Atlas has agreed to pay CS $3.3 billion, $0.4 billion of which is deferred until February 8, 2026, and $2.9 billion of which is deferred until February 8, 2028. This deferred purchase price is an obligation first of Atlas, second of AAA, third of the Company (which has issued a guarantee to AAA), fourth of AHL and fifth of AARe. Each of AARe and AHL has issued an assurance letter to CS for the full deferred purchase obligation amount of $3.3 billion. In exchange for the purchase price, Atlas expects to receive, by the Transaction’s final close, approximately $0.4 billion in cash and a portfolio of senior secured warehouse assets, subject to debt, with approximately $1 billion of tangible equity value (to the extent that the warehouse assets received by Atlas constitute less than $1 billion of tangible equity value, the amount of cash is expected to increase by an offsetting amount). These warehouse assets are senior secured assets at industry standard loan-to-value ratios, structured to investment grade-equivalent criteria, and were approved by Atlas in connection with this Transaction. In addition, Atlas has received an investment management contract to manage certain unrelated assets on behalf of CS, providing for quarterly payments expected to total approximately $1.1 billion net to Atlas over 5 years. Finally, Atlas shall also benefit generally from the net spread earned on its assets in excess of its cost of financing. As a result, the fair value of the liability related to the Company’s guarantee is not material to the consolidated financial statements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of incurring losses due to adverse changes in market rates and prices. Our predominant exposure to market risk is related to our role as investment manager and general partner for the funds we manage and the sensitivity to movements in the fair value of their investments and resulting impact on performance fees and management fee revenues. Our direct investments in the funds we manage also expose us to market risk whereby movements in the fair values of the underlying investments will increase or decrease both net gains (losses) from investment activities and income (loss) from equity method investments.
Risk Management Framework
The Company’s risk management frameworks are designed to identify, assess and prioritize risks to ensure that senior management understands and can manage our risk profile. Governance over risk exists at both the board level and management level. The audit committee of the board of directors of AAM is tasked with reviewing major financial risk exposures of the Company and management’s risk assessment and risk management policies.
Risks are analyzed across strategies from both a “bottom up” and “top down” perspective. We gather and analyze data, monitor investments and markets in detail, and constantly strive to better quantify, qualify and circumscribe relevant risks.
Each risk management process is subject to our overall risk tolerance and philosophy and our enterprise risk management framework. This framework governs all business units within the asset management business and (1) conveys our risk culture; (2) outlines our risk management methodology; (3) identifies key roles and responsibilities, and (4) summarizes our core risk areas including, but not limited to, market, credit and operational risks.
Each fund runs its own investment and risk management process subject to our overall risk tolerance and philosophy:
•With respect to the yield and hybrid funds we manage, we continuously monitor a variety of markets for attractive trading opportunities, applying a number of traditional and customized risk management metrics to analyze risk related to specific assets or portfolios, as well as, fund-wide risks.
•The investment process of the equity funds we manage involves a detailed analysis of potential acquisitions, and investment management teams assigned to monitor the strategic development, financing and capital deployment decisions of each portfolio investment.
The Apollo Global Risk Committee (“AGRC”) is tasked with assisting AAM in monitoring and managing enterprise-risk. The AGRC is chaired by a Co-President of AAM and includes other members of senior management. Managing risk is the responsibility of all employees. Businesses and investment professionals are responsible for all the risk taken on and managed in their business areas and risk management groups are accountable for providing an objective challenge to, and oversight of, the business’ risk management.
Risk management groups, such as the market risk group and credit risk team of the Company provide summary analysis of fund level market and credit risk to the portfolio managers of the funds managed by Apollo and the heads of the various business units. On a periodic basis, risk owners also provide analyses of select market and credit risk components to various members of senior management. In addition, the business and risk leaders of the Company reviews specific investments from the perspective of risk mitigation and discusses such analysis with the AGRC or other members of senior management when needed.
Market Risk and Management of Market Risk Exposures
Impact on Management Fees
Our management fees are based on one of the following:
•capital commitments to an Apollo fund;
•capital invested in an Apollo fund;
•the gross, net or adjusted asset value of an Apollo fund, as defined; or
•as otherwise defined in the respective agreements.
Management fees could be impacted by changes in market risk factors, including (i) changes in invested capital or in market values to below cost, due to which management could consider an investment permanently impaired, in the case of certain funds or (ii) changes in gross or net asset value, for the yield funds. The proportion of our management fees that are based on NAV is dependent on the number and types of funds in existence and the current stage of each fund’s life cycle.
Impact on Advisory and Transaction Fees
We earn transaction fees relating to certain yield, hybrid and equity transactions and may obtain reimbursement for certain out-of-pocket expenses incurred. Subsequently, on a quarterly or annual basis, ongoing advisory fees, and additional transaction fees in connection with additional purchases, dispositions, or follow-on transactions, may be earned. Management Fee Offsets and any broken deal costs, if applicable, are reflected as a reduction to advisory and transaction fees. Advisory and transaction fees will be impacted by changes in market risk factors to the extent that they limit our opportunities to engage in yield, hybrid, and equity transactions or impair our ability to consummate such transactions. The impact of changes in market risk factors on advisory and transaction fees is not readily predicted or estimated.
Impact on Performance Fees
We earn performance fees from the funds we manage as a result of such funds achieving specified performance criteria. Our performance fees will be impacted by changes in market risk factors. However, several major factors will influence the degree of impact:
•the performance criteria for each individual fund in relation to how that fund’s results of operations are impacted by changes in market risk factors;
•whether such performance criteria are annual or over the life of the fund;
•to the extent applicable, the previous performance of each fund in relation to its performance criteria; and
•whether each fund’s performance fee distributions are subject to contingent repayment.
As a result, the impact of changes in market risk factors on performance fees will vary widely from fund to fund. The impact is heavily dependent on the prior and future performance of each fund, and therefore is not readily predicted or estimated.
Market Risk
We are directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of investments will be adversely affected by changes in market conditions. Market risk is inherent in each of the investments of the funds we manage, including equity investments, loans, short-term borrowings, long-term debt, hedging instruments, credit default swaps and derivatives. Just a few of the market conditions that may shift from time to time, thereby exposing us to market risk, include fluctuations in interest, currency exchange rates and credit spreads, equity prices, changes in the implied volatility of interest rates and price deterioration. Volatility in debt and equity markets can impact our pace of capital deployment, the timing of receipt of transaction fee revenues and the timing of realizations. These market conditions could have an impact on the value of fund investments and rates of return. Accordingly, depending on the instruments or activities impacted, market risks can have wide ranging, complex adverse effects on our results from operations and our overall financial condition. We monitor market risk using certain strategies and methodologies which management evaluates periodically for appropriateness. We intend to continue to monitor this risk going forward and continue to monitor our exposure to all market factors.
The Company is subject to a concentration risk related to the investors in the funds it manages. There are more than 1,000 investors in Apollo’s active yield, hybrid, and equity funds, and no individual investor accounts for more than 10% of the total committed capital to Apollo’s active funds.
Interest Rate Risk
Interest rate risk represents exposure we and the funds we manage have to instruments whose values vary with the change in interest rates. These instruments include, but are not limited to, loans, borrowings, investments in interest bearing securities and derivative instruments. We may seek to mitigate risks associated with the exposures by having the funds take offsetting positions in derivative contracts. Hedging instruments allow us to seek to mitigate risks by reducing the effect of movements in the level of interest rates, changes in the shape of the yield curve, as well as, changes in interest rate volatility. Hedging instruments used to mitigate these risks may include related derivatives such as options, futures and swaps.
Credit Risk
Credit risk represents exposure we and the funds we manage have to investments or other activity whose value varies with the change in credit spreads, the change in the probability of default by the borrow or the actual default and failure to repay a loan or contractual obligation. Certain of the funds we manage are subject to certain inherent risks through their investments.
Certain entities we manage invest substantially all of their excess cash in open-end money market funds and money market demand accounts, which are included in cash and cash equivalents. The money market funds invest primarily in government securities and other short-term, highly liquid instruments with a low risk of loss. We continually monitor the funds’ performance in order to manage any risk associated with these investments.
Certain funds we manage hold derivative instruments that contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. We seek to minimize risk exposure by limiting the counterparties with which the funds enter into contracts to banks and investment banks who meet established credit and capital guidelines. Counterparty risk may be further mitigated by the exchange of collateral with a counterparty as a form of credit support for derivative transactions. As of December 31, 2022, we do not expect any counterparty to default on its obligations and therefore do not expect to incur any loss due to counterparty default.
Certain investments of the funds we manage include lower-rated and comparable quality unrated distressed investments and other instruments. Investments in such debt instruments are accompanied by a greater degree of risk of loss due to default by the issuer because such debt instruments are generally unsecured and subordinated to other creditors of the issuer. These issuers generally have high levels of indebtedness and can be more sensitive to adverse market conditions, such as a recession or increasing interest rates, as compared to higher rated issuers. We seek to minimize risk exposure by subjecting each prospective investment to rigorous credit analysis and by making investment decisions based upon objectives that include capital preservation and appreciation, and industry and issuer diversification.
Foreign Exchange Risk
Foreign exchange risk represents exposures the funds we manage have to changes in the values of current fund holdings and future cash flows denominated in other currencies and investments in non-U.S. companies. The types of investments exposed to this risk include investments in foreign subsidiaries, foreign currency-denominated loans, foreign currency-denominated transactions, and various foreign exchange derivative instruments whose values fluctuate with changes in currency exchange rates or foreign interest rates. Instruments used to mitigate this risk are foreign exchange options, currency swaps, futures and forwards. These instruments may be used to help insulate the funds we manage against losses that may arise due to volatile movements in foreign exchange rates and/or interest rates.
In our capacity as investment manager of the funds we manage, we continuously monitor a variety of markets for attractive opportunities for managing risk. For example, certain of the funds we manage may put in place foreign exchange hedges or borrowings with respect to certain foreign currency denominated investments to provide a hedge against foreign exchange exposure.
Non-U.S. Operations
We have offices and conduct business throughout the world and are continuing to expand into foreign markets. Our fund investments and our revenues are primarily derived from our U.S. operations. With respect to our non-U.S. operations, we are subject to risk of loss from currency fluctuations, social instability, changes in governmental policies or policies of central banks, expropriation, nationalization, unfavorable political and diplomatic developments and changes in legislation relating to non-U.S. ownership. The funds we manage also invest in the securities of companies which are located in non-U.S. jurisdictions. As we continue to expand globally, we will continue to focus on monitoring and managing these risk factors as they relate to specific non-U.S. investments.
Sensitivities
Interest Rate Risk—We are primarily subject to interest rate risk through the investments of the funds we manage. For funds that pay management fees based on NAV or other bases that are sensitive to market value fluctuations, we anticipate our management fees would change consistent with the increase or decrease experienced by the underlying funds’ portfolios. In the event that interest rates were to increase by one percentage point, we estimate that management fees earned that were dependent upon estimated fair value would decrease by approximately $8.7 million and $41.2 million during the years ended December 31, 2022 and 2021, respectively.
Credit Risk—Similar to interest rate risk, we are also subject to credit risk through the investments of the funds we manage. In the event that credit spreads were to increase by one percentage point, we estimate that management fees earned that were dependent upon estimated fair value would decrease by approximately $17.8 million and $50.5 million during the years ended December 31, 2022 and 2021, respectively.
Foreign Exchange Risk—We estimate for the years ended December 31, 2022 and 2021, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in management fees and investment income (loss):

	For the Years Ended December 31,
(In thousands)	2022	2021
Management fees	$21,393	$19,922
Investment income	8,826	19,083
Net Gains from Investment Activities and Principal Investment Income—Our assets and unrealized gains, and our related equity and net income are sensitive to changes in the valuations of the underlying investments of the funds we manage and could vary materially as a result of changes in our valuation assumptions and estimates. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Policies—Investments, at Fair Value” for details related to the valuation methods that are used and the key assumptions and estimates employed by such methods. We also quantify the Level III investments that are included on our consolidated statements of financial condition by valuation methodology in note 7 to the consolidated financial statements. We employ a variety of valuation methods. Furthermore, the investments that we manage but are not on our consolidated statements of financial condition, and therefore impact performance fees, also employ a variety of valuation methods of which no single methodology is used more than any other.
Management Fees—Management fees are primarily based on the net asset value of the relevant fund, gross assets, adjusted equity, capital commitments, invested capital, or as defined in the respective fund’s management agreements. Changes in the fair values of the investments that earn management fees based on net asset value, gross assets or adjusted equity will have a direct impact on the amount of management fees that are earned. Management fees earned that were dependent upon estimated fair value during the years ended December 31, 2022 and 2021 would decrease by approximately $50.6 million and $111.8 million, respectively, if the fair values of the investments held by such funds were 10% lower during the same respective periods.
Management fees for equity and certain hybrid funds we manage are generally charged on either (a) a fixed percentage of committed capital over a stated investment period or (b) a fixed percentage of invested capital of unrealized portfolio investments. Changes in values of investments could indirectly affect future management fees from such funds by, among other things, reducing the funds’ access to capital or liquidity and their ability to currently pay the management fees or if such change resulted in a write-down of investments below their associated invested capital.
Investment Income—
Performance Fees—Performance fees from the funds we manage generally are earned based on achieving specified performance criteria and is impacted directly by changes in the fair value of the funds’ investments. We anticipate that a 10% decline in the fair values of investments held by all of the funds we manage would decrease by approximately $1.1 billion at both December 31, 2022 and 2021 .

Principal Investment Income—For select funds managed by Apollo, our share of income from equity method investments as a general partner in such funds is derived from unrealized gains or losses on investments in funds included in the consolidated financial statements. For funds in which we have an interest, but are not consolidated, our share of investment income is limited to our direct investments in the funds.
We anticipate that a 10% decline in the fair value of investments at December 31, 2022 and 2021 would result in an approximate $235.6 million and $202.9 million decrease in principal investment income in our consolidated financial statements, respectively.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Apollo Asset Management, Inc. (formerly known as Apollo Global Management, Inc. prior to January 1, 2022)
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Apollo Asset Management, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and cashflows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
The Company recognizes performance allocations from the funds it manages within investment income to the extent these funds meet or achieve certain performance criteria. The Company recognizes performance allocations each reporting period based on the terms outlined in the respective fund governing agreements. Further, the fair value of the underlying investments held by the funds is a significant input to the evaluation and recognition of performance allocations.
Certain funds may hold significant illiquid investments whose fair values are based on unobservable inputs. These investments have limited observable market activity and changes in the fair value of these investments directly impact the amount of performance allocations the Company is entitled to recognize as investment income for the period.
Auditing the performance allocation calculations involves critical evaluation of the appropriate legal interpretation and application of the terms of the respective fund governing agreements, inclusive of any contingent repayment provisions. Auditing the fair value of illiquid investments, which are based on unobservable inputs, involves especially subjective auditor judgment and the subject matter expertise of our fair value specialists to evaluate the appropriateness of the valuation methods, assumptions, and unobservable inputs used by the Company to determine fair value.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the funds’ performance allocation calculations and the testing of fair value of illiquid investments held by the funds included the following, among others:
◦We involved senior, more experienced audit team members in the performance of our audit procedures.
◦We tested the design and operating effectiveness of controls over management’s performance allocation calculations and the determination of the fair value of illiquid investments.
◦We evaluated, on a sample basis, whether the Company’s performance allocation calculations were performed in accordance with the terms of the funds’ governing agreements.
◦We utilized our fair value specialists to assist in our evaluation of the valuation methods, assumptions and unobservable inputs used by the Company to determine the fair value of certain illiquid investments held by the funds.
◦We evaluated the Company’s historical ability to accurately estimate the fair value of illiquid investments by comparing previous estimates of fair value to market transactions with third parties.

/s/ Deloitte & Touche LLP
New York, NY
February 28, 2023

We have served as the Company's auditor since 2007.

APOLLO ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)	As of December 31, 2022	As of December 31, 2021
Assets:
Cash and cash equivalents	$1,200,735	$917,183
Restricted cash and cash equivalents	1,048,129	707,885
Investments (includes performance allocations of $2,635,180 and $2,731,733 as of December 31, 2022 and December 31, 2021, respectively)	5,644,167	11,353,580
Assets of consolidated variable interest entities:
Cash and cash equivalents	109,578	463,266
Investments, at fair value	2,370,884	14,737,051
Other assets	30,310	251,581
Due from related parties	726,253	493,826
Deferred tax assets, net	633,660	424,132
Other assets	1,175,755	585,901
Lease assets	590,732	450,531
Goodwill	263,744	116,958
Total Assets	$13,793,947	$30,501,894
Liabilities, Redeemable non-controlling interests and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$167,764	$145,054
Accrued compensation and benefits	114,862	130,107
Deferred revenue	172,720	119,688
Due to related parties	1,577,494	1,222,402
Profit sharing payable	1,412,451	1,444,652
Debt	2,814,117	3,134,396
Liabilities of consolidated variable interest entities:
Debt, at fair value	—	7,942,508
Notes payable	49,990	2,611,019
Other liabilities	1,898,841	781,482
Other liabilities	422,441	500,980
Lease liabilities	664,366	505,206
Total Liabilities	9,295,046	18,537,494
Commitments and Contingencies (see note 15)
Redeemable non-controlling interests:
Redeemable non-controlling interests	1,031,914	1,770,034
Stockholders’ Equity:
Apollo Asset Management, Inc. Stockholders’ Equity:
Series A Preferred Stock, 11,000,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021	264,398	264,398
Series B Preferred Stock, 12,000,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021	289,815	289,815
Common Stock, $0.00001 par value, 40,000,000 and 0 shares authorized as of December 31, 2022 and December 31, 2021, respectively, 1,000 and 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Class A Common Stock, $0.00001 par value, 0 and 90,000,000,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively, 0 and 248,896,649 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—

APOLLO ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

Class B Common Stock, $0.00001 par value, 0 and 999,999,999 shares authorized as of December 31, 2022 and December 31, 2021, respectively, 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Class C Common Stock, $0.00001 par value, 0 and 1 share authorized as of December 31, 2022 and December 31, 2021, respectively, 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Additional paid in capital	1,304,378	2,096,403
Retained earnings	—	1,143,899
Accumulated other comprehensive loss	(10,340)	(5,374)
Total Apollo Asset Management, Inc. Stockholders’ Equity	1,848,251	3,789,141
Non-controlling interests in consolidated entities	487,909	3,813,885
Non-controlling interests in Apollo Operating Group	1,130,827	2,591,340
Total Stockholders’ Equity	3,466,987	10,194,366
Total Liabilities, Redeemable non-controlling interests and Stockholders’ Equity	$13,793,947	$30,501,894

See accompanying notes to consolidated financial statements.

APOLLO ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(In thousands)	2022	2021	2020
Revenues:
Management fees	$2,280,508	$1,920,946	$1,686,973
Advisory and transaction fees, net	443,491	302,379	249,482
Investment income	800,134	3,699,209	392,181
Incentive fees	27,223	29,064	25,383
Total Revenues	3,551,356	5,951,598	2,354,019
Expenses:
Compensation and benefits	1,943,189	3,493,380	1,088,698
Interest expense	130,509	139,090	133,239
General, administrative and other	648,059	481,760	356,027
Total Expenses	2,721,757	4,114,230	1,577,964
Other Income (Loss):
Net gains (losses) from investment activities	934,764	2,610,903	(455,487)
Net gains from investment activities of consolidated variable interest entities	405,089	557,289	197,369
Interest income	49,754	4,255	14,999
Other income (loss), net	(14,966)	(147,541)	20,832
Total Other Income (Loss)	1,374,641	3,024,906	(222,287)
Income before income tax provision	2,204,240	4,862,274	553,768
Income tax provision	(209,920)	(594,379)	(86,966)
Net Income	1,994,320	4,267,895	466,802
Net income attributable to non-controlling interests	(1,060,453)	(2,429,404)	(310,188)
Net Income Attributable to Apollo Asset Management, Inc.	933,867	1,838,491	156,614
Series A Preferred Stock Dividends	(17,531)	(17,531)	(17,531)
Series B Preferred Stock Dividends	(19,125)	(19,125)	(19,125)
Net Income Attributable to Apollo Asset Management, Inc. Common Stockholders	$897,211	$1,801,835	$119,958

See accompanying notes to consolidated financial statements.

APOLLO ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(In thousands)	2022	2021	2020
Net Income	$1,994,320	$4,267,895	$466,802
Other Comprehensive Income (Loss), net of tax:
Currency translation adjustments, net of tax	(29,397)	(32,050)	41,217
Net gain from change in fair value of cash flow hedge instruments	1,976	202	203
Net loss on available-for-sale securities	(1,741)	(185)	(800)
Total Other Comprehensive Income (Loss), net of tax	(29,162)	(32,033)	40,620
Comprehensive Income	1,965,158	4,235,862	507,422
Comprehensive Income attributable to non-controlling interests	(1,036,257)	(2,400,674)	(348,301)
Comprehensive Income Attributable to Apollo Asset Management, Inc.	$928,901	$1,835,188	$159,121

See accompanying notes to consolidated financial statements.

APOLLO ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the year ended December 31, 2020
	Apollo Asset Management, Inc. Stockholders
(In thousands, except share data)	Class A Common Stock	Class B Common Stock	Class C Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Apollo Asset Management, Inc. Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Stockholders’ Equity
Balance at January 1, 2020	222,994,407	1	1	$264,398	$289,815	$1,302,587	$—	$(4,578)	$1,852,222	$281,904	$904,001	$3,038,127
Equity transaction with Athene Holding	—	—	—	—	—	(54,868)	—	—	(54,868)	—	1,214,577	1,159,709
Consolidation of VIEs	—	—	—	—	—	—	—	—	—	1,885,393	—	1,885,393
Dilution impact of issuance of Class A Common Stock	—	—	—	—	—	8,286	—	—	8,286	—	—	8,286
Capital increase related to equity-based compensation	—	—	—	—	—	173,832	—	—	173,832	—	—	173,832
Capital contributions	—	—	—	—	—	—	—	—	—	843,415	—	843,415
Dividends/ Distributions	—	—	—	(17,531)	(19,125)	(535,912)	(13,620)	—	(586,188)	(888,348)	(488,328)	(1,962,864)
Payments related to issuances of Class A Common Stock for equity-based awards	3,396,637	—	—	—	—	28,991	(96,639)	—	(67,648)	—	—	(67,648)
Repurchase of Class A Common Stock	(2,755,095)	—	—	—	—	(91,617)	—	—	(91,617)	—	—	(91,617)
Exchange of AOG Units for Class A Common Stock	5,237,500	—	—	—	—	45,874	(9,699)	—	36,175	—	(16,967)	19,208
Net income	—	—	—	17,531	19,125	—	119,958	—	156,614	118,378	191,810	466,802
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	2,808	2,808	34,986	3,423	41,217
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	—	108	108	—	95	203
Net loss on available-for-sale securities	—	—	—	—	—	—	—	(409)	(409)	—	(391)	(800)
Balance at December 31, 2020	228,873,449	1	1	$264,398	$289,815	$877,173	$—	$(2,071)	$1,429,315	$2,275,728	$1,808,220	$5,513,263

APOLLO ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the year ended December 31, 2021
	Apollo Asset Management, Inc. Stockholders
(In thousands, except share data)	Class A Common Stock	Class B Common Stock	Class C Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Apollo Asset Management, Inc. Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Stockholders’ Equity
Balance at January 1, 2021	228,873,449	1	1	$264,398	$289,815	$877,173	$—	$(2,071)	$1,429,315	$2,275,728	$1,808,220	$5,513,263
Conversion of Class B and Class C Common Stock to Class A Common Stock	20	(1)	(1)	—	—	—	—	—	—	—	—	—
Deconsolidation of VIEs	—	—	—	—	—	—	—	—	—	(147,920)	—	(147,920)
Accretion of redeemable non-controlling interests	—	—	—	—	—	(69,534)	—	—	(69,534)	—	—	(69,534)
Issuance of Class A Common Stock related to equity transactions	361,037	—	—	—	—	22,150	—	—	22,150	—	—	22,150
Pledge of Class A Common Stock	—	—	—	—	—	125,931	—	—	125,931	—	—	125,931
Purchase of limited partnership interests	—	—	—	—	—	(27,430)	—	—	(27,430)	—	(520,708)	(548,138)
Dilution impact of issuance of Class A Common Stock	—	—	—	—	—	(9,163)	—	—	(9,163)	—	—	(9,163)
Capital increase related to equity-based compensation	—	—	—	—	—	1,151,583	—	—	1,151,583	—	—	1,151,583
Capital contributions	—	—	—	—	—	—	—	—	—	2,279,896	—	2,279,896
Dividends/Distributions	—	—	—	(17,531)	(19,125)	—	(517,306)	—	(553,962)	(985,517)	(518,399)	(2,057,878)
Payments related to issuances of Class A Common Stock for equity-based awards	5,256,167	—	—	—	—	79,317	(140,630)	—	(61,313)	—	—	(61,313)
Repurchase of Class A Common Stock	(4,834,713)	—	—	—	—	(299,352)	—	—	(299,352)	—	—	(299,352)
Exchange of AOG Units for Class A Common Stock	19,240,689	—	—	—	—	245,728	—	—	245,728	—	(186,749)	58,979
Net income	—	—	—	17,531	19,125	—	1,801,835	—	1,838,491	417,692	2,011,712	4,267,895
Currency translation adjustments, net of tax	—	—	—	—	—	—	—	(3,327)	(3,327)	(25,994)	(2,729)	(32,050)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	—	—	111	111	—	91	202
Net loss on available-for-sale securities	—	—	—	—	—	—	—	(87)	(87)	—	(98)	(185)
Balance at December 31, 2021	248,896,649	—	—	$264,398	$289,815	$2,096,403	$1,143,899	$(5,374)	$3,789,141	$3,813,885	$2,591,340	$10,194,366

APOLLO ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the year ended December 31, 2022
	Apollo Asset Management, Inc. Stockholders
(In thousands, except share data)	Common Stock	Series A Preferred Stock	Series B Preferred Shares	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Apollo Asset Management, Inc. Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Stockholders’ Equity
Balance at January 1, 2022	248,896,649	$264,398	$289,815	$2,096,403	$1,143,899	$(5,374)	$3,789,141	$3,813,885	$2,591,340	$10,194,366
Reverse stock split	(248,895,649)	—	—	—	—	—	—	—	—	—
Consolidation/ deconsolidation of VIEs	—	—	—	7,741	(6,865)	—	876	(6,075,404)	—	(6,074,528)
Accretion of redeemable non-controlling interests	—	—	—	(67,196)	—	—	(67,196)	—	—	(67,196)
Contributions	—	—	—	905,549	—	—	905,549	3,233,065	—	4,138,614
Dividends/ Distributions	—	(17,531)	(19,125)	(1,660,705)	(2,034,245)	—	(3,731,606)	(806,336)	(2,174,071)	(6,712,013)
Transactions between entities under common control	—	—	—	22,586	—	—	22,586	—	—	22,586
Net income	—	17,531	19,125	—	897,211	—	933,867	342,521	717,932	1,994,320
Currency translation adjustments, net of tax	—	—	—	—	—	(4,559)	(4,559)	(19,822)	(5,016)	(29,397)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	882	882	—	1,094	1,976
Net loss on available-for-sale securities	—	—	—	—	—	(1,289)	(1,289)	—	(452)	(1,741)
Balance at December 31, 2022	1,000	$264,398	$289,815	$1,304,378	$—	$(10,340)	$1,848,251	$487,909	$1,130,827	$3,466,987

See accompanying notes to consolidated financial statements.

APOLLO ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2022	2021	2020
Cash Flows from Operating Activities:
Net income	$1,994,320	$4,267,895	$466,802
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity-based compensation	484,057	1,180,663	213,140
Depreciation and amortization	85,247	27,330	18,828
Unrealized (gains) losses from investment activities	24,522	(2,586,150)	432,752
Net investment income	(800,134)	(3,699,209)	(392,181)
Deferred taxes, net	107,591	474,335	36,046
Pledge of Class A Common Stock	—	125,931	—
Other non-cash amounts included in net income, net	(7,796)	41,174	42,103
Cash flows due to changes in operating assets and liabilities:
Due from related parties	(232,757)	28,504	(43,404)
Accounts payable and accrued expenses	22,143	25,072	25,618
Accrued compensation and benefits	(15,326)	(1,180)	17,023
Deferred revenue	53,032	89,319	(50,901)
Due to related parties	19,604	(21,412)	28,380
Profit sharing payable	38,685	516,270	76,735
Lease liability	(53,636)	(30,933)	(20,639)
Other assets and other liabilities, net	(1,147,283)	78,829	7,699
Earnings from net investment income	1,081,205	2,082,944	283,587
Satisfaction of contingent obligations	(13,358)	(20,609)	(12,870)
Apollo Fund and VIE related:
Net realized and unrealized gains from investing activities and debt	(169,279)	(579,434)	(2,942)
Change in consolidation	(788,664)	(47,601)	502,153
Purchases of investments	(6,741,687)	(4,724,603)	(4,991,405)
Proceeds from sale of investments	3,218,288	3,534,135	2,082,740
Changes in other assets and other liabilities, net	15,608	302,776	(335,694)
Net Cash Provided by (Used in) Operating Activities	$(2,825,618)	$1,064,046	$(1,616,430)
Cash Flows from Investing Activities:
Purchases of fixed assets	$(202,525)	$(64,738)	$(59,562)
Acquisitions	—	—	48,518
Proceeds from sale of investments	155,852	88,606	21,855
Purchase of investments	(361,217)	(657,464)	(567,027)
Purchase of U.S. Treasury securities	(3,430,577)	(1,349,567)	(1,056,827)
Proceeds from maturities of U.S. Treasury securities	3,257,169	824,810	1,598,357
Cash contributions to principal investments	(192,202)	(366,778)	(217,030)
Cash distributions from principal investments	97,889	322,791	203,395
Related party inflows (Repayments)	37,340	166,780	9,040
Related party outflows (Issuances)	(27,562)	(167,653)	(315)
Other investing activities, net	—	(3,105)	(1,254)
Apollo Fund and VIE related:
Purchase of U.S. Treasury securities	(1,508,782)	(3,141,392)	(816,809)
Proceeds from maturities of U.S. Treasury	2,673,089	2,796,035	—
Net Cash Provided by (Used in) Investing Activities	$498,474	$(1,551,675)	$(837,659)

APOLLO ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash Flows from Financing Activities:
Principal repayments of debt	$(907)	$(18,104)	$(16,990)
Dividends to Preferred Stockholders	(36,656)	(36,656)	(36,656)
Issuance of debt	—	—	518,756
Satisfaction of tax receivable agreement	(51,032)	(39,884)	(48,195)
Distributions related to AGM’s repurchase of Common Stock	—	(299,352)	(91,617)
Distributions related to deliveries of AGM’s Common Stock for RSUs	(173,203)	(140,630)	(96,639)
Dividends / Distributions	(959,683)	(517,306)	(549,532)
Distributions paid to non-controlling interests in Apollo Operating Group	—	(518,399)	(488,328)
Issuance of related party loans	—	—	28,280
Repayment of related party loans	—	—	(28,280)
AOG Unit Payment	(219,084)	—	—
Due to parent, net	579,354	—	—
Other financing activities, net	(8,697)	(5,546)	(13,107)
Apollo Fund and VIE related:
Issuance of debt	5,323,435	1,334,339	3,780,696
Principal repayment of debt	(3,513,693)	(1,949,597)	(907,745)
Distributions paid to non-controlling interests in consolidated entities	(798,458)	(979,968)	(367,487)
Contributions from non-controlling interests in consolidated entities	3,232,148	2,279,758	843,153
Proceeds from issuance of Class A Units of a SPAC	—	1,035,000	—
Payment of underwriting discounts	—	(34,223)	—
Contributions from Redeemable non-controlling interests	—	—	773,001
Distributions to redeemable non-controlling interests	(776,272)	—	—
Net Cash Provided by (Used in) Financing Activities	$2,597,252	$109,432	$3,299,310
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Funds and VIEs	270,108	(378,197)	845,221
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Funds and VIEs, Beginning of Period	2,088,334	2,466,531	1,621,310
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Funds and VIEs, End of Period	$2,358,442	$2,088,334	$2,466,531
Supplemental Disclosure of Cash Flow Information:
Interest paid	$119,595	$135,010	$128,792
Interest paid by consolidated variable interest entities	172,415	420,615	178,484
Income taxes paid	124,336	120,994	36,848
Supplemental Disclosure of Non-Cash Investing Activities:
Contributions to principal investments	$—	$57,911	$—
Distributions from principal investments	7,361	92,863	(5,824)
Purchases of other investments, at fair value	9,332	—	1,168,841
Sales of other investments, at fair value	—	—	(1,179)
Capital commitment	—	—	(15,524)
Loss on Athene equity swap	—	—	(61,261)
Acquisition of goodwill	—	—	663
Contingent consideration	—	—	(6,208)

APOLLO ASSET MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosure of Non-Cash Financing Activities:
Capital increases related to equity-based compensation	$412,556	$1,151,583	$173,832
Contributions	334,919	—	—
Purchase of limited partnership interests	—	569,617	—
Issuance of restricted shares	35,917	79,317	28,991
Issuance of AOG units to Athene	—	—	1,214,577
Distributions paid to non-controlling interests in consolidated variable interest entities	—	—	(515,558)
Other non-cash financing activities	—	(9,163)	36,874
Changes in Consolidation:
Investments, at fair value	$(16,543,165)	$—	$9,061,907
Other assets	(105,464)	—	130,907
Debt, at fair value	8,177,055	—	(7,344,884)
Notes payable	2,611,019	—	—
Other liabilities	534,225	—	(967,575)
Non-controlling interest in consolidated entities related to acquisition	6,114,994	—	(1,382,508)
Adjustments related to exchange of Apollo Operating Group units:
Deferred tax assets	$—	$346,896	$86,864
Due to related parties	—	(287,917)	(68,801)
Additional paid in capital	—	(58,979)	(28,904)
Non-controlling interest in Apollo Operating Group	—	186,749	16,967
Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Consolidated Statements of Financial Condition:
Cash and cash equivalents	$1,200,735	$917,183	$1,555,517
Restricted cash and cash equivalents	1,048,129	707,885	17,708
Cash and cash equivalents held at consolidated variable interest entities	109,578	463,266	893,306
Total Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$2,358,442	$2,088,334	$2,466,531

See accompanying notes to consolidated financial statements.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

1. ORGANIZATION
Apollo Asset Management, Inc. (“AAM”, together with its consolidated subsidiaries, the “Company” or “Apollo”) is a high-growth, global alternative asset manager whose predecessor was founded in 1990. Its primary business is to raise, invest and manage funds, accounts and other vehicles, on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. For these investment management services, Apollo receives management fees generally related to the amount of assets managed, transaction and advisory fees, incentive fees and performance allocations related to the performance of the respective funds that it manages. As of December 31, 2022, Apollo had two primary business segments:
•Asset Management — focuses on three investing strategies: yield, hybrid and equity; yield focuses on generating excess returns through high quality credit underwriting and origination of safe-yielding assets; hybrid focuses across debt and equity to offer a differentiated risk-adjusted return with an emphasis on structured downside protected opportunities across asset classes; and within equity, controlled transactions are principally buyouts, corporate carveouts and distressed investments, while the real estate funds the Company manages generally focus on single asset, portfolio and platform acquisitions;
•Principal Investing — primarily includes the Company’s general partner investments in the funds it manages, where the Company earns realized performance fee income based on the investment performance of these funds. Principal investing also includes the Company’s growth capital and liquidity resources. The Company seeks to deploy capital into strategic investments over time to help accelerate the growth of the asset management segment.
Organization of the Company
As of December 31, 2022, the Company owned 57.4% of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group. The remaining 42.6% of the economic interests of the Apollo Operating Group were owned by Apollo Global Management, Inc. (“AGM”).
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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The results of the Company and its subsidiaries are presented on a consolidated basis. Any ownership interest other than the Company’s interest in its subsidiaries is reflected as a non-controlling interest. Intercompany accounts and transactions have been eliminated. Management believes it has made all necessary adjustments (consisting only of normal recurring items) so that the consolidated financial statements are presented fairly and that any estimates made are reasonable and prudent. Certain reclassifications have been made to previously reported amounts to conform to the current period’s presentation.
Consolidation
The Company consolidates entities where it has a controlling financial interest unless there is a specific scope exception that prevents consolidation.
The types of entities with which the Company is involved generally include, but are not limited to:
•Subsidiaries, including management companies and general partners of funds that the Company manages
•Funds, including entities that have attributes of an investment company
•Special purpose acquisition companies (“SPACs”)
•Securitization vehicles (e.g., collateralized loan obligations (“CLOs”)
Each of these entities is assessed for consolidation based on its specific facts and circumstances. In determining whether to consolidate an entity, the Company first evaluates whether the entity is a variable interest entity (“VIE”) or a voting interest entity (“VOE”) and applies the appropriate consolidation model as discussed below. If an entity is not consolidated, then the Company’s investment is generally accounted for under the equity method of accounting or as a financial instrument as discussed in the related policy discussions below.
Investment Companies
Judgment is required to evaluate whether an entity has the necessary characteristics to be accounted for as an investment company. The funds managed by the Company that meet the investment company criteria are generally not required to consolidate operating companies and generally reflect their investments in operating companies and other investment companies at fair value. The Company has retained this specialized accounting for investment companies in consolidation.
Variable Interest Entities
All entities are first considered under the VIE model. VIEs are entities that (i) do not have sufficient equity at risk to finance their activities without additional subordinated financial support or (ii) have equity investors at risk that do not have the ability to make significant decisions related to the entity’s operations, absorb expected losses, or receive expected residual returns.
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
To assess whether the Company has the primary beneficiary power under the VIE consolidation model, it considers the design of the entity as well as ongoing rights and responsibilities. In general, the parties that can make the most significant decisions regarding asset management have control over servicing, liquidation rights or the unilateral right to remove the decision-makers. To assess whether the Company has a significant variable interest, the Company considers all its economic interests that are considered variable interests in the entity, including interests held through related parties. This assessment requires judgment in considering whether those interests are significant.

APOLLO ASSET MANAGEMENT, INC.
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
Voting Interest Entities
Entities that are not determined to be VIEs are generally considered VOEs. Under the voting interest model, Apollo consolidates those entities it controls through a majority voting interest. Apollo does not consolidate those VOEs in which substantive kick-out rights have been granted to the unrelated investors to either dissolve the fund or remove the general partner.
Non-controlling Interests
For entities that are consolidated, but not wholly owned, a portion of the income or loss and corresponding equity is allocated to owners other than the Company. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in non-controlling interests in the consolidated financial statements. Prior to the Corporate Recapitalization, the non-controlling interests relating to AGM included the ownership interest in the Apollo Operating Group held by Former Managing Partners and Contributing Partners through their limited partner interests in Holdings. Additionally, Athene held non-controlling interests in the Apollo Operating Group. Subsequent to the closing of the Mergers, Athene’s interest in the Apollo Operating Group was distributed to AGM. Non-controlling interests also include ownership interests in certain consolidated funds and VIEs.
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
Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and related footnotes. Apollo’s most significant estimates include goodwill and intangible assets, income taxes, performance allocations, incentive fees, contingent consideration obligations related to an acquisition, non-cash compensation, and fair value of investments and debt. While such impact may change considerably over time, the estimates and assumptions affecting the Company’s consolidated financial statements are based on the best available information as of December 31, 2022. Actual results could differ materially from those estimates.
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
Restricted cash and cash equivalents of Apollo Strategic Growth Capital II (“APSG II”), a consolidated SPAC, is held in trust accounts and includes money market funds and U.S. Treasury bills with original maturities of three months or less, that were purchased with funds raised through the respective initial public offering of the consolidated entity. The $698.0 million in funds for APSG II as of December 31, 2022 is restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in APSG II’s trust agreement. Refer to note 14 for further detail.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
Restricted cash and cash equivalents of Acropolis Infrastructure Acquisition Corp. (“Acropolis”), a consolidated SPAC, is held in a trust account and includes money market funds that were purchased with funds raised through the initial public offering of the consolidated entity. The $348.0 million in funds as of December 31, 2022 are restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in the trust agreement. Refer to note 14 for further detail.
U.S. Treasury Securities, at fair value
U.S. Treasury securities, at fair value includes U.S. Treasury bills with original maturities greater than three months when purchased. These securities are recorded at fair value within investments in the consolidated statements of financial condition. Interest income on such securities is separately presented from the overall change in fair value and is recognized in interest income in the consolidated statements of operations. Any remaining change in fair value of such securities, that is not recognized as interest income, is recognized in net gains (losses) from investment activities in the consolidated statements of operations. Securities are generally recognized on a trade date basis.
Fair Value of Financial Instruments
The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date under current market conditions. Changes in the fair value of financial instruments are recorded and presented in net gains (losses) from investment activities except for certain investments for which the Company is entitled to receive performance allocations. For those investments, changes in fair value are presented in principal investment income and are included within investment income (loss) in the consolidated statement of operations.
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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. These financial instruments exhibit higher levels of liquid market observability as compared to Level III financial instruments.
Level III - Pricing inputs are unobservable for the financial instrument and includes situations where there is little observable market activity for the financial instrument. The inputs into the determination of fair value may require significant management judgment or estimation. Financial instruments that are included in this category generally include investments where the fair value is based on observable inputs as well as unobservable inputs.
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
Equity Method Investments
For investments in entities over which the Company exercises significant influence but does not meet the requirements for consolidation and has not elected the fair value option, the Company uses the equity method of accounting. Under the equity method of accounting, the Company records its share of the underlying income or loss of such entities adjusted for distributions. The Company’s share of the underlying net income or loss of such entities is recorded in investment income (loss) in the consolidated statements of operations.
The carrying amounts of equity method investments are recorded in investments in the consolidated statements of financial condition. Generally, the underlying entities that the Company manages and invests in are primarily investment companies, and the carrying value of the Company’s equity method investments approximates fair value.
Reverse Repurchase Agreements and Repurchase Agreements
A reverse repurchase agreement is a transaction in which the Company purchases financial instruments from a seller and simultaneously enters into an agreement to resell the same or substantially the same financial instruments to the seller at a fixed and determinable price at a future date. A repurchase agreement is a transaction in which the Company sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a fixed and determinable price at a future date.
Although reverse repurchase and repurchase agreements generally involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be resold or repurchased before or at the maturity of the agreement. As a result, the collateral received under reverse repurchase agreements are not recognized and the collateral pledged under repurchase agreements are not derecognized in the consolidated statements of financial condition.
Reverse repurchase and repurchase agreements generally sit within consolidated VIEs and as such, those reverse repurchase and repurchase agreements are reflected as investments and other liabilities, respectively, within the consolidated VIE section of the consolidated statements of financial condition. Reverse repurchase agreements are generally accounted for by electing the fair

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
value option. Earnings from reverse repurchase agreements are included in net gains from investment activities of consolidated variable interest entities on the consolidated statements of operations.
For reverse repurchase agreements, the Company generally requires collateral with a fair value at least equal to the carrying value of the loaned amount, monitors the market value of the collateral on a periodic basis, and delivers or obtains additional collateral due to changes in the fair value of the collateral, as appropriate, in order to mitigate credit exposure.
Financial Instruments held by Consolidated VIEs
The consolidated VIEs managed by the Company are primarily investment companies and CLOs. Their investments include debt and equity securities held at fair value and reverse repurchase agreements. Financial instruments are generally accounted for on a trade date basis.

Under a measurement alternative permissible for consolidated collateralized financing entities, the Company measures both the financial assets and financial liabilities of consolidated CLOs in its consolidated financial statements in both cases using the fair value of the financial assets or financial liabilities, whichever are more observable.
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
Where financial liabilities are more observable, the financial liabilities of the consolidated CLOs are measured at fair value and the financial assets are measured in consolidation as: (i) the sum of the fair value of the financial liabilities, and the carrying value of any non-financial liabilities that are incidental to the operations of the CLOs less (ii) the carrying value of any non-financial assets that are incidental to the operations of the CLOs. The resulting amount is allocated to the individual financial assets using a reasonable and consistent methodology.
Net income attributable to Apollo Asset Management, Inc. reflects the Company’s own economic interests in the consolidated CLOs, including (i) changes in the fair value of the beneficial interests retained by the Company and (ii) beneficial interests that represent compensation for collateral management services.
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
Certain lease agreements contain lease escalation or lease incentive provisions based on the terms of the arrangement with the landlord. Lease escalations and lease incentives, if any, are recognized on a straight-line basis over the lease term. The Company’s lease agreements may also include options to extend or terminate the lease. Options to extend would not be included in the lease term until it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight line basis over the lease term and is recorded within general, administrative and other in the consolidated statements of operations. The Company has lease agreements with non-lease components (e.g., estimated operating expenses associate with the lease), which are accounted for separately.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
Due from/to Related Parties
Due from/to related parties includes Apollo’s existing partners, employees, certain former employees, Apollo’s parent company, portfolio companies of the funds managed by Apollo and nonconsolidated funds. See note 14 for further disclosure of transactions with related parties.
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
The Company performed its annual goodwill impairment test as of October 1, 2022 and 2021 and did not identify any impairment.
Deferred Revenue
Apollo records deferred revenue, which is a type of contract liability, when consideration is received in advance of management services provided. Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. It is included in accounts payable, accrued expenses, and other liabilities in the consolidated statements of financial condition.
Apollo also earns management fees which are subject to an offset. When Apollo receives cash for advisory and transaction fees, a certain percentage of such advisory and/or transaction fees, as applicable, is allocated as a credit to reduce future management fees, otherwise payable by the relevant fund. Such credit is recorded as deferred revenue in the consolidated statements of financial condition within the accounts payable, accrued expenses, and other liabilities line item. A portion of any excess advisory and transaction fees may be required to be returned to the limited partners of certain funds upon such fund’s liquidation. As the management fees earned by the Company are presented on a gross basis, any management fee offsets calculated are presented as a reduction to advisory and transaction fees in the consolidated statements of operations.
Additionally, Apollo earns advisory fees pursuant to the terms of the advisory agreements with certain of the portfolio companies that are owned by the funds Apollo manages. When Apollo receives a payment from a portfolio company that exceeds the advisory fees earned at that point in time, the excess payment is recorded as deferred revenue in the consolidated

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
statements of financial condition. The advisory agreements with the portfolio companies vary in duration and the associated fees are received monthly, quarterly or annually.
Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. There was $114.0 million of revenue recognized during the year ended December 31, 2022 that was previously deferred as of January 1, 2022.
Under the terms of the funds’ partnership agreements, Apollo is normally required to bear organizational expenses over a set dollar amount and placement fees or costs in connection with the offering and sale of interests in the funds it manages to investors. In cases where the limited partners of the funds are determined to be the customer in an arrangement, placement fees may be capitalized as a cost to acquire a customer contract, and amortized over the life of the customer contract. Capitalized placement fees are recorded within other assets in the consolidated statements of financial condition, while amortization is recorded within general, administrative and other in the consolidated statements of operations. In certain instances, the placement fees are paid over a period of time. Based on the management agreements with the funds, Apollo considers placement fees and organizational costs paid in determining if cash has been received in excess of the management fees earned. Placement fees and organizational costs are normally the obligation of Apollo but can be paid for by the funds. When these costs are paid by the fund, the resulting obligations are included within deferred revenue. The deferred revenue balance will also be reduced during future periods when management fees are earned but not paid.
Debt Issuance Costs
Debt issuance costs consist of costs incurred in obtaining financing and are amortized over the term of the financing using the effective interest method. These costs are generally recorded as a direct deduction from the carrying amount of the related debt liability on the consolidated statements of financial condition.
Redeemable non-controlling interests
Redeemable non-controlling interests are attributable to VIEs and primarily represent the shares issued by the Company’s consolidated SPACs whose shares are redeemable for cash by the respective public shareholders in connection with the applicable SPAC’s failure to complete a business combination or its tender offer/stockholder approval provisions. The redeemable non-controlling interests are initially recorded at their original issue price, net of issuance costs and the initial fair value of separately traded warrants. The carrying amount is accreted to its redemption value over the period from the date of issuance to the earliest redemption date of the instrument. The accretion to redemption value is generally recorded against additional paid-in capital. Refer to note 14 for further detail.
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
The revenue guidance requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services (i.e., the transaction price). When determining the transaction price, under the revenue guidance, an entity may

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
recognize variable consideration only to the extent that it is probable to not be significantly reversed. The revenue guidance also requires disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.
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
Management Fees
Management fees are recognized over time during the periods in which the related services are performed in accordance with the contractual terms of the related agreement. Management fees are generally based on (1) a percentage of the capital committed during the commitment period, and thereafter based on the remaining invested capital of unrealized investments, or (2) net asset value, gross assets or as otherwise provided in the respective agreements. Included in management fees are certain expense reimbursements where the Company is considered the principal under the agreements and is required to record the expense and related reimbursement revenue on a gross basis.
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
The amounts due from fund portfolio companies are recorded in due from related parties on the consolidated statements of financial condition, which is discussed further in note 14. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs. Advisory and transaction fees are reduced by these management fee offsets in the consolidated statements of operations.
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
During the normal course of business, the Company incurs certain costs related to certain transactions that are not consummated, or “broken deal costs”. These costs (e.g., research costs, due diligence costs, professional fees, legal fees and other related items) are determined to be broken deal costs upon management’s decision to no longer pursue the transaction. In accordance with the related fund agreement, in the event the deal is deemed broken, all of the costs are reimbursed by the funds and then included as a component of the calculation of the management fee offset. If a deal is successfully completed, Apollo is reimbursed by the fund or fund’s portfolio company for all costs incurred and no offset is generated. As the Company acts as an agent for the funds it manages, any transaction costs incurred and paid by the Company on behalf of the respective funds relating to successful or broken deals are recorded net on the Company’s consolidated statements of operations, and any receivable from the respective funds is recorded in due from related parties on the consolidated statements of financial condition.
Investment Income
Investment income is comprised of performance allocations and principal investment income.
Performance Allocations. Performance allocations are a type of performance revenue (i.e., income earned based on the extent to which an entity’s performance exceeds predetermined thresholds). Performance allocations are generally structured from a legal standpoint as an allocation of capital in which the Company’s capital account receives allocations of the returns of an entity

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
when those returns exceed predetermined thresholds. The determination of which performance revenues are considered performance allocations is primarily based on the terms of an agreement with the entity.
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
Principal Investment Income. Principal investment income includes the Company’s income or loss from equity method investments and certain other investments in entities in which the Company is generally eligible to receive performance allocations. Income from equity method investments includes the Company’s share of net income or loss generated from its investments, which are not consolidated, but in which the Company exerts significant influence.
Incentive Fees
Incentive fees are a type of performance revenue. Incentive fees differ from performance allocations in that incentive fees do not represent an allocation of capital but rather a contractual fee arrangement with the entity.
Incentive fees are considered a form of variable consideration as they are subject to clawback or reversal and therefore must be deferred until the fees are probable to not be significantly reversed. Accrued but unpaid incentive fees are reported within other assets in the Company’s consolidated statements of financial condition. The Company’s incentive fees are generally received from CLOs, managed accounts and certain other vehicles it manages.
Compensation and Benefits
Salaries, Bonus and Benefits
Salaries, bonus and benefits include base salaries, discretionary and non-discretionary bonuses, severance and employee benefits. Bonuses are generally accrued over the related service period.
Equity-Based Compensation
Employees and non-employees who provide services to the Company are granted equity-based awards as compensation which are measured based on the grant date fair value of the award. Equity-based awards that do not require future service (i.e., vested awards) are expensed immediately. Equity-based employee awards that require future service are expensed over the relevant service period. In addition, certain restricted share units (“RSUs”) granted by AGM vest based on both continued service and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation expense. In accordance with U.S. GAAP, equity-based compensation expense for such awards, if and when granted, will be recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable. The Company accounts for forfeitures of equity-based awards when they occur.
Profit Sharing
Profit sharing expense and profit sharing payable primarily consist of a portion of performance revenues earned from certain funds that are allocated to employees and former employees. Profit sharing amounts are recognized as the related performance revenues are earned. Accordingly, profit sharing amounts can be reversed during periods when there is a decline in performance revenues that were previously recognized. Profit sharing expense is recorded in compensation and benefits in the consolidated statements of operations. Profit sharing payable is recorded in accounts payable, accrued expenses and other liabilities for Asset Management in the consolidated statements of financial condition.
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
Profit sharing payable also includes contingent consideration obligations that were recognized in connection with certain Apollo acquisitions. Changes in the fair value of the contingent consideration obligations are reflected in the Company’s consolidated statements of operations as compensation and benefits.
The Company has performance-based incentive arrangements for certain Apollo partners and employees designed to more closely align compensation on an annual basis with the overall realized performance of the Company. These arrangements enable certain employees to earn discretionary compensation based on performance revenue earned by the Company in a given year, which amounts are reflected in compensation and benefits in the accompanying consolidated financial statements. Apollo may also use dividends it receives from investments in certain perpetual capital vehicles to compensate employees. These amounts are recorded as compensation and benefits in the consolidated statements of operations for asset management.
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
Other Income
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
Other Income (Loss), Net
Other income (loss), net includes the recognition of gains (losses) arising from the remeasurement of foreign currency denominated assets and liabilities, gains arising from the remeasurement of the tax receivable agreement liability (see note 14), and other miscellaneous non-operating income and expenses.
Income Taxes
The Company is a Delaware corporation and generally all of its income is subject to U.S. corporate income taxes. Certain subsidiaries of the Company operate as partnerships for U.S. income tax purposes and are subject to NYC UBT. Certain non-U.S. entities are also subject to non-U.S. corporate income taxes. The Company is included in the U.S. federal consolidated and

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
certain state combined income tax returns with AGM and its other subsidiaries. For purposes of these separate company consolidated financial statements, the Company’s taxes were determined using the separate return method as if the Company had filed tax returns separate from AGM. As a result, the tax effects of certain activity and the tax treatment of certain transactions included in the consolidated financial statements of AGM may not be the same in the Company’s separate company consolidated financial statements.
Significant judgment is required in determining tax expense and in evaluating certain and uncertain tax positions. The Company recognizes the tax benefit of uncertain tax positions when the position is “more likely than not” to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If a tax position is not considered more likely than not to be sustained, then no benefits of the position are recognized.
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
Recent Accounting Pronouncements

Reference Rate Reform (Topic 848) — Deferral of the Sunset Date of Topic 848 (ASU 2022-06, ASU 2021-01, ASU 2020-04)
The Company adopted ASU 2020-04 and ASU 2021-01 and elected to apply certain of the practical expedients related to contract modifications, hedge accounting relationships, and derivative modifications pertaining to discounting, margining, or contract price alignment. The main purpose of the practical expedients is to ease the administrative burden of accounting for contracts impacted by reference rate reform, and these elections did not have, and are not expected to have, a material impact on the Consolidated Financial Statements. ASU 2022-06 amended and deferred the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which the Company will no longer be permitted to apply the expedients provided in Topic 848. We will continue to evaluate the impact of reference rate reform on contract modifications and hedging relationships.
Business Combinations – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08)
In October 2021, the FASB issued guidance to add contract assets and contract liabilities from contracts with customers acquired in a business combination to the list of exceptions to the fair value recognition and measurement principles that apply

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
to business combinations, and instead require them to be accounted for in accordance with revenue recognition guidance. The new guidance was adopted by the Company on January 1, 2023 and applied prospectively.
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
The following table presents Apollo’s goodwill by segment:

	As of December 31, 2022	As of December 31, 2021
Asset Management	$231,562	$84,776
Principal Investing	32,182	32,182
Total Goodwill	$263,744	$116,958
The Company’s parent, AGM, acquired Griffin Capital’s U.S. wealth distribution business and U.S. asset management business in two separate closings on March 1, 2022 and May 3, 2022 and recorded goodwill of $13.1 million and $133.6 million, respectively, on each acquisition date. AGM concurrently executed agreements on each acquisition date to contribute its interests in the Griffin Capital businesses to subsidiaries of AAM and applied pushdown accounting, including for the recognition of these goodwill amounts. As a result, AAM records these amounts as goodwill in the consolidated statements of financial condition.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
4. INVESTMENTS
The following table presents Apollo’s investments:

	As of December 31, 2022	As of December 31, 2021
Investments, at fair value	$1,321,220	$5,588,992
Equity method investments	978,923	1,345,750
Performance allocations	2,635,180	2,731,733
U.S. Treasury Securities, at fair value	708,844	1,687,105
Total Investments	$5,644,167	$11,353,580
Investments, at Fair Value
Investments, at fair value, consist of investments for which the fair value option has been elected and primarily include the Company’s investment in Athora, other strategic investments, investments in debt of unconsolidated CLOs and, as of December 31, 2021, also included the Company’s investment in Athene Holding. Changes in the fair value related to these investments are presented in net gains (losses) from investment activities except for certain investments for which the Company is entitled to receive performance allocations. For those investments, changes in fair value are presented in principal investment income and are included within investment income in the consolidated statements of operations.
Prior to the Mergers, the Company’s equity investment in Athene Holding, for which the fair value option was elected, met the significance criteria as defined by the SEC, as of December 31, 2021.
During the first quarter of 2022, the Company’s investment in Athene Holding was distributed to AGM. As such, the following tables present summarized financial information of Athene Holding:

For the Year Ended December 31,
2021
(in millions)
Statements of Financial Condition
Investments	$177,567
Assets	235,149
Liabilities	212,968
Equity	22,181

	For the Years Ended December 31,
	2022	(1)	2021	2020
	(in millions)
Statements of Operations
Revenues	$(269)		$26,320	$14,764
Benefits and expenses	2,504		22,134	12,558
Income (loss) before income taxes	(2,773)		4,186	2,206
Income tax expense (benefit)	(407)		386	285
Net income (loss)	(2,366)		3,800	1,921
Less: Net income (loss) attributable to non-controlling interests	(883)		(59)	380
Net income (loss) available to Athene Holding Ltd. shareholders	$(1,483)		$3,859	$1,541
Less: Preferred stock dividends	35		141	95
Net income (loss) available to Athene Holding Ltd. common shareholders	$(1,518)		$3,718	$1,446

(1) Reflects financial information for the quarter ended March 31, 2022.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
Net Gains (Losses) from Investment Activities
The following table presents the realized and net change in unrealized gains reported in net gains (losses) from investment activities:

	For the Years Ended December 31,
	2022	2021	2020
Realized gains (losses) on sales of investments, net	$199,372	$(238)	$2,081
Net change in unrealized gains (losses) due to changes in fair value	735,392	2,611,141	(457,568)
Net gains (losses) from investment activities	$934,764	$2,610,903	$(455,487)
Equity Method Investments
The tables below present summarized financial information of the Company’s equity method investments in aggregate:

Statement of Financial Condition	As of December 31,
	2022(1)	2021(1)
Investments	$192,697,767	$167,822,116
Assets	213,480,443	179,261,843
Liabilities	115,817,931	103,549,788
Equity	97,662,512	75,712,055

Statement of Operations	For the Years Ended December 31,
	2022(1)	2021(1)	2020(1)
Revenues/Investment Income	$7,647,558	$5,248,925	$7,283,270
Expenses	7,629,387	4,935,441	6,075,122
Net Investment Income (Loss)	18,171	313,484	1,208,148
Net Realized and Unrealized Gain (Loss)	2,687,584	15,881,825	2,376,496
Net Income (Loss)	2,705,755	16,195,309	3,584,644

(1) Certain fund amounts are as of and for the twelve months ended September 30, 2022, 2021 and 2020 and exclude amounts related to Athene Holding.
Performance Allocations
Performance allocations receivable is recorded within investments in the consolidated statements of financial condition. The table below provides a roll forward of the performance allocations balance:

Total
Performance allocations, January 1, 2021	$1,624,156
Change in fair value of funds	2,768,435
Fund distributions to the Company	(1,660,858)
Performance allocations, December 31, 2021	$2,731,733
Change in fair value of funds	676,447
Fund distributions to the Company	(773,000)
Performance allocations, December 31, 2022	$2,635,180
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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
the fund’s general partner upon realization of an investment if the fund’s cumulative returns are in excess of the preferred return.
5. PROFIT SHARING PAYABLE
Profit sharing payable was $1.4 billion and $1.4 billion as of December 31, 2022 and December 31, 2021, respectively. The table below provides a roll forward of the profit sharing payable balance:

Total
Profit sharing payable, January 1, 2021	$842,677
Profit sharing expense	1,469,800
Payments/other	(867,825)
Profit sharing payable, December 31, 2021	$1,444,652
Profit sharing expense	533,012
Payments/other	(565,213)
Profit sharing payable, December 31, 2022	$1,412,451
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
Other assets include interest receivables, receivables from affiliates, due from brokers and reverse repurchase agreements. Other liabilities include payables for securities purchased, which represent open trades within the consolidated CLOs and primarily relate to corporate loans that are expected to settle within 60 days, debt held at amortized cost, short-term payables and repurchase agreements.
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

APOLLO ASSET MANAGEMENT, INC.
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

	For the Years Ended December 31,
	2022	(1)	2021	(1)	2020	(1)
Net gains (losses) from investment activities	$158,785		$525,740		$(22,451)
Net gains from debt	10,138		54,638		27,118
Interest and other income	263,753		745,590		440,425
Interest and other expenses	(27,587)		(768,679)		(247,723)
Net gains from investment activities of consolidated variable interest entities	$405,089		$557,289		$197,369

(1) Amounts reflect consolidation eliminations.
Senior Secured Notes, Subordinated Notes, Subscription Lines and Secured Borrowings
Included within debt, at fair value, notes payable, and other liabilities are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of those amounts.

	As of December 31, 2022			As of December 31, 2021
	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate		Weighted Average Remaining Maturity in Years
Senior Secured Notes(2)	$—	N/A	N/A	$7,431,467	3.16%		15.5
Subordinated Notes(2)	—	N/A	N/A	613,192	N/A	(1)	14.5
Subscription Lines(2)	686,473	6.22%	0.08	—	N/A		N/A
Secured Borrowings(2)(3)	—	N/A	N/A	18,149	2.33%		0.4
Total	$686,473			$8,062,808

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

Repurchase Agreements
The following table summarizes the maturities of repurchase agreements:

	December 31, 2022
	Remaining Contractual Maturity
	Overnight and continuous	Less than 30 days	30-90 days	91 days to 364 days	1 year and greater	Total
Payables for repurchase agreements(1)	$—	$—	$—	$1,254,109	$—	$1,254,109

(1) Included in other liabilities of consolidated variable interest entities on the consolidated statements of financial condition.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The following table summarizes the gross carrying value of repurchase agreements by class of collateral pledged:

December 31, 2022
Loans backed by residential real estate	$770,190
Loans backed by commercial real estate	483,919
Total	$1,254,109

Note: These repurchase agreements are carried at cost which approximates fair value and is classified as Level II of the fair value hierarchy.
Reverse Repurchase Agreements
As of December 31, 2022, fair value of collateral received under reverse repurchase agreements was $1,522 million and fair value of collateral rehypothecated was $1,522 million.
Unconsolidated Variable Interest Entities
The Company holds variable interests in certain VIEs which are not consolidated, as it has been determined that Apollo is not the primary beneficiary. The following table presents the maximum exposure to losses relating to these VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary.

	As of December 31, 2022	(2)	As of December 31, 2021	(2)
Apollo Exposure(1)	$343,383		$240,871

(1) Represents Apollo’s direct investment in those entities in which Apollo holds a significant variable interest and certain other investments. Additionally, cumulative performance allocations are subject to reversal in the event of future losses, as discussed in note 15.

(2) Some amounts included are a quarter in arrears.
7. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of December 31, 2022
	Level I	Level II	Level III		NAV	Total
Assets
Cash and cash equivalents(1)	$1,200,735	$—	$—		$—	$1,200,735
Restricted cash and cash equivalents(2)	1,048,129	—	—		—	1,048,129
Cash and cash equivalents of VIEs	109,578	—	—		—	109,578
U.S. Treasury securities(3)	708,844	—	—		—	708,844
Investments, at fair value	189,995	38,729	1,084,349	(4)	8,147	1,321,220
Investments of VIEs, at fair value	—	1,537,479	727,200		106,205	2,370,884
Due from related parties(5)	—	—	43,413		—	43,413
Derivative assets(6)	—	—	15,492		—	15,492
Total Assets	$3,257,281	$1,576,208	$1,870,454		$114,352	$6,818,295

Liabilities
Other liabilities of VIEs, at fair value	$—	$24	$—		$—	$24
Contingent consideration obligations(7)	—	—	55,016		—	55,016
Other liabilities(8)	1,932	—	—		—	1,932
Derivative liabilities(6)	—	56,674	—		—	56,674
Total Liabilities	$1,932	$56,698	$55,016		$—	$113,646

APOLLO ASSET MANAGEMENT, INC.
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

(1) Cash and cash equivalents as of December 31, 2022 and December 31, 2021 includes $0.4 million and $1.8 million, respectively, of cash and cash equivalents held by consolidated SPACs. Refer to note 14 for further information.

(2) Restricted cash and cash equivalents as of December 31, 2022 and December 31, 2021 includes $1.0 billion and $690.2 million, respectively, of restricted cash and cash equivalents held by consolidated SPACs. Refer to note 14 for further information.

(3) U.S. Treasury securities as of December 31, 2021 includes $1.2 billion of U.S. Treasury securities held by consolidated SPACs. Refer to note 14 for further information.
(4) Investments as of December 31, 2022 and December 31, 2021 excludes $198.1 million and $175.8 million, respectively, of performance allocations classified as Level III related to certain investments for which the Company elected the fair value option. The Company’s policy is to account for performance allocations as investments.

(5) Due from related parties represents a receivable from a fund.
(6) Derivative assets and derivative liabilities are presented as a component of Other assets and Other liabilities, respectively, in the consolidated statements of financial condition.
(7) Profit sharing payable includes contingent obligations classified as Level III.
(8) Other liabilities as of December 31, 2022 includes the publicly traded warrants of APSG II. Other liabilities as of December 31, 2021 includes the publicly traded warrants of APSG I and APSG II.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The following tables summarize the changes in fair value in financial assets measured at fair value for which Level III inputs have been used to determine fair value:

	For the Year Ended December 31, 2022
	Investments and Derivative Assets	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$946,184	$13,187,803	$14,133,987
Net transfer in (out) due to consolidation (deconsolidation)	21,710	(12,627,487)	(12,605,777)
Purchases	232,244	3,111,780	3,344,024
Sale of investments/distributions	(121,160)	(3,196,867)	(3,318,027)
Net realized gains (losses)	47,134	30,263	77,397
Changes in net unrealized gains (losses)	7,472	204,018	211,490
Cumulative translation adjustment	(34,747)	(10,808)	(45,555)
Transfer into Level III(1)	1,004	38,465	39,469
Transfer out of Level III(1)	—	(9,967)	(9,967)
Balance, End of Period	$1,099,841	$727,200	$1,827,041
Change in net unrealized gains included in investment income (loss) related to investments still held at reporting date	$56,483	$—	$56,483
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	17,261	17,261

	For the Year Ended December 31, 2021
	Other Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$369,772	$10,962,980	$11,332,752
Transfer out due to deconsolidation	—	(230,541)	(230,541)
Purchases	492,326	3,679,767	4,172,093
Sale of investments/distributions	(3,235)	(1,444,857)	(1,448,092)
Net realized gains (losses)	20,063	34,152	54,215
Changes in net unrealized gains (losses)	81,613	444,686	526,299
Cumulative translation adjustment	(12,639)	(31,717)	(44,356)
Transfer into Level III(1)	706	44,686	45,392
Transfer out of Level III(1)	(2,422)	(271,353)	(273,775)
Balance, End of Period	$946,184	$13,187,803	$14,133,987
Change in net unrealized gains included in investment income (loss) related to investments still held at reporting date	$81,613	$—	$81,613
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	307,829	307,829

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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The following tables summarize the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value:

	For the Year Ended December 31, 2022
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total
Balance, Beginning of Period	$125,901	$7,527,569	$7,653,470
Transfer out due to deconsolidation	—	(7,057,668)	(7,057,668)
Issuances	—	1,276	1,276
Payments	(13,358)	(443,509)	(456,867)
Net realized (gains) losses	—	(480)	(480)
Changes in net unrealized (gains) losses(1)	(57,527)	(16,368)	(73,895)
Cumulative translation adjustment	—	(10,820)	(10,820)
Balance, End of Period	$55,016	$—	$55,016

	For the Year Ended December 31, 2021
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total
Balance, Beginning of Period	$119,788	$7,100,620	$7,220,408
Issuances	—	705,726	705,726
Payments	(20,609)	(320,529)	(341,138)
Net realized (gains) losses	—	6,713	6,713
Changes in net unrealized (gains) losses(1)	26,722	66,212	92,934
Cumulative translation adjustment	—	(31,626)	(31,626)
Transfers into Level III (2)	—	453	453
Balance, End of Period	$125,901	$7,527,569	$7,653,470
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to debt and other liabilities still held at reporting date	$—	$44,895	$44,895

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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy:

	As of December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (1)
Financial Assets
Investments	$525,696	Embedded value	N/A	N/A	N/A
	128,368	Discounted cash flow	Discount rate	8.9% - 52.8%	28.7%
	430,285	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	43,413	Discounted cash flow	Discount rate	15.0%	15.0%
Derivative assets	15,492	Option model	Volatility rate	60.0%	60.0%
Investments of consolidated VIEs:
Equity securities	458,282	Dividend discount model	Discount rate	12.1%	12.1%
Bank loans	243,703	Discounted cash flow	Discount rate	6.4% - 32.7%	8.0%
		Adjusted transaction value	N/A	N/A	N/A
Bonds	25,065	Discounted cash flow	Discount rate	7.9%	7.9%
Warrants	150	Discounted cash flow	Discount rate	15.4%	15.4%
Total Financial Assets	$1,870,454
Financial Liabilities
Contingent Consideration Obligation	55,016	Discounted cash flow	Discount rate	20.0% - 25.0%	23.6%
Total Financial Liabilities	$55,016

	As of December 31, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (1)
Financial Assets
Other investments	$516,221	Embedded value	N/A	N/A	N/A
	169,625	Discounted cash flow	Discount rate	14.0% - 52.8%	26.4%
	260,338	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	47,835	Discounted cash flow	Discount rate	16.0%	16.0%
Investments of consolidated VIEs:
Equity securities	4,144,661	Discounted cash flow	Discount rate	3.0% - 19.0%	10.4%
		Dividend discount model	Discount rate	13.7%	13.7%
		Market comparable companies	NTAV multiple	1.25x	1.25x
		Adjusted transaction value	Purchase multiple	1.25x	1.25x
		Adjusted transaction value	N/A	N/A	N/A
Bank loans	4,569,873	Discounted cash flow	Discount rate	1.8% - 15.6%	4.3%
		Adjusted transaction value	N/A	N/A	N/A
Profit participating notes	2,849,150	Discounted cash flow	Discount rate	8.7% - 12.5%	12.4%
		Adjusted transaction value	N/A	N/A	N/A
Real estate	511,648	Discounted cash flow	Capitalization rate	4.0% - 5.8%	5.3%
		Discounted cash flow	Discount rate	5.0% - 12.5%	7.3%
		Discounted cash flow	Terminal capitalization rate	8.3%	8.3%
		Direct capitalization	Capitalization rate	5.5% - 8.5%	6.2%
		Direct capitalization	Terminal capitalization rate	6.0% - 12.0%	6.9%
Bonds	50,885	Discounted cash flow	Discount rate	4.0% - 7.0%	6.1%
		Third party pricing	N/A	N/A	N/A

APOLLO ASSET MANAGEMENT, INC.
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
Fair Value Measurement of Investment in Athene Holding
At December 31, 2021, the fair value of Apollo’s Level I investment in Athene Holding was estimated using the closing market price of Athene Holding shares of $83.33. Following the Mergers, as of December 31, 2022, AAM no longer holds an interest in AHL as further described in note 14.
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

APOLLO ASSET MANAGEMENT, INC.
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
Valuation of Underlying Investments
As previously noted, the underlying entities that the Company manages and invests in are primarily investment companies which account for their investments at estimated fair value.
On a quarterly basis, valuation committees consisting of members from senior management review and approve the valuation results related to the investments of the funds the Company manages. For certain publicly traded vehicles managed by the Company, a review is performed by an independent board of directors. The Company also retains external valuation firms to provide third-party valuation consulting services to Apollo, which consist of certain limited procedures that management identifies and requests them to perform. The limited procedures provided by the external valuation firms assist management with validating their valuation results or determining fair value. The Company performs various back-testing procedures to validate their valuation approaches, including comparisons between expected and observed outcomes, forecast evaluations and variance analyses. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.
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

APOLLO ASSET MANAGEMENT, INC.
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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
8. OTHER ASSETS
Other assets consisted of the following:

	As of December 31, 2022	As of December 31, 2021
Fixed assets	$447,065	$256,252
Less: Accumulated depreciation and amortization	(160,654)	(130,072)
Fixed assets, net	286,411	126,180
Deferred equity-based compensation(1)	279,973	282,900
Intangible assets, net(2)	179,215	14,846
Commitment asset(3)	138,385	—
Prepaid expenses	62,098	57,765
Tax receivables	92,610	30,334
Other	137,063	73,876
Total Other Assets	$1,175,755	$585,901

(1) Deferred equity-based compensation relates to the value of equity-based awards that have been or are expected to be granted in connection with the settlement of certain profit sharing arrangements. A corresponding amount for awards expected to be granted of $227.8 million and $210.6 million, as of December 31, 2022 and 2021, respectively, is included in other liabilities on the consolidated statements of financial condition.

(2) Includes intangible assets from the acquisition of Griffin Capital's U.S. asset management business.
(3) Represents a commitment from an institutional investor as part of a strategic transaction.
Depreciation expense was $34.5 million, $18.6 million, and $11.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is presented as a component of general, administrative and other expense in the consolidated statements of operations.
Intangible assets, net consists of the following:

	As of December 31,
	2022	2021
Intangible assets/management contracts	$455,072	$272,542
Accumulated amortization	(275,857)	(257,696)
Intangible assets, net	$179,215	$14,846
The changes in intangible assets, net consist of the following and includes approximately $1.0 million and $1.8 million of indefinite-lived intangible assets as of December 31, 2022 and 2021, respectively.

	For the Years Ended December 31,
	2022	2021	2020
Balance, beginning of year	$14,846	$23,586	$20,615
Amortization expense	(18,161)	(8,740)	(7,431)
Acquisitions / additions, net of disposal(1)	182,530	—	10,402
Balance, end of year	$179,215	$14,846	$23,586

(1) Includes intangible assets from the acquisition of Griffin Capital's U.S. asset management business for the year ended December 31, 2022.
Expected amortization of these intangible assets for each of the next 5 years and thereafter is as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
Amortization of intangible assets	$22,213	$19,688	$18,620	$18,620	$18,611	$80,503	$178,255
There was no impairment of indefinite lived intangible assets as of December 31, 2022 and 2021.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
9. LEASES
Apollo has operating leases for office space, data centers, and certain equipment under various lease agreements.
The table below presents operating lease expenses recorded in general, administrative and other in the consolidated statements of operations.

	For the Years Ended December 31,
	2022	2021	2020
Operating lease cost	$71,445	$48,661	46,483
The following table presents supplemental cash flow information related to operating leases:

	For the Years Ended December 31,
	2022	2021	2020
Operating cash flows for operating leases	$51,886	$31,802	27,452
As of December 31, 2022, the Company’s total lease payments by maturity are presented in the following table:

Operating Lease Payments
2023	$68,979
2024	68,056
2025	66,464
2026	62,885
2027	65,296
Thereafter	454,279
Total lease payments	$785,959
Less imputed interest	(121,593)
Present value of lease payments	$664,366
The Company has undiscounted future operating lease payments of $127.4 million related to leases that have not commenced that were entered into as of December 31, 2022. Such lease payments are not yet included in the table above or the Company’s consolidated statements of financial condition as lease assets and lease liabilities. These operating leases are anticipated to commence in 2023 or later with lease terms of approximately 12 to 14 years.
Supplemental information related to leases is as follows:

	As of December 31, 2022	As of December 31, 2021
Weighted average remaining lease term (in years)	12.3	12.3
Weighted average discount rate	2.8%	2.7%

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
10. INCOME TAXES
The Company’s income tax provision totaled $209.9 million, $594.4 million and $87.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company’s effective tax rate was 9.5%, 12.2% and 15.7% for the years ended December 31, 2022, 2021 and 2020, respectively.
The provision for income taxes is presented in the following table:

	For the Years Ended December 31,
	2022	2021	2020
Current:
Federal income tax	$26,040	$83,201	$21,039
Foreign income tax(1)	29,513	32,530	24,926
State and local income tax	46,776	3,562	5,389
Subtotal	102,329	119,293	51,354
Deferred:
Federal income tax	128,717	422,561	9,109
Foreign income tax(1)	(1,168)	(946)	42
State and local income tax	(19,958)	53,471	26,461
Subtotal	107,591	475,086	35,612
Total Income Tax Provision	$209,920	$594,379	$86,966
(1) The foreign income tax provision was derived from $183.3 million, $211.7 million and $115.9 million of pre-tax income generated in foreign jurisdictions for the years ended December 31, 2022, 2021 and 2020, respectively.

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
The following table reconciles the U.S. Federal statutory tax rate to the effective income tax rate:

	For the Years Ended December 31,
	2022	2021	2020
U.S. Federal Statutory Tax Rate	21.0%	21.0%	21.0%
Income Passed Through to Non-controlling interests	(10.3)	(10.4)	(12.2)
State and Local Income Taxes (net of Federal Benefit)	1.0	0.8	3.8
Impact of Merger	(2.7)	—	—
Impact of Corporate Conversion	—	—	0.9
Impact of Foreign Taxes (net of Foreign Tax Credit)	0.6	0.3	2.3
Impact of Equity-Based Compensation	(0.1)	0.5	(1.2)
Other	—	—	1.1
Effective Income Tax Rate	9.5%	12.2%	15.7%
Deferred income taxes are recorded due to temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
As of December 31, 2022, the Company had no U.S. federal net operating loss (“NOL”) carryforwards and $7.4 million of state and local net operating loss carryforwards that will begin to expire after 2035. The Company had no foreign tax credit carryforwards as of December 31, 2022.
The Company considered its historic and current year earnings, business forecasts, enacted tax law, and other sources of income in evaluating whether a valuation allowance should be established on deferred tax assets. The Company concluded that it is more likely than not that its deferred tax assets will be realized, and no valuation allowance was needed as of December 31, 2022.
The Company’s deferred tax assets and liabilities in the consolidated statements of financial condition consist of the following:

	As of December 31,
	2022	2021
Deferred Tax Assets:
Depreciation and amortization	$450,747	$507,594
Net operating loss carryforwards	150	1,414
Deferred Revenue	4,863	5,981
Equity-based compensation	76,762	62,618
Basis difference in investments	65,473	—
Other	39,415	39,805
Total Deferred Tax Assets	637,410	617,412
Deferred Tax Liabilities:
Unrealized gains from investments	—	192,538
Other	3,750	742
Total Deferred Tax Liabilities	3,750	193,280
Total Deferred Tax Assets, Net	$633,660	$424,132
As of December 31, 2022, the Company has unrecognized tax benefits of $17.3 million, which, if recognized, would impact the effective tax rate. The Company does not believe that it has any tax positions for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months. The Company recognizes interest and penalties related to unrecognized tax benefits in our provision for income taxes. During 2022, and as of December 31, 2022, the Company accrued interest of $4.9 million.
In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. As of December 31, 2022, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2019 through 2021 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax returns of the Company and certain subsidiaries for the 2019 and 2020 tax years. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2020. The United Kingdom tax authorities are currently examining certain subsidiaries’ tax returns for tax year 2017 and 2020. There are other examinations ongoing in other foreign jurisdictions, which the Company operates. No provisions with respect to these examinations have been recorded, other than the unrecognized tax benefits discussed above.
Below is a tabular roll forward of the beginning and ending aggregate unrecognized tax benefits:

	For the Years Ended December 31,
	2022	2021	2020
Balance at beginning of period	$—	$—	$—
Increases based on tax positions taken in the prior years	14,700	—	—
Balance at end of period	$14,700	$—	$—
The Company has historically recorded deferred tax assets resulting from the step-up in the tax basis of assets, including intangibles resulting from exchanges of AOG Units for Class A shares by the Former Managing Partners and Contributing Partners. A related liability has historically been recorded in “Due to Related Parties” in the consolidated statements of financial

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
condition for the expected payments under the tax receivable agreement entered into by and among the Company, the Former Managing Partners, the Contributing Partners, and other parties thereto (as amended, the “tax receivable agreement”) (see note 14). The benefit the Company has historically obtained from the difference in the tax asset recognized and the related liability resulted in an increase to additional paid in capital. The amortization period for the portion of the increase in tax basis related to intangibles is 15 years. The realization of the remaining portion of the increase in tax basis relates to the disposition of the underlying assets to which the step-up is attributed. The associated deferred tax assets reverse at the time of the corresponding asset disposition.
After the Mergers, the Former Managing Partners and Contributing Partners no longer own AOG Units. Therefore, there were no new exchanges subject to the tax receivable agreement during the year ended December 31, 2022. The table below presents the impact to the deferred tax asset, tax receivable agreement liability and additional paid in capital related to the exchange of AOG Units for Class A shares for the year ended December 31, 2021.

Exchange of AOG Units for Class A shares	Increase in Deferred Tax Asset	Increase in Tax Receivable Agreement Liability	Increase to Additional Paid In Capital
For the Year Ended December 31, 2021	$346,896	$287,917	$58,979

11. DEBT
Debt consisted of the following:

		As of December 31, 2022			As of December 31, 2021
	Maturity Date	Outstanding Balance	Fair Value		Outstanding Balance	Fair Value
4.00% 2024 Senior Notes(1)(2)	May 30, 2024	$499,122	$485,616	(4)	$498,469	$530,052	(4)
4.40% 2026 Senior Notes(1)(2)	May 27, 2026	498,243	475,629	(4)	497,730	553,055	(4)
4.87% 2029 Senior Notes(1)(2)	February 15, 2029	674,816	638,649	(4)	674,786	777,703	(4)
2.65% 2030 Senior Notes(1)(2)	June 5, 2030	495,524	406,787	(4)	494,928	506,094	(4)
4.77% 2039 Senior Secured Guaranteed Notes(1)(2)		—	—	(5)	317,985	369,041	(3)
5.00% 2048 Senior Notes(1)(2)	March 15, 2048	296,959	261,675	(4)	296,757	397,191	(4)
4.95% 2050 Subordinated Notes(1)(2)	January 14, 2050	296,714	252,483	(4)	296,675	308,687	(4)
1.70% Secured Borrowing II(1)	April 15, 2032	18,159	17,614	(4)	19,334	19,239	(6)
1.30% 2016 AMI Term Facility I(1)	January 15, 2025	18,052	18,028	(3)	19,186	19,186	(6)
1.40% 2016 AMI Term Facility II(1)	July 23, 2023	16,528	16,510	(3)	18,546	18,546	(6)
Total Debt		$2,814,117	$2,572,991		$3,134,396	$3,498,794

(1) Interest rate is calculated as weighted average annualized.
(2) Includes amortization of note discount, as applicable, totaling $15.8 million and $25.1 million as of December 31, 2022 and December 31, 2021, respectively. Outstanding balance is presented net of unamortized debt issuance costs.

(3) Fair value is based on a discounted cash flow method. These notes are classified as a Level III liability within the fair value hierarchy.
(4) Fair value is based on obtained broker quotes. These notes are classified as a Level II liability within the fair value hierarchy based on the number and quality of broker quotes obtained, the standard deviations of the observed broker quotes and the percentage deviation from external pricing services.

(5) There is no outstanding balance as of December 31, 2022. These notes were transferred to a VIE consolidated by Athene during the three months ended March 31, 2022.
(6) Fair value is based on obtained broker quotes. These notes are classified as a Level III liability within the fair value hierarchy based on the number and quality of broker quotes obtained, the standard deviations of the observed broker quotes and the percentage deviation from external pricing services. For instances where broker quotes are not available, a discounted cash flow method is used to obtain a fair value.

As of December 31, 2022, the indentures governing the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2048 Senior Notes and the 2050 Subordinated Notes (the “Indentures”) include covenants that restrict the ability of AMH and, as applicable, the guarantors of the notes under the Indentures to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries, or merge, consolidate or sell, transfer or lease assets. The Indentures also provide for customary events of default.
Apollo’s debt obligations contain various customary loan covenants. As of December 31, 2022, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
Credit Facilities
The following table represents the Company’s credit facilities as of December 31, 2022:

Instrument/Facility	Borrowing Date	Maturity Date	Administrative Agent	Key terms
2022 AMH credit facility	N/A	October 12, 2027	Citibank, N.A.	The commitment fee on the $1.0 billion undrawn 2022 AMH credit facility as of December 31, 2022 was 0.08%.
On October 12, 2022, AMH, as borrower, entered into a new $1.0 billion revolving credit facility with Citibank, N.A., as administrative agent, which matures on October 12, 2027 (“2022 AMH credit facility”). Borrowings under the 2022 AMH credit facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. As of December 31, 2022, AMH, the borrower under the facility, could incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as AMH was in compliance with a net leverage ratio not to exceed 4.00 to 1.00.
As of December 31, 2022, there were no amounts outstanding under the 2022 AMH credit facility and the Company was in compliance with all financial covenants under the facility.
The following table presents the interest expense incurred related to the Company’s debt:

	For the Years Ended December 31,
	2022	2021	2020
Total Interest Expense(1)	$130,509	$139,090	133,239
(1) Debt issuance costs incurred are amortized into interest expense over the term of the debt arrangement, as applicable.
The table below presents the contractual maturities for the Company's debt arrangements as of December 31, 2022:

	2023	2024-2025	2026-2027	2028 and Thereafter	Total
2024 Senior Notes	$—	$500,000	$—	$—	$500,000
2026 Senior Notes	—	—	500,000	—	500,000
2029 Senior Notes	—	—	—	675,000	675,000
2030 Senior Notes	—	—	—	500,000	500,000
2048 Senior Notes	—	—	—	300,000	300,000
2050 Subordinated Notes	—	—	—	300,000	300,000
Secured Borrowing II	—	—	—	18,159	18,159
2016 AMI Term Facility I	—	18,052	—	—	18,052
2016 AMI Term Facility II	16,528	—	—	—	16,528
Total Obligations as of December 31, 2022	$16,528	$518,052	$500,000	$1,793,159	$2,827,739
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

APOLLO ASSET MANAGEMENT, INC.
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
For the years ended December 31, 2022, 2021 and 2020, AAM recorded equity-based compensation expense of $484.1 million, $1.2 billion and $213.1 million, respectively. As of December 31, 2022, there was $683.8 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 2.9 years.
The following table summarizes the weighted average discounts for Plan Grants, Bonus Grants and Performance Grants.

	Years ended December 31,
	2022	2021	2020
Plan Grants:
Discount for the lack of distributions until vested(1)	0.2%	—%	0.1%
Marketability discount for transfer restrictions(2)	10.0%	12.7%	9.4%
Bonus Grants:
Marketability discount for transfer restrictions(2)	3.5%	3.5%	3.0%
Performance Grants:
Discount for the lack of distributions until vested(1)	1.3%	7.3%	8.7%
Marketability discount for transfer restrictions(2)	7.6%	5.6%	9.2%

(1) Based on the present value of a growing annuity calculation.
(2) Based on the Finnerty Model calculation.
Service-Based Awards
During the years ended December 31, 2022, 2021 and 2020, AGM awarded service-based RSUs of 3.7 million, 2.5 million and 2.4 million, respectively, with a grant date fair value of $229.9 million, $130.4 million and $105.9 million, respectively.
During the years ended December 31, 2022, 2021 and 2020, the Company recorded equity-based compensation expense on service-based RSUs of $207.1 million, $92.6 million and $75.7 million, respectively.
Performance-Based Awards
During the years ended December 31, 2022, 2021 and 2020, AGM awarded performance-based RSUs of 3.9 million, 2.9 million, and 2.2 million, respectively, with a grant date fair value of $228.2 million, $150.2 million and $86.6 million, respectively, which primarily vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation.
During the years ended December 31, 2022, 2021 and 2020, the Company recorded equity-based compensation expense on performance-based awards of $205.1 million, $103.7 million and $97.4 million, respectively.
During the year-ended December 31, 2022, the Company issued awards where the number of shares to be granted is variable based on the achievement of specified performance targets. Compensation expense is recognized over the performance period based upon the probable outcome of the performance condition and the performance-based compensation is classified as a liability, and therefore, the fair value is remeasured each reporting period. Given the number of shares to be issued in settlement of these awards is not yet known, the tables below exclude the impact of these awards.
In December 2021, the Company awarded one-time grants to the Company’s Co-Presidents of 6 million RSUs which vest on a cliff basis subject to continued employment over five years, with 2 million of those RSUs also subject to AGM’s achievement

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
of certain fee related earnings and spread related earnings per share metrics. During the year ended December 31, 2022, the Company recorded equity-based compensation expense of $55.6 million for service-based awards and $23.5 million for performance-based awards, each related to these one-time grants.
The following table summarizes all RSU activity for the current period:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSUs Outstanding
Balance at January 1, 2022	—	$—	—	—
RSUs assumed in the Mergers	15,428,416	51.86	15,976,551	31,404,967
Granted	7,678,302	59.66	—	7,678,302
Forfeited	(446,499)	54.49	(429)	(446,928)
Vested	(5,642,440)	47.17	5,642,440	—
Issued	—	—	(6,924,079)	(6,924,079)
Balance at December 31, 2022	17,017,779	$56.91	14,694,483	31,712,262
Restricted Stock Awards
During the years ended December 31, 2022, 2021 and 2020, AGM awarded 0.5 million, 1.2 million and 0.6 million restricted stock awards, respectively, from profit sharing arrangements with a grant date fair value of $36.0 million, $152.1 million and $30.7 million, respectively. Additionally, 0.5 million transfer-restricted shares were granted as fully vested restricted stock awards during 2022 in an exchange for unvested performance fee rights that related to the Co-Presidents’ one-time RSUs that were awarded in 2021.
During the years ended December 31, 2022, 2021 and 2020, the Company recorded equity-based compensation expense related to restricted stock awards from profit sharing arrangements of $56.0 million, $30.2 million and $25.8 million, respectively. As of December 31, 2022 there was $51.8 million of total unrecognized equity-based compensation expense related to unvested restricted share awards, which is expected to be recognized over a weighted-average term of 1.2 years.
The following table summarizes the restricted share award activity:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RS Outstanding
Balance at January 1, 2022	1,470,001	$63.73	1,037,738	2,507,739
Granted	546,766	62.83	474,922	1,021,688
Forfeited	(12,883)	66.97	—	(12,883)
Vested	(845,174)	60.04	845,174	—
Issued(1)	—	65.62	(1,882,912)	(1,882,912)
Balance at December 31, 2022	1,158,710	$65.96	474,922	1,633,632

(1) Refers to issued shares that became freely transferable in 2022.
13. EQUITY
Preferred Stock
The Company has 11,000,000 Series A Preferred shares and 12,000,000 Series B Preferred shares issued and outstanding as of December 31, 2022.
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

APOLLO ASSET MANAGEMENT, INC.
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
Dividends
On February 9, 2023, the Company declared a cash dividend of $0.398438 per share of Series A Preferred shares and Series B Preferred shares, which will be paid on March 15, 2023 to holders of record at the close of business on March 1, 2023.
Non-Controlling Interests
The table below presents equity interests in Apollo’s consolidated, but not wholly-owned, subsidiaries and funds. Net income and comprehensive income attributable to non-controlling interests consisted of the following:

	For the Years Ended December 31,
	2022	2021	2020
Net income attributable to non-controlling interests in consolidated entities:
Interest in management companies and a co-investment vehicle(1)	$6,801	$6,138	$3,386
Other consolidated entities	335,720	411,554	114,992
Net income attributable to non-controlling interests in consolidated entities	$342,521	$417,692	$118,378

Net income attributable to non-controlling interests in the Apollo Operating Group:
Net income	$1,994,320	$4,267,895	$466,802
Net income attributable to non-controlling interests in consolidated entities	(342,521)	(417,692)	(118,378)
Net income after non-controlling interests in consolidated entities	1,651,799	3,850,203	348,424
Adjustments:
Income tax provision(2)	209,920	594,379	86,966
NYC UBT and foreign tax benefit(3)	(35,579)	(32,516)	(26,549)
Net income in non-Apollo Operating Group entities	45,731	(5,385)	(13,571)
Series A Preferred share dividends	(17,531)	(17,531)	(17,531)
Series B Preferred share dividends	(19,125)	(19,125)	(19,125)
Total adjustments	183,416	519,822	10,190
Net income after adjustments	1,835,215	4,370,025	358,614
Weighted average ownership percentage of Apollo Operating Group	42.6%	45.1%	47.1%
Net income attributable to non-controlling interests in Apollo Operating Group	$717,932	$2,011,712	$191,810

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

Net income attributable to non-controlling interests	$1,060,453	$2,429,404	$310,188
Other comprehensive loss attributable to non-controlling interests	(24,196)	(28,730)	38,113
Comprehensive income attributable to non-controlling interests	$1,036,257	$2,400,674	$348,301

(1) Reflects the remaining interest held by certain individuals who receive an allocation of income from certain of the yield funds managed by Apollo.
(2) Reflects all taxes recorded in our consolidated statements of operations. Of this amount, U.S. federal, state, and local corporate income taxes attributable to the Company are added back to income of the Apollo Operating Group before calculating non-controlling interests as the income allocable to the Apollo Operating Group is not subject to such taxes.

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

	For the Years Ended December 31,
	2022	2021
Balance at beginning of period	$1,770,034	$782,702
Redemption of non-controlling interests	(776,272)	—
Deconsolidation of SPAC	(39,588)	—
Net issuances of redeemable non-controlling interests	10,544	950,103
Accretion of redeemable non-controlling interests	67,196	37,229
Balance at end of period	$1,031,914	$1,770,034
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

	As of December 31, 2022	As of December 31, 2021
Due from Related Parties:
Due from funds(1)	$333,165	$315,875
Due from employees and former employees	89,671	106,755
Due from portfolio companies	143,975	66,960
Due from parent	150,555	—
Incentive fees receivable	8,887	4,236
Total Due from Related Parties	$726,253	$493,826
Due to Related Parties:
Due to Former Managing Partners and Contributing Partners(2)	$874,406	$1,118,272
Due to parent	579,354	—
Due to funds	123,734	104,130
Total Due to Related Parties	$1,577,494	$1,222,402

(1) Includes $43.4 million and $47.8 million as of December 31, 2022 and December 31, 2021, respectively, related to a receivable from a fund in connection with the Company’s sale of a platform investment to such fund. The amount is payable to the Company over five years and is held at fair value.

(2) Includes $350.5 million and $569.6 million as of December 31, 2022 and December 31, 2021, respectively, related to the purchase of limited partnership interests, payable in equal installments through December 31, 2024.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
Tax Receivable Agreement
Prior to the consummation of the Mergers, each of the Former Managing Partners and Contributing Partners had the right to exchange vested AOG Units for Class A shares, subject to certain restrictions. All Apollo Operating Group entities have made, or will make, an election under Section 754 of the U.S. Internal Revenue Code, which will result in an adjustment to the tax basis of the assets owned by the Apollo Operating Group entities at the time an exchange was made. The election results in an increase to the tax basis of underlying assets which will reduce the amount of gain and associated tax that the Company and its subsidiaries will otherwise be required to pay in the future.
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
Following the closing of the Mergers, the Former Managing Partners and Contributing Partners no longer own AOG Units. Therefore, there were no new exchanges subject to the TRA during the year ended December 31, 2022.
As a result of the exchanges of AOG Units for Class A shares during the year ended December 31, 2021, a $287.9 million liability was recorded to estimate the amount of the future payments to be made by the Company and its subsidiaries to the Former Managing Partners and Contributing Partners pursuant to the TRA.
In April 2022, Apollo made a $51.0 million cash payment pursuant to the TRA resulting from the realized tax benefit for the 2021 tax year. There was no pro rata distribution made with respect to the April 2022 payment as the Former Managing Partners and Contributing Partners ceased to be partners in the Apollo Operating Group. In April 2021, Apollo made a $39.9 million cash payment pursuant to the TRA resulting from the realized tax benefit for the 2020 tax year. In connection with the April 2021 payment, the Company made a corresponding pro rata distribution of $34.7 million ($0.15 per AOG Unit) to the Non-Controlling Interest holders in the Apollo Operating Group.
During the years ended December 31, 2022, 2021 and 2020, the Company remeasured the TRA liability and recorded other income (loss), net of $(26.2) million, $9.6 million, and $12.4 million respectively, in the consolidated statements of operations. The remeasurement of the TRA liability primarily relates to changes in estimated state and local tax rates and certain steps related to the Mergers.
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
As of December 31, 2022, the outstanding payable amount to Former Managing Partners and Contributing Partners was $350.5 million, which is payable in equal installments through December 31, 2024.
Due from Employees and Former Employees
As of December 31, 2022 and December 31, 2021, due from employees and former employees includes various amounts due to the Company, including employee loans and return of profit sharing distributions. As of December 31, 2022 and December 31, 2021, the balance included interest-bearing employee loans receivable of $8.8 million and $17.5 million respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.
The Company recorded a receivable from certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of December 31, 2022 and December 31, 2021 of $72.1 million and $64.5 million, respectively.

APOLLO ASSET MANAGEMENT, INC.
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
The Company recorded an indemnification liability in respect of this indemnification obligation of $13.2 million and $13.2 million as of December 31, 2022 and December 31, 2021, respectively.
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
The Company recorded general partner obligations to return previously distributed performance allocations related to certain funds of $106.5 million and $81.2 million as of December 31, 2022 and December 31, 2021, respectively.
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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)

As of December 31, 2022
Sub-Allocation Fees:
Core Assets(1)	0.065%
Core Plus Assets(2)	0.130%
Yield Assets(3)	0.375%
High Alpha Assets(4)	0.700%
Other Assets(5)	—%

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

(5) Other Assets include cash, treasuries, equities and alternatives. With respect to equities and alternatives, Apollo earns performance revenues of 0% to 20%.
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
Athora
The Company, through ISGI, provides investment advisory services to certain portfolio companies of funds managed by Apollo and Athora, a strategic platform that acquires or reinsures blocks of insurance business in the European life insurance market (collectively, the “Athora Accounts”). The Company had equity commitments outstanding of up to $342.6 million as of December 31, 2022, subject to certain conditions.
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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The following table presents the revenues earned in aggregate from Athene and Athora:

	For the Years Ended December 31,
	2022	2021	2020
Revenues earned in aggregate from Athene, Athora and AAA investments, net(1)	$1,314,949	$1,117,571	$794,976

(1) Consisting of management fees, sub-advisory fees, and performance revenues from Athene and Athora, as applicable.
Regulated Entities and Affiliated Service Providers
Apollo Global Securities, LLC (“AGS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at December 31, 2022. From time to time, AGS, as well as other Apollo affiliates provide services to related parties of Apollo, including Apollo funds and their portfolio companies, whereby the Company or its affiliates earn fees for providing such services.
Griffin Capital Securities, LLC (“GCS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. GCS was in compliance with these requirements as of December 31, 2022.
Due to/from parent
The Company has receivables from its parent company AGM related to funding operations and expense allocations. The balance outstanding was $150.6 million as of December 31, 2022.
Following the merger with Athene, the Company has a revolving loan agreement with AGM, its parent company, to manage cash balances and to fund liquidity for general corporate use. The balance outstanding on this loan to AGM was $579.4 million as of December 31, 2022.
Investment in SPACs
In October 2020, APSG I, a SPAC, completed an initial public offering, ultimately raising total gross proceeds of $816.8 million. APSG Sponsor, L.P., a subsidiary of Apollo, held Class B ordinary shares of APSG I, and consolidated it as a VIE. In May 2022, APSG I completed a business combination with American Express Global Business Travel. As a result of the business combination, Apollo no longer consolidates APSG I as a VIE. The deconsolidation resulted in an unrealized gain of $162.0 million, which includes $81.5 million of unrealized gains related to previously held Class B ordinary shares, which converted to Class A shares of the newly merged entity (“GBTG”), presented in Net gains from investment activities within Other income in the consolidated statements of operations. Apollo continues to hold a non-controlling interest in GBTG at fair value, elected under the fair value option, which is primarily presented within Investments in the consolidated statements of financial condition.
On February 12, 2021, APSG II, a SPAC sponsored by Apollo, completed an initial public offering, raising total gross proceeds of $690.0 million. APSG Sponsor II, L.P., a subsidiary of Apollo, holds Class B ordinary shares of APSG II, and consolidates APSG II as a VIE. In December 2022, APSG II entered into a non-binding letter of intent regarding a potential initial business combination and now has until May 12, 2023 to complete its initial business combination.
On July 13, 2021, Acropolis, a SPAC sponsored by Apollo, completed an initial public offering, ultimately raising total gross proceeds of $345.0 million. Acropolis Infrastructure Acquisition Sponsor, L.P., a subsidiary of Apollo, holds Class B common stock of Acropolis, and consolidates Acropolis as a VIE.
As described in note 2, the Company consolidates entities that are VIEs for which the Company has been designated as the primary beneficiary. Through its interests in the respective sponsors, the Company has the power to direct the activities that most significantly impact the economic performance of these SPACs. In addition, the Company’s combined interests in these VIEs are significant. Assets and liabilities of the consolidated SPACs are shown within the respective line items of the consolidated financial statements, as outlined below.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The tables below present the financial information of these SPACs in aggregate:

	As of December 31, 2022	As of December 31, 2021
Assets:
Cash and cash equivalents	$439	$1,796
Restricted cash and cash equivalents	1,045,976	690,205
U.S. Treasury securities, at fair value	—	1,162,299
Other assets	1,651	2,627
Total Assets	$1,048,066	$1,856,927
Liabilities, Redeemable non-controlling interests and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$3,446	$2,361
Due to related parties	8,300	20,146
Other liabilities	42,507	143,778
Total Liabilities	54,253	166,285
Redeemable non-controlling interests:
Redeemable non-controlling interests	1,016,886	1,762,282
Stockholders’ Equity:
Additional paid in capital	(72,117)	(98,369)
Retained earnings	49,044	26,729
Total Stockholders’ Equity	(23,073)	(71,640)
Total Liabilities, Redeemable non-controlling interests and Stockholders’ Equity	$1,048,066	$1,856,927

	For the Years Ended December 31,
	2022	2021	2020
Expenses:
Interest expense	$33	$8	$—
General, administrative and other	7,445	19,015	583
Total Expenses	7,478	19,023	583
Other Income:
Net gains from investment activities	19,617	3,446	35
Interest income	12,966	545	140
Other income (loss), net	(400)	(520)	—
Total Other Income	32,183	3,471	175
Income (loss) before income tax provision	24,705	(15,552)	(408)
Income tax provision	(993)	—	—
Net Income (Loss) Attributable to Apollo Asset Management, Inc.	23,712	(15,552)	(408)
15. COMMITMENTS AND CONTINGENCIES
Investment Commitments
As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of December 31, 2022 of $0.6 billion.
Litigation and Regulatory Matters
Apollo is, from time to time, party to various legal actions arising in the ordinary course of business, including claims and lawsuits, reviews, investigations or proceedings by governmental and self-regulatory agencies regarding its business.
On August 3, 2017, a complaint was filed in the United States District Court for the Middle District of Florida against AAM, a senior partner of Apollo and a former principal of Apollo by Michael McEvoy on behalf of a purported class of employees of subsidiaries of CEVA Group, LLC (“CEVA Group”) who purchased shares in CEVA Investment Limited (“CIL”), the former

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
parent company of CEVA Group. The complaint alleged that the defendants breached fiduciary duties to and defrauded the plaintiffs by inducing them to purchase shares in CIL and subsequently participating in a debt restructuring of CEVA Group in which shareholders of CIL did not receive a recovery. The complaint was determined by a bankruptcy court to be void ab initio because it asserted claims that were property of CIL’s bankruptcy estate. McEvoy subsequently revised his complaint to attempt to assert claims that do not belong to CIL. The amended complaint no longer named any individual defendants, but Apollo Management VI, L.P. and CEVA Group were added as defendants. The amended complaint sought damages of approximately €30 million and asserts, among other things, claims for violations of the Investment Advisers Act, breach of fiduciary duties, and breach of contract. On December 7, 2018, McEvoy filed his amended complaint in the District Court for the Middle District of Florida. On January 6, 2020, the Florida court granted in part Apollo’s motion to dismiss, dismissing McEvoy’s Investment Advisers Act claim with prejudice, and denying without prejudice Apollo’s motion with respect to the remaining claims, and directing the parties to conduct limited discovery, and submit new briefing, solely with respect to the statute of limitations. On July 30, 2020, Apollo and CEVA filed a joint motion for summary judgment on statute of limitations grounds. On June 29, 2021, the district court issued a decision denying the defendants’ joint motion for summary judgment on statute of limitations grounds, and set deadlines on July 23, 2021 for the plaintiff to file an amended complaint and August 20, 2021 for defendants to answer or move to dismiss the amended complaint. Plaintiff filed his second amended complaint on July 23, 2021 which added alleged grounds for tolling the statute of limitations. Also on July 23, 2021, the defendants filed a joint motion for reconsideration with respect to aspects of the district court’s June 29, 2021 decision. On March 10, 2022, the court granted defendants’ motion for reconsideration and thereafter entered judgment in defendants’ favor. On April 7, 2022, Plaintiff filed a motion to alter or amend the court’s order of March 10. The defendants, including Apollo, opposed that motion on April 28, 2022. The court denied Plaintiff’s motion on May 26, 2022. Plaintiff has appealed the court’s decisions to the Eleventh Circuit; the appeal is fully briefed and pending as of this date. Apollo believes that Plaintiff’s appeal is without merit. No reasonable estimate of possible loss, if any, can be made at this time.
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
On November 1, 2019, plaintiff Benjamin Fongers filed a putative class action in Illinois Circuit Court, Cook County, against CareerBuilder, LLC (“CareerBuilder”) and AAM. Plaintiff alleges that in March 2019, CareerBuilder changed its compensation plan so that sales representatives such as Fongers would (i) receive reduced commissions; and (ii) only be able to receive commissions for accounts they originated that were not reassigned to anyone else, a departure from the earlier plan. Plaintiff also claims that the plan applied retroactively to deprive sales representatives of commissions to which they were earlier entitled. Plaintiff alleges that AAM exercises complete control over CareerBuilder and thus, CareerBuilder acts as AAM’s agent. Based on these allegations, Plaintiff alleges claims against both defendants for breach of written contract, breach of implied contract, unjust enrichment, violation of the Illinois Sales Representative Act, and violation of the Illinois Wage and Payment Collection Act. The defendants removed the action to the Northern District of Illinois on December 5, 2019, and Plaintiff moved to remand on January 6, 2020. On October 21, 2020, the district court granted the motion to remand. On January 11, 2021, the district court ordered the clerk of court to take the necessary steps to transfer the case back to Illinois Circuit Court, Cook County. On March 8, 2021, Plaintiff filed a motion under 28 U.S.C. § 1447(c) to recover attorneys’ fees of approximately $35,000 for the remand briefing. Defendants filed their opposition on March 31, 2021, and Plaintiff replied on

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
April 14, 2021. Defendants filed motions to dismiss the complaint in the Illinois Circuit Court, Cook County on June 11, which were fully briefed on August 13, 2021. CareerBuilder has also filed a Motion for a Protective Order and to Stay Discovery pending the outcome of the motions to dismiss. On February 7, 2022, the court held a hearing on the motions to dismiss and the request to stay discovery. At the hearing, the court took the motions to dismiss under advisement and granted CareerBuilder’s motion to stay discovery. On March 11, 2022, the parties filed a Notice of Settlement notifying the court that the parties have reached an agreement to resolve the case in full, and the court approved the settlement on November 14, 2022. The settlement required no payment from any Apollo-affiliated defendants.
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
On August 4, 2020, a putative class action complaint was filed in the United States District Court for the District of Nevada against PlayAGS Inc. (“PlayAGS”), all of the members of PlayAGS’s board of directors (including three directors who are affiliated with Apollo), certain underwriters of PlayAGS (including Apollo Global Securities, LLC), as well as AAM, Apollo Investment Fund VIII, L.P., Apollo Gaming Holdings, L.P., and Apollo Gaming Voteco, LLC (these last four parties, together, the “Apollo Defendants”). The complaint asserts claims against all defendants arising under the Securities Act of 1933 in connection with certain secondary offerings of PlayAGS stock conducted in August 2018 and March 2019, alleging that the registration statements issued in connection with those offerings did not fully disclose certain business challenges facing PlayAGS. The complaint further asserts a control person claim under Section 20(a) of the Exchange Act against the Apollo Defendants and the director defendants (including the directors affiliated with Apollo), alleging such defendants were responsible for certain misstatements and omissions by PlayAGS about its business. On December 2, 2022, the Court dismissed all claims against the underwriters (including Apollo Global Securities, LLC) and the Apollo Defendants, but allowed a claim against PlayAGS and two of the Company's executives to proceed. No reasonable estimate of possible loss, if any, can be made at this time.
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
Commitments and Contingencies
Other long-term obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo, as well as long-term service contracts. A significant portion of these costs are reimbursable by funds or portfolio companies. As of December 31, 2022, fixed and determinable payments due in connection with these obligations were as follows:

	2023	2024 - 2025	2026 - 2027	2028 and Thereafter	Total
Other long-term obligations	$13,979	$675	$—	$—	$14,654

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
Contingent Obligations
Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through December 31, 2022 and that would be reversed approximates $4.6 billion. Management views the possibility of all of the investments becoming worthless as remote. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors, including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of December 31, 2022 and December 31, 2021, there were no open underwriting commitments.
The Company and Athene, together with a third-party institutional investor, have committed to provide financing to a consolidated VIE that invests across Apollo’s capital markets platform (such VIE, the “Apollo Capital Markets Partnership”). Pursuant to these arrangements, the Company and Athene have committed equity financing to the Apollo Capital Markets Partnership. The Apollo Capital Markets Partnership also has a revolving credit facility with Sumitomo Mitsui Banking Corporation, as lead arranger, administrative agent and letter of credit issuer, Mizuho Bank Ltd., and other lenders party thereto, pursuant to which it may borrow up to $2.25 billion. The revolving credit facility, which has a final maturity date of April 1, 2025, is non-recourse to the Company and Athene, except that the Company and Athene provided customary comfort letters with respect to their capital contributions to the Apollo Capital Markets Partnership. As of December 31, 2022, the Apollo Capital Markets Partnership had funded commitments of $518 million, on a net basis, to transactions across Apollo’s capital markets platform, all of which were funded through the revolving credit facility and other asset-based financing. No capital had been funded by the Company or Athene to the Apollo Capital Markets Partnership pursuant to their commitments.
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
Contingent Consideration
In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future performance revenues earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability was determined based on the present value of estimated future performance revenue payments, and is recorded in profit sharing payable in the consolidated statements of financial condition. The fair value of the remaining contingent obligation was $55.0 million and $125.9 million as of December 31, 2022 and December 31, 2021, respectively.
The contingent consideration obligations will be remeasured to fair value at each reporting period until the obligations are satisfied and are characterized as Level III liabilities. The changes in the fair value of the contingent consideration obligations is

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
reflected in profit sharing expense in the consolidated statements of operations. See note 7 for further information regarding fair value measurements.
Atlas
On February 8, 2023 and February 23, 2023, AGM and CS undertook the first two closes of their previously announced transaction whereby Atlas acquired certain assets of the CS Securitized Products Group. AARe, a wholly-owned subsidiary of Athene, has issued an assurance letter to CS to guarantee the full five year deferred purchase obligation of Atlas in the amount of $3.3 billion. AAA and Athene have provided guarantees to support AARe, and the Company has provided a guarantee for up to $3.3 billion to support AAA. The fair value of the liability related to AAM’s guarantee is not material to the Company’s consolidated financial statements.
16. SEGMENT REPORTING
Apollo conducts its business primarily in the United States through two reportable segments: (i) asset management and (ii) principal investing. Segment information is utilized by our chief operating decision makers to assess performance and to allocate resources.
The performance is measured by the Company’s chief operating decision makers on an unconsolidated basis because the chief operating decision makers make operating decisions and assesses the performance of each of Apollo’s business segments based on financial and operating metrics and data that exclude the effects of consolidation of any of the affiliated funds.
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
Adjusted Segment Income
Adjusted Segment Income is the key performance measure used by management in evaluating the performance of the asset management and principal investing segments. Management uses Adjusted Segment Income to make key operating decisions such as the following:
•decisions related to the allocation of resources such as staffing decisions, including hiring and locations for deployment of the new hires;
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
Adjusted Segment Income is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. Adjusted Segment Income represents the amount of Apollo’s net realized earnings, excluding the effects of the consolidation of any of the related funds and SPACs, interest and preferred dividends paid to Preferred shareholders, taxes and related payables, transaction-related charges and any acquisitions. Transaction-related charges includes equity-based compensation charges, the amortization of intangible assets, contingent consideration, and certain other charges associated with acquisitions, and restructuring charges. In addition, Adjusted Segment Income excludes non-cash revenue and expense related to equity awards granted by unconsolidated related parties to employees of the Company, compensation and administrative related expense reimbursements, as well as the assets, liabilities and operating results of the funds and variable interest entities that are included in the consolidated financial statements. Adjusted Segment Income also excludes impacts of

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
the remeasurement of the tax receivable agreement liability recorded in other income, which arises from changes in the associated deferred tax balance.
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
Fee Related Earnings
Fee Related Earnings (“FRE”) is a component of Adjusted Segment Income that is used to assess the performance of the asset management segment. FRE is the sum of (i) management fees, (ii) capital solutions and other related fees, (iii) fee-related performance fees from indefinite term vehicles, that are measured and received on a recurring basis and not dependent on realization events of the underlying investments and (iv) other income, net, less (a) fee-related compensation, excluding equity-based compensation, (b) non-compensation expenses incurred in the normal course of business, (c) placement fees and (d) non-controlling interests in the management companies of certain funds the Company manages.
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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The following tables present financial data for the Company’s reportable segments.

	For the Years Ended December 31,
	2022	2021	2020
Asset Management
Management Fees	$2,134,497	$1,878,210	$1,647,964
Capital solutions fees and other, net	413,524	298,108	251,520
Fee-related performance fees	71,483	56,865	9,836
Fee related compensation	(753,481)	(653,321)	(532,556)
Other operating expenses	(454,933)	(313,146)	(275,066)
Fee Related Earnings (FRE)	1,411,090	1,266,716	1,101,698

Principal Investing
Realized performance fees	595,260	1,589,074	280,923
Realized investment income	543,139	437,256	29,290
Principal investing compensation	(580,812)	(876,442)	(222,438)
Other operating expenses	(25,190)	(42,347)	(52,645)
Principal Investing Income (PII)	532,397	1,107,541	35,130

Adjusted Segment Income	1,943,487	2,374,257	1,136,828

Segment Assets:
Asset Management	$2,167,599
Principal Investing	8,235,326
Total Assets(1)	$10,402,925

(1) Refer below for a reconciliation of total assets for Apollo’s total reportable segments to total consolidated assets.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share data, except where noted)
The following table presents the reconciliation of income before income tax provision reported in the consolidated statements of operations to Adjusted Segment Income:

	For the Years Ended December 31,
	2022	2021	2020
Income before income tax provision	$2,204,240	$4,862,274	$553,768
Equity-based profit sharing expense and other(1)	276,177	145,754	129,084
Equity-based compensation	184,613	79,777	67,852
Transaction-related charges(2)	(36,912)	34,591	39,186
Merger-related transaction and integration costs(3)	68,072	66,848	—
Charges associated with corporate conversion	—	—	3,893
(Gains) losses from changes in tax receivable agreement liability	26,250	(9,609)	(12,426)
Net income attributable to non-controlling interests in consolidated entities	(352,534)	(417,692)	(118,378)
Unrealized performance fees	(2,085)	(1,464,502)	(34,796)
Unrealized profit sharing expense	20,042	648,882	33,350
One-time equity-based compensation and other charges(4)	—	949,152	—
Net interest expense	91,597	132,834	117,348
Unrealized principal investment income (loss)	175,963	(221,645)	(62,485)
Unrealized net (gains) losses from investment activities and other	(711,936)	(2,432,407)	420,432
Adjusted Segment Income	$1,943,487	$2,374,257	$1,136,828

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
(4) Includes one-time equity-based compensation expense and associated taxes related to the Company’s compensation reset.
The following table presents the reconciliation of the Company’s total reportable segment assets to total assets:

	As of December 31, 2022	As of December 31, 2021
Total reportable segment assets	$10,402,925	$13,573,400
Adjustments(1)	3,391,022	16,928,494
Total assets	$13,793,947	$30,501,894

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
Management conducted an assessment of the effectiveness of Apollo’s internal control over financial reporting as of December 31, 2022 based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that Apollo’s internal control over financial reporting as of December 31, 2022 was effective.
ITEM 9B.    OTHER INFORMATION
Not applicable.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following table presents certain information concerning our board of directors and executive officers. There are no family relationships among any of our directors or executive officers.

Name	Age	Position(s)
Scott Kleinman	50	Co-President and Co-Chair of the Board
James Zelter	60	Co-President and Co-Chair of the Board
Jessica Bibliowicz	63	Director
Michael Ducey	74	Director
A.B. Krongard	86	Director
Pauline Richards	74	Director
Byron Vielehr	59	Chief Operating Officer
Christian Weideman	47	Global General Counsel
Johannes Worsoe	55	Chief Financial Officer
The following are brief biographies describing the backgrounds of our directors and executive officers.
Scott Kleinman is Co-President of AAM and serves as Co-Chair of AAM’s board of directors. Mr. Kleinman joined the AAM board of directors effective March 2021, and he became Co-Chair in January 2022. Mr. Kleinman also serves as a member of the AGM board of directors and the executive committee of AGM’s board of directors. He was elected to the AGM board of directors in January 2022. As the Co-President of AAM, Mr. Kleinman co-leads AAM’s day-to-day operations, including all of AAM’s revenue-generating businesses and enterprise solutions across its integrated alternative investment platform. Mr. Kleinman joined Apollo six years after its inception in 1996, and was named Lead Partner for Private Equity in 2009 prior to being named Co-President in 2018. Mr. Kleinman also currently serves on the board of directors of Athene, Athora Holding, Ltd., and Apollo Strategic Growth Capital II and previously served on the board of directors of Apollo Strategic Growth Capital. Prior to joining Apollo, Mr. Kleinman was a member of the Investment Banking division at Smith Barney Inc. In 2014, Mr. Kleinman founded the Kleinman Center for Energy Policy at the University of Pennsylvania. He is a member of the Board of Advisors at the University of Pennsylvania Stuart Weitzman School of Design. He is also a member of the Board of Advisors of Nature Conservancy of New York as well as the board of directors of White Plains Hospital, where he co-chaired the COVID-19 Relief Campaign. Mr. Kleinman received a B.A. and B.S. from the University of Pennsylvania and the Wharton School of Business, respectively, graduating magna cum laude, Phi Beta Kappa. Mr. Kleinman’s extensive knowledge of Apollo’s business and expertise in private equity investments enhance the breadth of experience of AGM’s and AAM’s boards of directors.
James Zelter is Co-President of AAM and serves as Co-Chair of AAM’s board of directors. Mr. Zelter joined the AAM board of directors effective March 2021, and he became Co-Chair in January 2022. Mr. Zelter also serves as a member of AGM’s board of directors and the executive committee of AGM’s board of directors. He was elected to the AGM board of directors in January 2022. As the Co-President of AAM, Mr. Zelter co-leads AAM’s day-to-day operations, including all of AAM’s revenue-generating businesses and enterprise solutions across its integrated alternative investment platform. Mr. Zelter joined Apollo in 2006, and he served as the Chief Investment Officer of Apollo’s credit business from 2006 and became Co-President in January 2018. Since 2006, Mr. Zelter has also served in several senior roles at MidCap Financial Investment Corporation (f/k/a Apollo Investment Corporation), a publicly traded vehicle managed by Apollo, and served as a director on its board of directors from 2006 to 2020. Prior to joining Apollo, Mr. Zelter was with Citigroup Inc. and its predecessor companies from 1994 to 2006. From 2003 to 2005, Mr. Zelter was Chief Investment Officer of Citigroup Alternative Investments, and prior to that he was responsible for Citigroup’s Global High Yield franchise. Prior to joining Citigroup in 1994, Mr. Zelter was a High Yield Trader at Goldman, Sachs & Co. Mr. Zelter has significant experience in global credit markets and has overseen the broad expansion of Apollo’s credit platform. He is a member of the Duke University Board of Trustees and a board member of DUMAC, Inc., the investment management company that oversees the Duke University endowment. Mr. Zelter also serves on the board of directors of the Robert Toigo Foundation, the Partnership for New York City, and The Bridge Golf Foundation, as well as the Board of Fellows of Weill Cornell Medicine. Mr. Zelter has a B.A. in Economics from Duke University. Mr. Zelter’s extensive knowledge of Apollo’s business and expertise in credit investments enhances the breadth of experience of AGM’s and AAM’s boards of directors.

Jessica Bibliowicz is as an independent director and a member of the audit committee of AAM’s board of directors. Ms. Bibliowicz has served in such roles since March 2022. Ms. Bibliowicz has also served as an independent director and a member of the audit committee of the AGM board of directors since March 2022. Ms. Bibliowicz is a successful entrepreneur and organizational leader within financial services with more than 30 years of experience with public and private companies. Notably, she became president and CEO of National Financial Partners (“NFP”), a leading provider of benefits, insurance and asset management services, in 1999 and Chairman of the company’s Board in 2003 and took the company public later that year. She continued to serve in both roles until NFP was acquired in 2013. Earlier in her career, Ms. Bibliowicz held senior management positions at Prudential Mutual Funds and Smith Barney Mutual Funds. She is a member of the Board of Prudential Insurance Funds and previously served on the Board of Directors for Sotheby’s until it went private in 2019. Ms. Bibliowicz has served on the Board of Fellows of Weill Cornell Medicine for more than 15 years and is currently Chair and also serves on the Board of Trustees of Cornell University and the Board of Trustees of New York-Presbyterian. Ms. Bibliowicz has a B.S. in government from Cornell University. Ms. Bibliowicz’s extensive business experience and leadership roles at both public and private companies make her a valuable member of AGM’s and AAM’s boards of directors.
Michael Ducey is an independent director and a member of the audit committee of AAM’s board of directors. Mr. Ducey has served in such roles since 2011. Mr. Ducey also served as Chair of the conflicts committee of AAM’s board of directors from 2011 through December 2021. Since January 2022, Mr. Ducey also serves as an independent member of the board of directors of AGM and a member of AGM’s audit committee. Mr. Ducey was with Compass Minerals International, Inc., from March 2002 to May 2006, where he served in a variety of roles, including as President, Chief Executive Officer and Director prior to his retirement in May 2006. Prior to joining Compass Minerals International, Inc., Mr. Ducey worked for nearly 30 years at Borden Chemical, Inc., in various management, sales, marketing, planning and commercial development positions, and ultimately as President, Chief Executive Officer and Director. Mr. Ducey joined Sisescam Resource Partners LLC (formerly Ciner Resources Corporation and prior to that OCI Resources LP) as an independent member of the board of directors in September 2014, where he serves on the audit committee and the conflicts committee. From September 2009 to December 2012, Mr. Ducey was the non-executive Chairman of TPC Group, Inc. and served on the audit committee and the environmental health and safety committee. He served on the board of Fenner, PLC from January 2017 to June 2018 and served on the Audit, Governance and Remunerations Committees. Mr. Ducey has significant prior experience on public company boards, including Verso Paper Holdings, UAP Holdings Corporation, Smurfit Stone Container Corporation and HaloSource, Inc. He graduated from Otterbein University with a degree in Economics and an M.B.A. in finance from the University of Dayton. Mr. Ducey’s comprehensive corporate background and his experience serving on various boards and committees adds significant value to AGM’s and AAM’s boards of directors.
A.B. Krongard is an independent director and a member of the audit committee of AAM’s board of directors. Mr. Krongard has served in such roles since 2011. Mr. Krongard also served as a member of the conflicts committee of AAM’s board of directors from January 2019 through December 2021. Since January 2022, Mr. Krongard also serves as an independent member of the board of directors of AGM, Chair of AGM’s nominating and corporate governance committee, and as a member of AGM’s audit committee. From 2001 to 2004, Mr. Krongard served as Executive Director of the Central Intelligence Agency. From 1998 to 2001, Mr. Krongard served as Counselor to the Director of Central Intelligence. Prior to 1998, Mr. Krongard served in various capacities at Alex Brown, Incorporated, including serving as Chief Executive Officer beginning in 1991 and assuming additional duties as Chairman of the board of directors in 1994. Upon the merger of Alex Brown, Incorporated with Bankers Trust Corporation in 1997, Mr. Krongard served as Vice-Chairman of the Board of Bankers Trust Corporation and served in such capacity until assuming his position at the Central Intelligence Agency. Mr. Krongard served as the Lead Director of Under Armour, Inc. from 2006 to 2020. Mr. Krongard serves as Chair of the nominating and corporate governance committee and a member of the compensation committee of Iridium Communications Inc. and as a member of the audit committee of Icahn Enterprises L.P. Mr. Krongard served on the board of trustees of In-Q-Tel, Inc. from 2007 to 2022. Mr. Krongard graduated with honors from Princeton University and received a J.D. from the University of Maryland School of Law, where he also graduated with honors. Mr. Krongard’s comprehensive corporate background contributes to the range of experience of AGM’s and AAM’s boards of directors.
Pauline Richards is an independent director and the Chair of the audit committee of AAM’s board of directors. Ms. Richards has served in such roles since 2011. Ms. Richards also served as a member of the conflicts committee of AAM’s board of directors from October 2020 to December 2021. Since January 2022, Ms. Richards serves as an independent member of the board of directors of AGM, Chair of the AGM audit committee and a member of the AGM sustainability and corporate responsibility committee. Ms. Richards currently serves as Chief Operating Officer of Trebuchet Group Holdings Limited, a position she has held since 2008. Ms. Richards also serves as a member of the Audit and Governance Committees of the board of directors of Wyndham Hotels and Resorts. Ms. Richards is also a director of Hamilton Insurance Group, serving on the audit and investment committees, a position she has held since 2013. Ms. Richards previously served on the board of Wyndham Worldwide from 2006 to 2018. Prior to 2008, Ms. Richards served as Director of Development of Saltus Grammar School from 2003 to 2008, as Chief Financial Officer of Lombard Odier Darier Hentsch (Bermuda) Limited from 2001 to 2003, and as

Treasurer of Gulf Stream Financial Limited from 1999 to 2000. Ms. Richards also served as a member of the Audit Committee and chair of the Corporate Governance Committee of the board of directors of Butterfield Bank from 2006 to 2013. Ms. Richards graduated from Queen’s University, Ontario, Canada, with a B.A. in psychology and has obtained certification as a CPA, CMA. Ms. Richards’ extensive finance experience and her service on the boards of other public companies adds significant value to AGM’s and AAM’s boards of directors.
Byron Vielehr is the Chief Operating Officer of AAM and is responsible for aligning the strategic business and investment priorities of the firm with its operational capabilities while leading continuous improvement, innovation, and adoption of new technologies. Mr. Vielehr joined Apollo in 2022. Mr. Vielehr has 30 years of technology and financial services experience and prior to joining Apollo, he served as Chief Growth Officer at Fiserv, an integrated financial technology provider. During his eight-year tenure at Fiserv, he led the Payment, Digital, and Account Processing businesses, and had responsibility for enterprise strategy, M&A, venturing and strategic intelligence. Prior to his time at Fiserv, he was a senior executive at Dun & Bradstreet, an information services provider, where he ultimately served as President of D&B International, President of D&B North America, and Head of Global Operations. Previously, Mr. Vielehr served as President and COO of Northstar Systems, and Chief Information Officer of Merrill Lynch Private Client and Merrill Lynch Asset Management. He currently serves on the Advisory Board of the University of Wisconsin Lubar School of Business and the Greater Milwaukee Committee. He previously served on the boards of directors of Checkfree, Sagent, DeFi, REIS, Marketcore and Level 8. Mr. Vielehr received a B.S. from Drexel University and M.B.A. from the Wharton School of Business.
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
Johannes Worsoe is the Chief Financial Officer of AAM, having joined in February 2022. From 2001 to 2021, Mr. Worsoe was with MUFG Americas Holdings and predecessor entities. Prior to departing MUFG, Mr. Worsoe served as Chief Financial Officer for the Americas from 2016 to 2021 and Americas Head of Investment Banking & Markets from 2013 to 2016. Before joining MUFG in 2001, Mr. Worsoe held capital markets, private banking and investment-related roles in Denmark, Spain and the U.S. Mr. Worsoe has a graduate degree (M.B.A.) from University of Southern California and an undergraduate degree from University of Phoenix. He is also a graduate from the Danish Banking School and has attended executive leadership programs at Harvard Business School.
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
Our board of directors currently consists of six directors, four of whom, Messrs. Ducey and Krongard and Mses. Bibliowicz and Richards, are independent under the NYSE rules relating to corporate governance matters and the independence standards described in our corporate governance guidelines.
Our board of directors includes two members who identify as women, one of whom also identifies as African American or Black. Our board of directors also has one member who is a veteran. Our only board committee is chaired by a director who identifies as a woman and also identifies as African American or Black.

Board of Directors Leadership Structure and Board’s Role in Risk Oversight
The board of directors has an oversight role, as a whole and also at the audit committee level, in overseeing AAM’s management of its risks. The board of directors regularly reviews information regarding our credit, liquidity, and operations, as well as the risks associated with each. The audit committee oversees the management of financial risks. While the audit committee is responsible for evaluating certain risks, and overseeing the management of such risks, the entire board of directors is regularly informed through committee reports and management presentations about such risks.
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
The current members of our audit committee are Mses. Bibliowicz and Richards and Messrs. Ducey and Krongard. Ms. Richards currently serves as Chair of the committee. Each of the members of our audit committee meets the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the Exchange Act and NYSE rules applicable to audit committees and corporate governance. Furthermore, our board of directors has determined that each of Mses. Bibliowicz and Richards and Messrs. Ducey and Krongard is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. Our audit committee has a charter which is available on our website at aam.apollo.com under the “Governance, Committees & Documents” section.
Identifying and Evaluating Candidates for the Board of Directors
Our Certificate of Incorporation provides that our board of directors or the holders of our common stock shall (i) set the number of directors of our board of directors and (ii) fill any vacancies or newly created directorships on our board of directors.
Directors are elected annually by our stockholders in a manner described in our Certificate of Incorporation and Bylaws and each director elected will hold office until the succeeding meeting after such director’s election and until such director’s successor is duly elected and qualified, or, if earlier, until such director’s death or until such director resigns or is removed. Subject to the rights of the holders of any series of preferred stock with respect to any director elected by holders of preferred stock, directors are elected by a majority of the votes cast by the holders of the outstanding shares of common stock and any full voting preferred stock entitled to vote present in person or represented by proxy and entitled to vote on the election of directors at any annual meeting of stockholders, voting together as a single class.
Code of Business Conduct and Ethics
We have a Code of Business Conduct and Ethics, which applies to, among others, our principal executive officer, principal financial officer and principal accounting officer. A copy of our Code of Business Conduct and Ethics is available on our website at aam.apollo.com under the “Governance, Committees & Documents” section. We intend to disclose any amendment to or waiver of the Code of Business Conduct and Ethics on behalf of an executive officer or director either on our website or in a Form 8-K filing.

Corporate Governance Guidelines
We have Corporate Governance Guidelines that address significant issues of corporate governance and set forth procedures by which our board of directors carries out its responsibilities. The guidelines are available for viewing on our website at aam.apollo.com under the “Governance, Committees & Documents” section. We will also provide the guidelines, free of charge, to stockholders who request them. Requests should be directed to our Secretary at Apollo Asset Management, Inc., 9 West 57th Street, 42nd Floor, New York, New York 10019.
Communications with the Board of Directors
A stockholder or other interested party who wishes to communicate with our directors, a committee of our board of directors, our independent directors as a group or our board of directors generally may do so in writing. Any such communications may be sent to our board of directors by U.S. mail or overnight delivery and should be directed to our Secretary at Apollo Asset Management, Inc., 9 West 57th Street, 42nd Floor, New York, New York 10019, who will forward them to the intended recipient(s). Any such communications may be made anonymously. Unsolicited advertisements, invitations to conferences or promotional materials, in the discretion of our Secretary, are not required, however, to be forwarded to the directors.
Executive Sessions of Independent Directors
The independent directors serving on our board of directors meet periodically in executive sessions during the year at regularly scheduled meetings of our board of directors. These executive sessions will be presided over by one of the independent directors serving on our board of directors selected on an ad-hoc basis.
Insider Trading Policy for Employees, Officers and Directors; Prohibition on Hedging
Our board of directors has adopted, as part of our insider trading policy, prohibitions against our directors, officers and employees engaging in transactions of a speculative nature involving our securities at any time, including, but not limited to, the purchase or sale of put options or covered calls. In addition, such persons are prohibited from short-selling our securities or engaging in transactions involving other derivatives based on our securities, including options, warrants, restricted stock units, stock appreciation rights or similar rights whose value is derived from the value of our common stock (other than securities granted under our equity incentive plans) or that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our securities.
ITEM 11.     EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Background
The following Compensation Discussion and Analysis (“CD&A”) reports on the compensation of our “named executive officers” or “NEOs” during 2022. This includes our CEO, CFO and our three most highly compensated executive officers, as follows:

Name	Title
Scott Kleinman	Co-President of AAM
James Zelter	Co-President of AAM
Johannes Worsoe	Chief Financial Officer (beginning February 28, 2022)
Martin Kelly	Former Chief Financial Officer (before February 28, 2022)
Anthony Civale	Former Chief Operating Officer (before June 30, 2022)
Byron Vielehr	Chief Operating Officer (beginning September 30, 2022)
Christian Weideman	Global General Counsel
We are a controlled company and AGM owns all of our voting stock. As a controlled company, our Board of Directors does not have a compensation committee. Instead, since January 1, 2022, the compensation committee of AGM, our parent corporation, has assumed responsibility for AGM NEO compensation, including for our Co-Presidents Scott Kleinman and James Zelter, and our former Chief Financial Officer, Martin Kelly. Messrs. Kleinman and Zelter determine the compensation of our named executive officers (excluding themselves and Mr. Kelly).

Management Changes
On February 28, 2022, Mr. Worsoe was appointed as our chief financial officer. Concurrently with such appointment, Mr. Kelly resigned from that position, and continues to serve as the chief financial officer of AGM.
Mr. Vielehr was appointed our chief operating officer effective September 30, 2022.
On February 3, 2022, we entered into a retirement agreement with Mr. Civale, pursuant to which Mr. Civale transitioned to a non-executive officer role on July 1, 2022. Mr. Civale officially retired and his employment ceased on January 6, 2023. Mr. Civale received certain benefits as part of his retirement agreement, discussed in further detail below.
Mr. Weideman is expected to step down from his role later in 2023.
Key Features of our 2022 NEO Compensation

The design of our compensation program is intended to support our business objectives as well as align pay with performance and attract and retain the most qualified and energized talent to spend the entirety of their careers at Apollo.

	What We Do		What We Don’t Do
☑	Align pay with performance, including with limited base salary, an emphasis on variable compensation and long-term stock ownership	☒	No new compensation to Co-Presidents Scott Kleinman and James Zelter, other than base salary
☑	$100,000 base salary for Co-Presidents Scott Kleinman and James Zelter	☒	No excessive perquisites
☑	Align NEOs with stockholders through:	☒	No significant retirement or pension benefits
	–Equity ownership	☒	No single-trigger change in control severance payments
	–Significant personal investments in AGM common stock and Apollo funds	☒	No hedging transactions or short sales of our common stock permitted for any executive officer
	–Non-compete and non-solicit covenants	☒	No excise tax gross-ups
☑	Meaningful share ownership guidelines covering all NEOs were adopted in 2022
☑	Adopted a recoupment policy in 2022 (covering all NEOs) that provides for the recovery of incentive compensation if an employee engages in a detrimental activity and as otherwise required by law
☑	Engage proactively with shareholders and other stakeholders
☑	Include only independent directors on the compensation committee
☑	Utilize an independent compensation consultant
General Compensation Philosophy
Alignment of Interests with Investors and Stockholders. Our principal compensation philosophy is to align the long-term interests of our named executive officers and other key employees with those of our stockholders and investors in the funds we manage. This alignment, which we believe is a key driver of our success, has been achieved principally by our professionals’ direct beneficial ownership of equity in our business in the form of shares of common stock of AGM (“AGM Shares”), their rights to receive a portion of the performance fees earned from the funds we manage or to receive compensation based on the level of performance fees earned, the direct investment by our professionals in the funds we manage and our practice of paying annual compensation partly in the form of equity-based grants that are subject to vesting.
Long-Term Performance and Commitment. Most of our professionals (including Messrs. Kelly, Worsoe, Vielehr and Weideman) are issued AGM RSUs as part of their year-end variable compensation, which provide rights to receive AGM Shares and, in some instances, dividend equivalents on those shares. The portion of the variable compensation paid as AGM RSUs increases as the employee’s total compensation increases. The vesting, delayed liquidity and restrictive covenants (including forfeiture upon competition) features of these awards, and, for certain executives (including all named executive officers), the application of the executive share ownership guidelines to these awards, contribute to our professionals’ focus on long-term performance while enhancing retention of these professionals. Certain of the AGM RSUs granted to our named executive officers and professionals vest based on both continued service and AGM’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense. We believe these performance measures help to promote the interests of our stockholders and investors in the funds we manage by making AGM RSU vesting contingent on the realization and distribution of profits on such funds. By requiring our named executive officers to be subject to non-competition, confidentiality and other limitations on behavior described below under “Potential Payments upon Termination or Change in Control,” we further reinforce our culture of fiduciary protection of the investors in the funds we manage and our stockholders.
Significant Personal Investment. Our named executive officers and other professionals generally make significant personal investments in the funds we manage (as more fully described under “Item 13. Certain Relationships and Related Transactions, and Director Independence”), directly or indirectly, and our named executive officers and other professionals who receive rights to performance fees (excluding rights in respect of non-drawdown-style funds and certain pooled performance fee vehicles) from the funds we manage are generally required to invest their own capital in the funds on which they work in amounts that are proportionate to the size of their participation in performance fees. We believe that these investments help to ensure that our professionals have capital at risk and reinforce the linkage between the success of the funds we manage, the success of the Company and the amounts earned by our professionals. Our eligible professionals are generally permitted to invest in the funds we manage free of management fees and, in certain instances, performance fees. These opportunities further align our employees with the investors in the funds we manage and our stockholders, encourage our professionals to work across the integrated asset management platform and bolster links among our various businesses.
Discouragement of Excessive Risk-Taking. Our compensation program includes significant elements that discourage excessive risk-taking while aligning the compensation of our professionals with our long-term performance. For example, a portion of our employees’ annual incentive compensation is paid in the form of RSUs that are subject to vesting, which reinforces employee focus on the Company’s long-term performance and enhances alignment with our stockholders. With regard to carried interest, we generally make payments in respect of performance fee allocations to our employees only after profitable investments have actually been realized. Similarly, for the funds that pay incentive fees, employees receive distributions of such fees only after the fund has appreciated in value (typically above a specified level) during the applicable period. This helps to ensure that our professionals take a long-term view that is consistent with the interests of the Company, our stockholders and the investors in the funds we manage. Moreover, if a drawdown-style fund fails to achieve specified investment returns due to diminished performance of later investments, our performance fee program relating to that fund generally permits, for the benefit of the limited partner investors in that fund, the return of performance fee distributions (generally net of tax) previously made to us or our employees. These provisions discourage excessive risk-taking and promote a long-term view that is consistent with the interests of the fund investors and our stockholders. In addition, our recoupment policy encourages compliance with our policies and discourages activities detrimental to the Company. Our general requirement that our professionals who hold direct performance fee rights in our drawdown-style funds, invest in those funds, further aligns the interests of our professionals, fund investors and stockholders. Finally, the minimum retained ownership requirements prescribed under the executive share ownership guidelines applicable to certain executives, and the delayed liquidity of certain AGM RSUs, discourage excessive risk-taking because the value is tied directly to the long-term performance of AGM Shares. Although investments in alternative assets can pose risks, we believe that these features help to mitigate those risks.
Compensation Elements for Named Executive Officers
Consistent with our emphasis on alignment of interests with our stockholders, our clients and fund investors, compensation elements tied to the performance of AGM Shares, the profitability of our different businesses and the profitability of the funds that we manage are the primary means of compensating our named executive officers. The key elements of the compensation of our named executive officers during fiscal year 2022 are described below.
Annual Salary. Each of our named executive officers receives an annual salary. We believe that the compensation of our executive officers should primarily be tied to performance, and accordingly, for all of our named executive officers (other than Mr. Kelly), annual salaries constituted a relatively small component of their overall compensation in 2022. The 2022 base salaries of our named executive officers are set forth in the Summary Compensation Table below. Since January 1, 2022, the compensation committee of AGM, our parent corporation, has assumed responsibility for AGM NEO compensation, including for Messrs. Kleinman, Zelter and Kelly, and Messrs. Kleinman and Zelter have determined the base salaries of our named executive officers (excluding themselves and Mr. Kelly). Base salaries are generally assessed by taking into consideration historic compensation levels of the officer, competitive market dynamics and each officer’s level of responsibility and anticipated contributions to our overall success. The base salary for each of Messrs. Kleinman and Zelter is $100,000.
RSUs. We award AGM RSUs to our named executive officers, other than Messrs. Rowan, Kleinman and Zelter, to enhance their alignment with our stockholders. In connection with Mr. Worsoe’s appointment as our chief financial officer, Mr. Worsoe received a one-time award of cash incentive income RSUs of AGM (“CII RSUs”) with an aggregate value of $7,500,000, which vest in three equal annual installments, subject to Mr. Worsoe’s continued employment on each vesting date and the attainment of performance fees sufficient to cover the associated equity-based compensation expense. Such CII RSU grant is intended to serve as a key component of Mr. Worsoe’s compensation package for the initial three years of his employment.
In connection with Mr. Vielehr’s appointment as our Chief Operating Officer, Mr. Vielehr received a one-time CII RSU award with an aggregate value of $13,500,000, which vests in three equal annual installments, subject to the attainment of receipt of performance fees sufficient to cover the associated equity-based compensation expense and to certain other terms of Mr. Vielehr’s award agreement. Mr. Vielehr also received additional one-time grants of CII RSUs in lieu of certain compensation from his prior employer that he forfeited: (1) one grant of CII RSUs in the amount of up to $5,350,000 (eligible to vest upon an involuntary termination), and (2) one grant of CII RSUs in the amount of $3,750,000, which awards will vest in three equal annual installments, subject to the attainment of receipt of performance fees sufficient to cover the associated equity-based compensation expense. Such CII RSU grants are intended to serve as key components of Mr. Vielehr’s compensation package for the initial three years of his employment.
In connection with the Mergers, in 2022, Mr. Weideman received a one-time award of CII RSUs with an aggregate value of approximately $3,000,000, that vests in three equal annual installments, subject to the attainment of performance fees sufficient to cover the associated equity-based compensation expense.
In December 2022, the compensation committee of AGM approved an award of AGM RSUs to Mr. Kelly as a component of his year-end compensation for services performed in 2022 (which RSUs were granted in February 2023).
All of the NEOs’ RSU awards discussed here are reflected in the Stock Awards column of the Summary Compensation Table.
Performance Fees. Performance fee entitlements with respect to the funds we manage confer rights to participate in distributions made to investors following the realization of an investment or receipt of operating profit from an investment by the fund, provided the fund has attained a specified performance return. Distributions of performance fees from limited life funds generally are subject to contingent repayment (generally net of tax) if the fund fails to achieve specified investment returns due to diminished performance of later investments, while distributions of operating profit earned from funds that are not designed to have a limited life are generally not subject to contingent repayment. The actual gross amount of performance fees available for distribution is a function of the performance of the applicable fund. For these reasons, we believe that participation in performance fees generated by the funds we manage aligns the interests of our participating named executive officers with those of our stockholders and fund investors. We currently have two principal types of performance fee programs, which we refer to as “dedicated” and “incentive pool.”
Performance Fees: Dedicated. Messrs. Kleinman, Zelter, Kelly and Civale have historically been awarded rights to participate in a dedicated percentage of the performance fee income earned by the general partners of certain of the funds we manage. Dedicated performance fee rights in the private equity funds we manage are typically subject to vesting, which rewards long-term commitment to the Company and thereby enhances the alignment of participants’ interests with the Company. Messrs. Kleinman, Zelter, Kelly and Civale also received additional performance fee rights in 2022. In 2022, Messrs. Kelly and Weideman began participating in a program in which performance fees that accrue may be notionally invested by participants in a fund that we manage until paid. Rights to payments under the program vest after three years, subject to continued employment, with the first payment to be made in 2025. As with other amounts distributed in respect of other performance fees, our financial statements characterize performance fee income allocated to participating professionals in respect of their dedicated performance fee rights as compensation. Amounts paid in respect of dedicated performance fees are included in the “All Other Compensation” column of the Summary Compensation Table.
A portion of the performance fees distributed by certain of the legacy investment funds we manage is required to be used by our employees who have dedicated rights to participate in those amounts to purchase restricted AGM Shares, or that portion is delivered to them as a grant of AGM RSUs. This practice further promotes alignment with our stockholders and motivates participating professionals to maximize the success of the Company as a whole. Messrs. Kleinman, Zelter, Kelly and Civale have received grants of AGM restricted shares or RSUs as a result of their participation in legacy performance fee programs that require that a portion of the performance fee amounts be used to purchase restricted AGM Shares, or is settled in the form of a grant of AGM RSUs. The restricted shares vest in three equal annual installments from a vesting date specified at the time of the award. The restricted shares participate in any distributions made on AGM Shares. The number of AGM restricted shares and RSUs that were granted in 2022 was determined pursuant to the formula prescribed by the applicable performance fee program, which converts the specified portion of the performance fee income to be paid or distributed into a number of AGM Shares based on the volume-weighted average price as of a prescribed date in the applicable calendar quarter. In accordance with applicable rules, the Summary Compensation Table and Grants of Plan-Based Awards Table include the AGM restricted shares and RSUs acquired by our named executive officers in 2022 in respect of performance fee amounts received.
Performance Fees: Incentive Pool. Our performance-based incentive arrangement, referred to as the incentive pool, further aligns the overall compensation of certain of our professionals to the realized performance of our business. The incentive pool provides for compensation based on realized performance fees and enhances our capacity to offer competitive compensation opportunities to our professionals. “Realized performance fees” means performance fees earned by the general partners of the funds we manage under the applicable fund limited partnership agreements based upon transactions that have closed or other rights to incentive income cash that have become fixed in the applicable calendar year period. Under this arrangement, Messrs. Kelly, Worsoe, Vielehr and Weideman, among other of our professionals, received incentive pool performance fees earned during 2022. During 2022, AGM determined the amount of the realized performance fees to place into the incentive pool in its discretion after considering various factors, including profitability, management company cash requirements and anticipated future costs, provided that the incentive pool consists of an amount equal to at least 1% of the realized performance fees attributable to profits generated after creation of the incentive pool that were taxable in the applicable year and not allocable to dedicated performance fee entitlements. Each participant in the incentive pool is entitled to receive, as a mandatory component of participation in the incentive pool, his or her pro rata share of this 1% amount each year, provided the participant remains employed by us at the time of allocation.
Annual Cash Partner Benefits Stipend. Messrs. Kelly, Worsoe, Vielehr and Weideman receive a supplemental annual cash partner benefits stipend of $250,000 that may be used for benefits or for other purposes.
Determination of Compensation of Named Executive Officers
Since January 1, 2022, the AGM compensation committee, which is composed solely of independent directors, has assumed responsibility for AGM NEO compensation, including for Messrs. Kleinman, Zelter and Kelly, and Messrs. Kleinman and Zelter have determined the compensation of our named executive officers (excluding themselves and Mr. Kelly). Compensation terms for Messrs. Kleinman and Zelter, reflected in their employment arrangements, were determined prior to 2022, and no changes were made to them during 2022. Neither Mr. Kleinman nor Mr. Zelter received an annual bonus in 2022. For the other named executive officers for which Messrs. Kleinman and Zelter determined compensation, factors that our Co-Presidents considered in making determinations in respect of the discretionary component of their annual incentive awards include the type, scope and level of responsibilities, corporate citizenship, enterprise-wide financial performance, and the named executive officer’s overall contributions to our success. Our Co-Presidents also considered prior year compensation, the appropriate balance between incentives for long-term and short-term performance, competitive market dynamics and the compensation paid to their peers within the Company.
We believe that the compensation of our professionals should primarily be tied to AGM stock performance and the profitability of our different businesses and managed funds. Consistent with past years, our Co-Presidents in 2022 provided that annual salaries for the other named executive officers constituted a relatively small component of the NEOs’ overall compensation (other than Mr. Kelly). The 2022 annual distributions from the incentive pool for Messrs. Kelly, Worsoe, Vielehr and Weideman all included a discretionary allocation that was based on the Company’s performance and the AGM compensation committee’s determination of such NEO’s individual contributions to the Company’s performance.
Employment Agreements
Each of our NEOs are party to employment agreements, as summarized below.
Employment, Non-Competition and Non-Solicitation Agreement with Co-Presidents, Scott Kleinman and James Zelter
On November 30, 2021, an ad hoc committee of the Company’s Board of Directors (that preceded the formation of the AGM compensation committee) approved new employment agreements for our Co-Presidents, Scott Kleinman and James Zelter. These new agreements govern their compensation for the next five years as they lead the Company following the Mergers. Under these agreements, the Co-Presidents each gave up all existing cash incentive compensation arrangements to the extent unvested and agreed to forgo all future entitlements in respect of bonus, unvested carry and other forms of compensation. In return, they are each earning the equivalent of one million AGM Shares per year for five years, plus the opportunity to earn an additional one million AGM Shares for meeting the fee-related earnings and spread-related earnings per share targets that the Company established in materials it shared with its public stockholders on October 19, 2021, in connection with its Investor Day. None of the AGM Shares underlying this one-time grant of six million AGM RSUs will be delivered or transferable until five years after grant. Consistent with Apollo’s compensation philosophy of encouraging and rewarding extended periods of outstanding service, three million AGM Shares were vested at grant (subject to certain restrictive covenants) and the remainder are eligible to vest at the end of five years. We believe these arrangements drive complete alignment with Apollo’s stockholders.
Under their agreements, effective January 1, 2022, each of Messrs. Kleinman and Zelter receive an annual base salary of $100,000 per year and receive no further bonuses, allocations of performance fees or other forms of new compensation.
As required by the terms of their current performance fee arrangements, each of Messrs. Kleinman and Zelter has made investments of his own capital in various funds we manage, which investments continue.
Employment Agreement with Chief Financial Officer, Johannes Worsoe
On February 11, 2022, we entered into an employment agreement with Mr. Worsoe, our Chief Financial Officer, effective as of March 15, 2022. Under his employment agreement, Mr. Worsoe’s annual base salary is $650,000 and he is eligible for an annual discretionary award (which, for 2022, had a target value of $1,850,000, the cash portion of which was paid as an allocation from the incentive pool). As noted above, in connection with Mr. Worsoe’s appointment as our Chief Financial Officer, Mr. Worsoe received a one-time award of CII RSUs with an aggregate value of $7,500,000, which vests in three equal annual installments, subject to his continued employment on each vesting date and the receipt of performance fees sufficient to cover the associated equity-based compensation expense. This CII RSU award is intended to constitute a significant portion of his annual compensation over a three-year period. Mr. Worsoe is also eligible for an annual partner benefits stipend in the amount of $250,000. In addition, a portion of his total annual compensation may be paid in the form of AGM RSUs or other equity awards that are subject to vesting.
Employment, Non-Competition and Non-Solicitation Agreement with Former Chief Financial Officer, Martin Kelly
On July 2, 2012, we entered into an employment, non-competition and non-solicitation agreement with Martin Kelly, our former Chief Financial Officer (who continues as the chief financial officer of AGM). Mr. Kelly’s annual base salary is $1,000,000 and he is eligible for an annual allocation from the incentive pool in an amount to be determined by the compensation committee in its discretion.
Employment Agreement with Chief Operating Officer, Byron Vielehr
On August 24, 2022, we entered into an employment agreement with Mr. Vielehr, our Chief Operating Officer, effective as of September 30, 2022. Under his employment agreement, Mr. Vielehr’s annual base salary is $650,000 and he is eligible for an annual discretionary award (which, for 2022, had a target value of $1,850,000 and was paid as an allocation from the incentive pool). As noted above, in connection with Mr. Vielehr’s appointment as our Chief Operating Officer, Mr. Vielehr received a one-time award of CII RSUs with an aggregate value of $13,500,000, which vest in three equal annual installments, subject to his continued employment on each vesting date and the receipt of performance fees sufficient to cover the associated equity-based compensation expense. Mr. Vielehr also received additional one-time grants of CII RSUs in lieu of certain compensation from his prior employer that he forfeited: (1) one grant of CII RSUs in the amount of up to $5,350,000 (eligible to vest upon an involuntary termination), and (2) one grant of CII RSUs in the amount of $3,750,000, which awards will vest in three equal annual installments. These CII RSU awards are intended to constitute a significant portion of his annual compensation over a three-year period. Mr. Vielehr is also eligible for an annual partner benefits stipend in the amount of $250,000. In addition, a portion of his total annual compensation may be paid in the form of AGM RSUs or other equity awards that are subject to vesting.
Employment Agreement with Global General Counsel, Christian Weideman
On December 15, 2016, we entered into an employment agreement with Mr. Weideman, our Global General Counsel, effective as of January 23, 2017. Under his employment agreement, Mr. Weideman’s annual base salary is $400,000 (currently $650,000) and he is eligible for an annual discretionary award (which, for 2022, was paid as an allocation from the incentive pool). A portion of Mr. Weideman’s total annual compensation may be paid in the form of AGM RSUs or other equity awards that are subject to vesting.
Executive Share Ownership Guidelines
The compensation committee of AGM adopted the executive share ownership guidelines, effective as of November 1, 2022, pursuant to which all executive officers of AAM, as well as certain members of senior management of AGM, AAM and AHL, are subject to minimum stock ownership requirements in connection with their service. The executive share ownership guidelines are consistent with good governance and enhance alignment with stockholders. The named executive officers are required to hold AGM Shares with the following aggregate values: each of Messrs. Kleinman and Zelter - $10 million; each of

Messrs. Worsoe, Vielehr and Weideman – three times his annual base salary. All of the named executive officers are in compliance with their respective requirements under the executive share ownership guidelines.
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
Under final regulations released in December 2020 that reversed a long-standing position of the Internal Revenue Service, Section 162(m) applies to corporations, such as the Company, in respect of the compensation of covered employees of an operating partnership for which the compensation deduction is allocable to the corporation based on its interest in the partnership. While we consider the deductibility of compensation as a factor in making compensation decisions, we retain the flexibility to provide compensation that is consistent with the Company’s goals for its executive compensation program, even if such compensation is not tax deductible.
Compensation Committee Interlocks and Insider Participation
Because we are a controlled company, our Board of Directors does not have a compensation committee. Instead, since January 1, 2022, Messrs. Kleinman and Zelter have determined the compensation of our named executive officers (excluding themselves and Mr. Kelly, for whom compensation decisions are made by the compensation committee of AGM). For information about related person transactions involving members of our Board of Directors, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Compensation Committee Report
As noted above, our Board of Directors does not have a compensation committee. Our Board of Directors has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, has determined that the Compensation Discussion and Analysis should be included in this Annual Report on Form 10-K.

Jessica Bibliowicz
Michael Ducey
Scott Kleinman
A.B. Krongard
Pauline Richards
James Zelter

Summary Compensation Table
The following Summary Compensation Table sets forth information concerning the compensation earned by, awarded or paid to our principal executive officers, our current and former principal financial officer and our three other most highly compensated executive officers for the fiscal year ended December 31, 2022. For Messrs. Kleinman and Zelter, 2022 amounts in the “Stock Awards” column relate to legacy performance fee programs in which they had vested before 2022 that require that a portion of the performance fee amounts be used to purchase restricted shares of common stock or that portion is delivered to them as a grant of AGM RSUs. Similarly, awards reported under the “All Other Compensation” column for Messrs. Kleinman and Zelter are distributions with respect to vested partnership interests that were awarded prior to 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Scott Kleinman, Co-President	2022	100,000	—	3,976,560	8,081,234	12,157,794
	2021	1,200,000	—	392,478,845	43,308,266	436,987,111
	2020	1,200,000	—	3,453,704	3,014,797	7,668,501
James Zelter, Co-President	2022	100,000	—	1,129,438	4,553,224	5,782,662
	2021	100,000	—	394,592,295	8,894,057	403,586,352
	2020	100,000	—	7,270,328	3,892,056	11,262,384
Johannes Worsoe, Chief Financial Officer (beginning February 28, 2022)	2022	544,676	—	6,703,963	1,392,560	8,641,199
Martin Kelly(3), Former Chief Financial Officer (before February 28, 2022)	2022	1,000,000	—	1,082,082	1,491,637	3,573,719
	2021	1,000,000	—	19,160,680	4,135,828	24,296,508
	2020	1,000,000	—	7,396,975	1,109,528	9,506,503
Anthony Civale(3), Former Chief Operating Officer (before June 30, 2022)	2022	100,000	—	374,493	2,587,961	3,062,454
	2021	100,000	—	18,566,763	8,734,567	27,401,330
	2020	100,000	—	5,911,027	939,418	6,950,445
Byron Vielehr, Chief Operating Officer (beginning September 30, 2022)	2022	164,962		21,148,146	1,602,500	22,915,608
Christian Weideman, Global General Counsel	2022	650,000	—	3,768,044	1,350,000	5,768,044

(1) Represents the aggregate grant date fair value of stock awards granted, as applicable, computed in accordance with FASB ASC Topic 718. For Messrs. Kleinman and Zelter, amounts shown relate to legacy performance fee programs in which they had vested before 2022 that require that a portion of the performance fee distributions be used to purchase restricted shares of common stock or is delivered to them as a grant of AGM RSUs. The amounts shown do not reflect compensation actually received by the named executive officers, but instead represent the aggregate grant date fair value of the awards. See note 13 to our consolidated financial statements for further information concerning the assumptions made in valuing our AGM RSU awards.

(2) Amounts included for 2022 represent, in part, actual incentive pool cash distributions of $1,142,560 for Mr. Worsoe, $1,175,000 for Mr. Kelly, $1,352,500 for Mr. Vielehr and $1,100,000 for Mr. Weideman, realized carry cash distributions of $8,081,234 for Mr. Kleinman, $4,450,358 for Mr. Zelter, $66,637 for Mr. Kelly and $2,587,961 for Mr. Civale and partner benefits stipends of $250,000 for each of Messrs. Worsoe, Kelly, Vielehr and Weideman. For Messrs. Zelter and Civale, the foregoing 2022 amounts include $3,584,647 and $1,240,510, respectively, in cash received in respect of other dedicated performance fee rights. The “All Other Compensation” column for 2022 also includes costs relating to Company-provided cars and drivers for the business and personal use of Mr. Zelter. We provide this benefit because we believe that its cost is outweighed by the convenience, increased efficiency and added security and confidentiality that it offers. Mr. Zelter’s personal use cost was approximately $99,586 and includes both fixed and variable costs, including driver compensation, driver meals, fuel, parking, tolls, repairs and maintenance. Except as discussed in this paragraph, no 2022 perquisites or personal benefits individually exceeded the greater of $25,000 or 10% of the total amount of all perquisites and other personal benefits reported for the named executive officer. The 2022 cost of excess liability insurance provided to our named executive officers falls below this threshold. Messrs. Kleinman, Kelly, Vielehr, Worsoe, Weideman and Civale did not receive perquisites or personal benefits 2022, except for incidental benefits having an aggregate value of less than $10,000. Our named executive officers also receive secretarial support with respect to personal matters, for which we incur no incremental cost. Accordingly, no such amounts are included in the Summary Compensation Table.

(3) Amounts shown include all compensation received from the Company or AGM during 2022, including for periods after Messrs. Kelly and Civale ceased to be executive officers of the Company.

Grants of Plan-Based Awards
The following table presents information regarding AGM RSUs and restricted shares granted to our named executive officers under the AGM equity plans in 2022. No options were granted to a named executive officer in 2022.

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards Target (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	Grant Date Fair Value or Modification Date Incremental Fair Value of Stock and Option Awards ($)(2)
Scott Kleinman	February 15, 2022	—	22,051	1,521,960
	February 15, 2022	—	22,190	1,531,554
	May 16, 2022	—	9,082	473,758
	August 16, 2022	—	457	26,959
	August 16, 2022	—	2,792	164,701
	November 15, 2022	—	725	45,612
	November 15, 2022	—	3,370	212,016
James Zelter	February 15, 2022	—	16,364	1,129,438
Johannes Worsoe	May 16, 2022	—	143,831	6,703,963
Martin Kelly	February 17, 2022	—	17,006	1,069,677
	February 15, 2022	—	162	11,181
	August 16, 2022	—	9	531
	November 15, 2022	—	11	692
Anthony Civale	February 15, 2022	—	2,188	151,015
	February 15, 2022	—	3,113	214,858
	August 16, 2022	—	64	3,775
	November 15, 2022	—	77	4,844
Byron Vielehr	November 15, 2022	—	77,534	4,481,887
	November 15, 2022	—	216,783	13,043,183
	November 15, 2022	—	60,217	3,623,076
Christian Weideman	February 17, 2022	—	48,172	3,079,414
	February 17, 2022	—	10,948	688,629

(1) Represents the number of AGM RSUs and restricted shares granted, as applicable. AGM RSUs and restricted shares are discussed above under “—Compensation Elements for Named Executive Officers—RSUs” and “Compensation Elements for Named Executive Officers—Performance Fees: Dedicated” respectively. Except for any RSUs granted to them on February 17, 2022, all above awards for Messrs. Kelly, Kleinman, Zelter and Civale were restricted shares or RSUs granted in respect of performance fee entitlements entered into prior to 2022.

(2) Represents the aggregate grant date fair value of the AGM RSUs and restricted shares granted in 2022, computed in accordance with FASB ASC Topic 718. The amounts shown do not reflect compensation actually received, but instead represent the aggregate grant date fair value of the award.

Outstanding Equity Awards at Fiscal Year-End
The following table presents information regarding unvested AGM RSU and restricted share awards made by us to our named executive officers under the AGM equity plans that were outstanding at December 31, 2022. Our named executive officers did not hold any options at fiscal year-end.

Name	Grant Date	Number of Shares, Units or Other Rights That Have Not Vested (#)		Market or Payout Value of Shares, Units or Other Rights That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Scott Kleinman	November 15, 2022	3,370	(3)	214,972	—		—
	November 15, 2022	725	(3)	46,248	—		—
	August 16, 2022	2,792	(4)	178,102	—		—
	August 16, 2022	457	(4)	29,152	—		—
	May 16, 2022	9,082	(5)	579,341	—		—
	February 15, 2022	14,701	(6)	937,777	—		—
	February 15, 2022	14,794	(6)	943,709	—		—
	December 1, 2021	—		—	1,000,000	(7)	63,790,001
	December 1, 2021	2,000,000	(8)	127,580,002	—		—
	November 17, 2021	19,563	(9)	1,247,924	—		—
	November 17, 2021	27,784	(9)	1,772,341	—		—
	August 17, 2021	45,844	(10)	2,924,389	—		—
	February 19, 2021	1,400	(11)	89,306	—		—
	January 8, 2018	160,000	(13)	10,206,400	—		—
James Zelter	February 15, 2022	16,364	(14)	1,043,860	—		—
	December 1, 2021	—		—	1,000,000	(7)	63,790,001
	December 1, 2021	2,000,000	(8)	127,580,002	—		—
	November 17, 2021	100	(15)	6,379	—		—
	November 17, 2021	16	(15)	1,021	—		—
	August 17, 2021	34	(16)	2,169	—		—
	May 18, 2021	38	(17)	2,424	—		—
	February 19, 2021	117,056	(18)	7,467,002	—		—
	February 17, 2021	13,421	(19)	856,126	—		—
	February 11, 2020	94,692	(20)	6,040,403	—		—
	January 8, 2018	500,000	(21)	31,895,001	—		—
Johannes Worsoe	May 16, 2022	143,831	(22)	9,174,980	—		—
Martin Kelly	November 15, 2022	11	(3)	702	—		—
	August 16, 2022	9	(4)	574	—		—
	February 17, 2022	11,338	(23)	723,251	—		—
	February 15, 2022	108	(24)	6,889	—		—
	November 17, 2021	134	(9)	8,548	—		—
	August 17, 2021	811	(10)	51,734	—		—
	February 19, 2021	3,788	(25)	241,637	—		—
	February 19, 2021	46,823	(26)	2,986,839	—		—
	February 19, 2021	3,902	(12)	248,909	—		—
	February 11, 2020	94,692	(27)	6,040,403	—		—
	January 10, 2019	40,097	(28)	2,557,788	—		—
Anthony Civale	February 19, 2021	46,823	(18)	2,986,839	—		—
	February 11, 2020	75,753	(22)	4,832,284	—		—
	June 5, 2018	207,654	(13)	13,246,249	—		—
Bryon Vielehr	November 15, 2022	77,534	(29)	4,945,894	—		—
	November 15, 2022	216,783	(29)	13,828,588	—		—
	November 15, 2022	60,217	(29)	3,841,242	—		—

Christian Weideman	February 17, 2022	32,115	(28)	2,048,616	—	—
	February 17, 2022	7,299	(23)	465,603	—	—
	February 19, 2021	17,559	(18)	1,120,089	—	—
	February 19, 2021	1,919	(11)	122,413	—	—
	February 11, 2020	6,313	(20)	402,706	—	—
	April 1, 2017	1,590	(30)	101,426	—	—

(1) The dollar amounts shown in this column are determined by multiplying the number of shares or units reported in the “Number of Shares, Units or Other Rights That Have Not Vested” column by $63.79, the closing price of an AGM Share on the last trading day of 2022.

(2) The dollar amounts shown in this column are determined by multiplying the number of shares or units reported in the “Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested” column by $63.79, the closing price of an AGM Share on the last trading day of 2022.

(3) AGM restricted shares that vest in substantially equal annual installments on August 15 of each of 2023, 2024 and 2025.
(4) AGM restricted shares that vest in substantially equal annual installments on May 15 of each of 2023, 2024 and 2025.
(5) AGM restricted shares that vest in substantially equal annual installments on February 15 of each of 2023, 2024 and 2025.
(6) AGM restricted shares that vest in substantially equal annual installments on November 15 of each of 2023 and 2024.
(7) AGM RSUs that vest on April 1, 2027, subject to achievement of fee-related and spread-related earnings targets.
(8) AGM RSUs that vest on January 1, 2027.
(9) AGM restricted shares that vest in substantially equal annual installments on August 15 of each of 2023 and 2024.
(10) AGM restricted shares that vest in substantially equal annual installments on May 15 of each of 2023 and 2024.
(11) AGM RSUs that vest on December 31, 2023.
(12) AGM RSUs that vest in substantially equal annual installments on January 1, 2023 and 2024, subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense as of such date.

(13) AGM RSUs that vest on January 1, 2023, subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense as of such date.

(14) AGM RSUs that vest in substantially equal annual installments on February 15 of each of 2023, 2024 and 2025.
(15) AGM RSUs that vest in substantially equal annual installments on November 15 of each of 2023 and 2024.
(16) AGM RSUs that vest in substantially equal annual installments on August 15 of each of 2023 and 2024.
(17) AGM RSUs that vest in substantially equal annual installments on May 15 of each of 2023 and 2024.
(18) AGM RSUs that vest in substantially equal annual installments on January 1 of each of 2023, 2024, 2025 and 2026, subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense as of such date.

(19) AGM RSUs that vest in substantially equal annual installments on February 15 of each of 2023 and 2024.
(20) AGM RSUs that vest in substantially equal annual installments on January 1 of each of 2023, 2024 and 2025, subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense as of such date.

(21) AGM RSUs that vest on January 1, 2023, subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense as of such date.

(22) AGM RSUs that vest in substantially equal annual installments on January 1 of each of 2023, 2024 and 2025, subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense as of such date.

(23) AGM RSUs that vest in substantially equal annual installments on December 31 of each of 2023 and 2024.
(24) AGM restricted shares that vest in substantially equal annual installments on November 15 of each of 2023 and 2024.
(25) AGM RSUs that vest in substantially equal annual installments on January 1 of each of 2023 and 2024.
(26) AGM RSUs that vest in substantially equal annual installments on January 1 of each of 2023, 2024, 2025 and 2026, subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense as of such date.

(27) AGM RSUs that vest in substantially equal annual installments on January 1 of each of 2023, 2024 and 2025, subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense as of such date.

(28) AGM RSUs that vest in substantially equal annual installments on January 1 of each of 2023 and 2024, subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense as of such date.

(29) AGM RSUs that vest in substantially equal installments on October 1 of each of 2023, 2024 and 2025, subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense as of such date.

(30) AGM RSUs that vest on March 31, 2023.

Option Exercises and Stock Vested
The following table presents information regarding the number of outstanding initially unvested AGM RSUs and restricted shares held by our named executive officers that vested during 2022 and the number of vested AGM RSUs that were granted during 2022. The amounts shown below do not reflect compensation actually received by the named executive officers, but instead are calculations of the number of AGM RSUs and restricted shares that vested (or that were vested at grant) during 2022 based on the closing price of an AGM Share on the date of vesting. AGM Shares received by our named executive officers in respect of vested AGM RSUs are subject to our retained ownership requirements prescribed under the executive share ownership guidelines. No options were exercised by our named executive officers in 2022.

Name	Type of Award	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Scott Kleinman	RSUs	161,399	11,534,042
	Restricted Shares	97,559	5,957,056
James Zelter	RSUs	570,522	40,762,022
	Restricted Shares	—	—
Johannes Worsoe	RSUs	—	—
	Restricted Shares	—	—
Martin Kelly	RSUs	78,809	5,532,393
	Restricted Shares	1,168	70,597
Anthony Civale	RSUs	249,764	17,844,484
	Restricted Shares	18,544	1,100,511
Byron Vielehr	RSUs	—	—
	Restricted Shares	—	—
Christian Weideman	RSUs	36,405	2,294,409
	Restricted Shares	—	—

(1) Amounts calculated by multiplying the number of AGM RSUs or restricted shares held by the named executive officer that vested on each applicable vesting date in 2022 by the closing price per AGM Share on that date. Except for AGM RSUs that were vested at grant, for which the associated AGM Shares are not scheduled to be delivered until 2027, AGM Shares underlying the vested AGM RSUs were issued to the named executive officer shortly after they vested.

Potential Payments upon Termination or Change in Control
None of the named executive officers is entitled to payment or other benefits in connection with a change in control.
We may terminate Mr. Kleinman’s employment with or without cause, and we will provide 90 days’ notice (or payment in lieu of such period of notice) prior to a termination without cause. Mr. Kleinman is required to provide 90 days’ notice prior to a resignation for any reason. If his employment is terminated by us without cause, he will vest in 50% of any unvested portion of his AGM restricted shares, and upon such a termination or a resignation with good reason, Mr. Kleinman will vest in 100% of the time-vesting AGM RSUs granted to him in December 2021. Upon his termination of employment by reason of death or disability, Mr. Kleinman will vest in 50% or more of his then-unvested AGM RSUs and restricted shares. All additional vesting of AGM RSUs subject to the Company’s receipt of performance fees within prescribed periods remains subject to those requirements. If Mr. Kleinman’s employment is terminated without cause, or he resigns for any reason, he will be entitled to retain his vested dedicated performance fee rights. Mr. Kleinman is required to protect the confidential information of Apollo both during and after employment. In addition, during employment and for 24 months thereafter, he is obligated to refrain from soliciting our employees, investors or other business relations, and, during his employment and for 18 months thereafter, from competing with us.
We may terminate Mr. Zelter’s employment with or without cause, and we will provide 90 days’ notice (or payment in lieu of such period of notice) prior to a termination without cause. Mr. Zelter is required to provide 90 days’ notice prior to a resignation for any reason. If his employment is terminated by us without cause, Mr. Zelter will vest in 50% of any unvested portion of his AGM restricted shares and RSUs he received in respect of certain performance fee entitlements and, upon such a termination or a resignation with good reason, Mr. Zelter will vest in 100% of the time-vesting AGM RSUs granted to him in December 2021. Upon his termination of employment by reason of death or disability, Mr. Zelter will vest in 50% or more of his then-unvested AGM RSUs and restricted shares. All additional vesting of AGM RSUs subject to the Company’s receipt of performance fees within prescribed periods remains subject to those requirements. If Mr. Zelter’s employment is terminated without cause or he resigns for any reason, he will also be entitled to retain his vested dedicated performance fee rights. Mr. Zelter is required to protect the confidential information of Apollo both during and after employment. In addition, during his employment and for 24 months thereafter, he is also obligated to refrain from soliciting our employees, investors or other business relations, and, during his employment and for 18 months thereafter, from competing with us.
As discussed above, we entered into a retirement agreement with Mr. Civale on February 3, 2022, pursuant to which Mr. Civale transitioned to a non-executive officer role on July 1, 2022. Mr. Civale officially retired and his employment ceased on January 6, 2023. Based on Mr. Civale’s having devoted his career to the Company and having played a pivotal role in the Company’s growth and success, he received certain benefits as part of his retirement agreement, including retaining and remaining eligible to vest in the majority of his equity awards and carry points, subject to certain conditions, including abiding by all continuing obligations to Apollo, refraining from engaging in competitive activity and remaining available to provide limited ad hoc advisory services on an as-needed basis.
We may terminate Mr. Worsoe’s or Mr. Vielehr’s employment with or without cause, and we will provide 90 days’ notice (or payment in lieu of such period of notice) to either such executive officer prior to a termination without cause. Each is required to provide 90 days’ notice prior to a resignation for any reason. Upon Mr. Vielehr’s or Mr. Worsoe’s termination of employment due to death or disability, his CII RSUs will accelerate and vest in full, subject to attainment of cash incentive income goals within prescribed periods. Messrs. Worsoe and Vielehr are obligated to refrain from soliciting our employees until 18 months after employment, from soliciting our investors or other business relations until 12 months after employment, and from competing with us until nine months after employment. Each is also subject to perpetual confidentiality covenants.
We may terminate Mr. Weideman’s employment with or without cause, and we will provide 90 days’ notice prior to a termination without cause. Mr. Weideman is required to provide 90 days’ notice prior to a resignation for any reason. Upon Mr. Weideman’s termination of employment due to death or disability, 50% or more of Mr. Weideman’s RSUs will accelerate and vest, with such vesting of CII RSUs subject to attainment of cash incentive income goals within prescribed periods. To the extent consistent with applicable rules, Mr. Weideman is obligated to refrain from soliciting our employees until 18 months after employment, from soliciting our investors or other business relations until 12 months after employment, and from competing with us until nine months after employment. Mr. Weideman is also subject to perpetual confidentiality covenants.
The following table lists the estimated amounts that would have been payable to each of our named executive officers in connection with a termination that occurred on the last day of our last completed fiscal year and the value of any additional equity that would vest upon such termination. When listing the potential payments to named executive officers under the plans and agreements described above, we have assumed that the applicable triggering event occurred on December 31, 2022, and that the price per AGM Share was $63.79, which is equal to the closing price of an AGM Share on such date. For purposes of this table, AGM RSU values are based on the $63.79 closing price.

Name	Reason for Employment Termination	Estimated Value of Cash Payments ($)(1)	Estimated Value of Equity Acceleration ($)(2)
Scott Kleinman	Without cause(4)	—	132,016,979
	Death, disability	—	105,269,832
James Zelter	Without cause(4)	—	128,535,991
	Death, disability	—	119,342,193
Johannes Worsoe	Without cause	—	—
	Death, disability	—	9,174,980
Anthony Civale(3)	Without cause	—	—
	Death, disability	—	10,532,686
Byron Vielehr	Without cause	—	4,945,894
	Death, disability	—	22,615,724
Christian Weideman	Without cause	—	—
	Death, disability	—	3,154,734

(1) This amount would have been payable to the named executive officer had his employment been terminated by the Company without cause (and other than by reason of death or disability) or for good reason on December 31, 2022.

(2) This amount represents the additional equity vesting that the named executive officer would have received had his employment terminated in the circumstances described in the column “Reason for Employment Termination,” on December 31, 2022, based on the closing price of an AGM Share on such date. For this purpose, awards that are subject to performance vesting conditions have been treated as having attained such conditions. Please see our “Outstanding Equity Awards at Fiscal Year-End” table above for information regarding the named executive officer’s unvested equity as of December 31, 2022.

(3) As discussed above, Mr. Civale entered into a retirement agreement on February 3, 2022 and is eligible to vest in his equity awards reflected in the “Outstanding Equity Awards at Fiscal Year-End” table above that were unvested as of his January 6, 2023 retirement date, subject to the terms of his agreement.

(4) Solely for the December 2021 time-vesting AGM RSU awards, also includes a termination by the executive for good reason.
CEO to Median Employee Pay Ratio
SEC rules require companies to disclose the ratio of the total annual compensation of the principal executive officers (“PEOs”) to the total annual compensation of the median employee (calculated excluding the PEOs), and our ratios are as follows:
Each of Messrs. Kleinman’s and Zelter’s total annual compensation as PEO: $12,157,793 and $5,782,662, respectively.
Median employee total annual compensation: $253,242
Ratio of PEO to median employee total annual compensation of each of Messrs. Kleinman and Zelter: 48:1 and 23:1, respectively.
In determining the median employee, we prepared a list of all employees as of December 31, 2022. Consistent with applicable rules, we used reasonable estimates in the methodology used to identify the median employee. We determined the median employee by reviewing the base salary paid in 2022, the annual cash bonus paid in 2022 and the value of the equity awards received in 2022 by employees other than the PEOs. After we determined the median employee, we calculated the median employee’s total annual compensation in the same manner in which we calculated the total annual compensation of the PEOs.
Director Compensation
We do not pay additional remuneration to our employee directors for their service on our Board of Directors.
Our independent directors do not receive remuneration for their service on our Board of Directors, other than $25,000 per annum for service on the audit committee, and an additional $25,000 per annum for service as the chair of the audit committee.
The following table provides the compensation earned by our independent directors for their service on our Board of Directors during the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)(1)		All Other Compensation ($)	Total ($)
Jessica Bibliowicz	18,750	(2)	—	18,750
Michael Ducey	25,000		—	25,000
A.B. Krongard	25,000		—	25,000
Pauline Richards	50,000		—	50,000

(1) Represents cash amounts earned in 2022 for service on the audit committee (and, for Ms. Richards, as chair of the audit committee). These amounts were earned in 2022 and accordingly the above figures include amounts that were paid in 2023 but earned in 2022 and exclude amounts (having the same value) that were earned in 2021 and paid in 2022.

(2) Represents a pro rata amount for 2022, as Ms. Bibliowicz joined the audit committee on March 31, 2022.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
AGM Inc. directly holds all of our issued and outstanding common stock. As a result, other than AGM Inc., there are no beneficial owners of more than five percent of any class of our voting securities and our management does not hold any of our shares of common stock.
However, members of our management beneficially own shares of common stock of AGM Inc., our parent. Pursuant to the requirements of Item 403 of Regulation S-K, the following table sets forth information regarding the beneficial ownership of AGM Inc.’s common stock as of February 1, 2023 by (i) each of our directors, (ii) each person who is a named executive officer for 2022 and (iii) all directors and executive officers as a group.
The number of shares of AGM Inc.’s common stock issued and outstanding and the percentages of beneficial ownership are based on 570,451,922 shares of AGM Inc.’s common stock issued and outstanding as of February 1, 2023.
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

	Common Stock Beneficially Owned
	Number(1)	Percentage
Directors and Executive Officers:
Scott Kleinman(2)	3,886,991	*
James Zelter(3)(4)	3,565,712	*
Jessica Bibliowicz	—	—
Mike Ducey(5)	62,572	*
Alvin Bernard Krongard(6)	433,581	*
Pauline Richards	75,743	*
Anthony Civale(3)	1,523,901	*
Martin Kelly	184,991	*
Byron Vielehr	—	—
Christian Weideman	136,008	*
Johannes Worsoe	47,943	*
All directors and executive officers as a group (9 persons)(7)	8,208,550	1.40%

*Represents less than 1%
(1) The number of shares included in the table above includes the following underlying RSUs that will be delivered within 60 days of February 1, 2023: 250,194 for Mr. Civale; 39,208 shares for Mr. Kelly; 161,649 shares for Mr. Kleinman; 33,497 for Mr. Weideman; 47,943 shares for Mr. Worsoe; and 522,319 shares for Mr. Zelter.

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

(3) The number of shares presented are directly and indirectly held by vehicles over which the named individual exercises voting and investment control.
(4) Includes 113,276 shares which were gifted to JVZ Foundation, an entity over which the reporting person exercises voting and investment control but over which he retains no pecuniary interest.
(5) Includes 2,616 shares held by two trusts for the benefit of the named individual’s grandchildren, for which the named individual and several of his immediate family members are trustees and have shared investment power. The named individual disclaims beneficial ownership of the shares held in the trusts, except to the extent of his pecuniary interest therein. Also includes 5 shares held by a trust, an entity for which the named individual and his spouse have shared voting and investment power.

(6) Includes 250,000 shares held by a trust for the benefit of the named individual’s children, for which the named individual’s children are the trustees. The named individual disclaims beneficial ownership with respect to such shares, except to the extent of his pecuniary interest therein. Also includes 113,043 shares held by a trust for the benefit of the named individual and for which the named individual’s children act as trustee; the named individual disclaims beneficial ownership of the securities held by this vehicle except to the extent of his pecuniary interest therein.

(7) The number of directors and executive officers as a group includes directors and current executive officers.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following is a description of certain relationships and transactions since January 1, 2022, for which the amount involved exceeds $120,000 and our directors, executive officers, or shareholders that beneficially own more than five percent of our common stock have a direct or indirect material interest as well as certain other transactions.
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
Exchange Implementation Agreement
On December 31, 2021, in connection with the restructuring that occurred prior to the closing of the Mergers, AGM and certain other persons entered into an Exchange Implementation Agreement (the “Exchange Implementation Agreement”) with certain holders of Apollo Operating Group (as defined in the amended and restated certificate of incorporation of AGM) units (“AOG Units”). Pursuant to the Exchange Implementation Agreement, such holders of AOG Units exchanged a portion of such AOG Units for AGM shares concurrently with the consummation of the Mergers. Additionally, under the Exchange Implementation Agreement, on December 31, 2021, the remainder of the AOG Units held by such holders were sold and transferred to APO Corp., a wholly-owned consolidated subsidiary of AAM, in exchange for an amount equal to $3.66 multiplied by the total number of AOG Units held by such holders as of immediately prior to the restructuring. Such amount is payable over a period of three years in equal quarterly installments.
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
We have entered into a tax receivable agreement with our Former Managing Partners and Contributing Partners that provides for the payment by us to our Former Managing Partners or Contributing Partners of 85% of the amount of actual cash savings, if any, in U.S. Federal, state, local and foreign income tax that we realize (or are deemed to realize in the case of an early termination payment by us or a change of control) as a result of these increases in tax deductions and tax basis, and certain other tax benefits, including imputed interest expense, related to payments pursuant to the tax receivable agreement. We expect to benefit from the remaining 15% of actual cash savings, if any, in income tax that it realizes. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of the applicable Apollo Operating Group entity as a result of the transaction and had we not entered into the tax receivable agreement. The tax savings achieved may not ensure that we have sufficient cash available to pay our tax liability or generate additional distributions to our investors. Also, we may need to incur additional debt to repay the tax receivable agreement if our cash flow needs are not met. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless we exercise the right to terminate the tax receivable agreement by paying an amount based on the present value of payments remaining to be made under the agreement with respect to units that have been exchanged or sold. In May 2022, we irrevocably waived our early termination right in the tax receivable agreement.
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
For the year ended December 31, 2022, we made payments totaling $46,448,460 to our Former Managing Partners and executive officers (or to their estate planning vehicles) pursuant to the tax receivable agreement, related to tax benefits treated as realized thereunder by APO Corp. in 2021. Those payments included $348,903 for Mr. Kleinman, and $175,827 for Mr. Zelter.
Employment Arrangements
Please see the section entitled “Item 11. Executive Compensation—Employment Agreements” and “—Potential Payments upon Termination or Change in Control” for a description of the employment agreements of our named executive officers who have employment agreements.

Global Intercompany Note
We are party to a global intercompany note with AGM among other parties thereto, which permits us, AGM and the other parties thereto to borrow money from, or lend to, each other on an unsecured basis and at an interest rate set forth therein which is updated from time to time. As of December 31, 2022, there was an outstanding balance of $579.4 million due to AGM under the note. In 2022, we paid $608.0 million of principal and interest to AGM pursuant to this note.
Relationships and Related Party Transactions Involving Athene or other AGM Affiliates
AGM owns all of our outstanding shares of common stock. See note 1 to the financial statements included in this annual report for further information. Through our longstanding relationship with Athene, we assist Athene in identifying and capitalizing on acquisition opportunities that have been critical to Athene’s ability to significantly grow its business. James R. Belardi, the Athene Chief Executive Officer and a member of Athene’s board of directors, is a member of the board of directors and executive officer of AGM and the Chief Executive Officer of ISG, one of our subsidiaries that, together with Apollo, manages Athene’s investments. Mr. Belardi owns a profits interest in ISG and in connection with such interest receives quarterly distributions equal to 3.35% of base management fees and 4.5% of sub-advisory fees, as such fees are defined in our fee agreement with Athene. Mr. Belardi is also a director of the general partner of ISG. Three of Athene’s other directors, Messrs. Lohr, Michelini, and Rowan, also serve as directors of the general partner of ISG. Additionally, six of the fourteen members of Athene’s board of directors, including Mr. Belardi, are employees of or consultants of us or our affiliates. Six members of Athene’s board of directors, James Belardi, Marc Rowan, Scott Kleinman, Marc Beilinson, Mitra Hormozi and Lynn Swann, also serve as directors of AGM. The total amounts Athene incurred, directly and indirectly, from us and our affiliates were $1.1 billion for the year ended December 31, 2022. Such amounts include (1) fees associated with investment management agreements, which exclude sub-advisory fees paid to ISG, one of our subsidiaries, for the benefit of third-party sub-advisors but include fees charged by us to third-party cedants with respect to assets supporting obligations reinsured to Athene (such fees directly reduce the settlement payments that Athene receives from the third-party cedant and, as such, Athene, as beneficiaries of the services performed, indirectly pays such fees), (2) fees associated with fund investments (including those fund investments held by AAA), which include total management fees, carried interest (including unrealized but accrued carried interest fees) and other fees on Apollo-managed funds and Athene’s other alternative investments, and (3) other fees resulting from shared services, advisory and other agreements with us or our affiliates; net of fees incurred directly and indirectly attributable to ACRA, based upon the economic ownership of the noncontrolling interest in ACRA.
Investment Management Relationships
Substantially all of Athene’s invested assets are managed by us pursuant to investment management agreements (“IMAs”). We provide a full array of asset and portfolio management services to Athene. As of December 31, 2022, Athene had $212.1 billion of investments, including related parties.
As of December 31, 2022, our investment professionals managed substantially all of the assets in the accounts owned by Athene or in accounts supporting reinsurance ceded to Athene’s subsidiaries by third-party issuers in a number of asset classes, including investment grade corporate credit, RMBS, high yield credit, commercial mortgage loans, CLOs, CMBS, and certain asset-backed securities (“ABS”).
Fee Structure
Under the fee agreement with ISG, Athene pays us a base management fee of (1) 0.225% per year of the lesser of (A) $103.4 billion, which represents the aggregate market value of substantially all of the assets in the Athene Accounts as of December 31, 2018 (“Backbook Value”) and (B) the aggregate book value of substantially all of the assets in the Athene Accounts at the end of the respective month, plus (2) 0.15% per year of the amount, if any, by which the aggregate book value of substantially all of the assets in the Athene Accounts at the end of the respective month exceeds the Backbook Value subject to certain adjustments. Additionally, Athene pays a sub-allocation fee based on specified asset class tiers ranging from 0.065% to 0.70% of the book value with the higher percentages in this range for asset classes that are designed to have more alpha generating abilities.
For the year ended December 31, 2022, Athene paid us management fees, inclusive of base and sub-allocation fees, of $775 million.
From time to time, Athene participates in transactions in which one or more service providers affiliated with Apollo provide certain advisory services, such as structuring, capital markets advisory, syndication and/or other related services, and receive fees for such services (collectively, “Apollo ASP Fees”). In 2022, Athene participated in 14 such transactions and bore the economic cost of approximately $58 million of Apollo ASP Fees. From time to time, Athene may receive certain upfront fees and/or fee rebates, in respect of its participation in such transactions. Affiliates of Apollo also earn additional fees paid by funds or other collective investment vehicles in which Athene is invested for management and other services provided by such affiliates of Apollo to such funds and investment vehicles.
Termination of ACRA System Investment Management or Advisory Agreements with Apollo
The investment management or advisory agreements between Athene and our applicable subsidiary have no stated term and may be terminated by either our applicable subsidiary, Athene, or the relevant Athene subsidiary, as applicable, upon notice at any time. However, the Athene bye-laws currently provide that, with respect to IMAs covering assets backing reserves and surplus in ACRA, whether from internal reinsurance, third party reinsurance, or inorganic transactions (“ACRA System IMA”), among Athene or any of its subsidiaries, on the one hand, and ISG (one of our subsidiaries), on the other hand, Athene may not, and will cause its subsidiaries not to, terminate any ACRA System IMA among Athene or any of its subsidiaries, on the one hand, and our applicable subsidiary, on the other hand, other than on June 4, 2023 or any two year anniversary of such date (each such date, an “IMA Termination Election Date”) and any termination on an IMA Termination Election Date requires (i) the approval of two-thirds of Athene’s independent directors and (ii) prior written notice to our applicable subsidiary of such termination at least 30 days, but not more than 90 days, prior to an IMA Termination Election Date. If Athene’s independent directors make such election to terminate and notice of such termination is delivered, the termination will be effective no earlier than the second anniversary of the applicable IMA Termination Election Date (“IMA Termination Effective Date”). Notwithstanding the foregoing, Athene’s board of directors may only terminate an ACRA System IMA on an IMA Termination Election Date for “AHL Cause” as defined in Athene’s bye-laws and pursuant to the provisions set forth therein.
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
Fund Investments
We invest certain of Athene’s assets in investment funds or other collective investment vehicles whose general partner, managing member, investment manager or collateral manager is owned, directly or indirectly, by us or by one or more of our subsidiaries (the “Apollo Fund Investments”). Apollo Fund Investments comprised 94% of Athene’s net alternative investment portfolio as of December 31, 2022. Athene opportunistically allocates 5-6% of the assets in the Athene Accounts to alternative investments. As of December 31, 2022, 6% of Athene’s net invested assets were invested in Apollo Fund Investments. Fees related to such invested assets varied from 0% per annum to 2% per annum with respect to management fees and 0% to 20% of profits for carried interest, subject in many cases to preferred return hurdles.
The Apollo Fund Investments, net of ACRA non-controlling interests, consisted of the following:

	December 31, 2022
(In millions, except percentages)	Invested Asset Value	Percent of Total
Strategic origination platforms
Wheels Donlen	$662	5.9%
Redding Ridge	624	5.5%
NNN Lease	579	5.1%
MidCap	604	5.3%
Foundation Home Loans	302	2.7%
PK AirFinance	251	2.2%
Aqua Finance	267	2.4%
Other	308	2.7%
Total strategic origination platforms	3,597	31.8%

	December 31, 2022
(In millions, except percentages)	Invested Asset Value	Percent of Total
Strategic retirement services platforms
Athora	1,012	8.9%
Catalina	417	3.7%
Challenger	217	1.9%
Venerable	241	2.2%
Total strategic retirement services platforms	1,887	16.7%
Apollo and other fund investments
Equity	2,277	20.1%
Hybrid	2,461	21.8%
Yield	867	7.7%
Other	224	1.9%
Net Apollo Fund Investments	$11,313	100.0%
As of December 31, 2022, 16.2% of Athene’s total investments, including related parties and consolidated VIEs, are comprised of securities, including investment funds, in which we or one of our affiliates has significant influence or control over the issuer of a security or the sponsor of the investment fund. The following table summarizes Athene’s cash flow activity related to these investments for the period presented below:

(In millions)	Year ended December 31, 2022
Sales, maturities and repayments	$6,055
Purchases	(9,800)
Apollo Aligned Alternatives, L.P.
In 2022, Athene contributed $8,007 million of certain of its alternative investments to AAA, a fund we manage, in exchange for limited partnership interests in AAA. Athene consolidates AAA as a VIE. In addition, in 2022 Apollo sold certain assets to AAA, in exchange for approximately $149 million in the aggregate. Apollo established AAA for the purpose of providing a single vehicle through which Athene and third-party investors can participate in a portfolio of alternative investments. Additionally, we believe AAA enhances Apollo’s ability to increase alternative assets under management by raising capital from third parties, which will allow Athene to achieve greater scale and diversification for alternatives. Third-party investors began to invest in AAA on July 1, 2022.
MidCap
Athene holds significant investments in MidCap. In addition, one of Athene’s directors, Hope Taitz, currently serves on the board of MidCap.
The following summarizes Athene’s net invested assets in MidCap and its affiliates:

(In millions)	December 31, 2022
Investment fund	$604
Senior unsecured notes	130
Fixed income securities	1,275
Total MidCap net invested assets	$2,009
For the year ended December 31, 2022, Athene earned income of $102 million on the MidCap investment fund, which previously represented an investment in profit participating notes but was contributed to AAA during the year ended December 31, 2022.
MidCap may also originate or source loans that Athene purchases directly, consisting of ABS and CLO securities issued by MidCap affiliates, which are included in the table above as fixed income securities. As is customary practice for loan originators, MidCap may retain a percentage of the origination fees on the loans Athene purchases that are paid by the borrowers and may also act as agent for the lenders under the related loan agreements.

Athora
Athene has an investment in Athora’s equity which Athene holds as an investment fund and, as of December 31, 2022, represented 10% of the aggregate voting power of and 17% of the economic interest in Athora. During the year ended December 31, 2022, Athene also invested in Athora’s non-redeemable preferred stock. The following table summarizes Athene’s net invested assets in Athora:

(In millions)	December 31, 2022
Investment fund	$1,012
Non-redeemable preferred stock	274
Total investment in Athora	$1,286
Athene also has a Cooperation Agreement (Cooperation Agreement), dated January 1, 2018, between Athene and Athora. Pursuant to the Cooperation Agreement, among other things, (1) for a period of 30 days from the receipt of notice of a cession, Athene has the right of first refusal to reinsure (a) up to 50% of the liabilities ceded from Athora’s reinsurance subsidiaries to Athora Life Re Ltd. and (b) up to 20% of the liabilities ceded from a third party to any of Athora’s insurance subsidiaries, subject to a limitation in the aggregate of 20% of Athora’s liabilities, (2) Athora agreed to cause its insurance subsidiaries to consider the purchase of certain funding agreements and/or other spread instruments issued by Athene’s insurance subsidiaries, subject to a limitation that the fair market value of such funding agreements purchased by any of Athora’s insurance subsidiaries may generally not exceed 3% of the fair market value of such subsidiary’s total assets, (3) Athene provides Athora with a right of first refusal to pursue acquisition and reinsurance transactions in Europe (other than the United Kingdom) and (4) Athora provides Athene and its subsidiaries with a right of first refusal to pursue acquisition and reinsurance transactions in North America and the United Kingdom. Notwithstanding the foregoing, pursuant to the Cooperation Agreement, Athora is only required to use its reasonable best efforts to cause its subsidiaries to adhere to the provisions set forth in the Cooperation Agreement and therefore Athora’s ability to cause its subsidiaries to act pursuant to the Cooperation Agreement may be limited by, among other things, legal prohibitions or the inability to obtain the approval of the board of directors or other applicable governing body of the applicable subsidiary, which approval is solely at the discretion of such governing body. As of December 31, 2022, Athene had not exercised its right of first refusal to reinsure liabilities ceded to Athora’s insurance or reinsurance subsidiaries.
As of December 31, 2022, Athene had outstanding funding agreements in the aggregate principal amount of $59 million issued to Athora. Athene also has commitments to make additional equity investments in Athora of $551 million as of December 31, 2022.
Catalina
Athene has an investment in Apollo Rose, a fund that we manage, which holds equity interests in Catalina. During the fourth quarter of 2022, Athene entered into a strategic modco reinsurance agreement with Catalina General Insurance Ltd., which is a subsidiary of Catalina, to cede $4.9 billion of funding agreements.
Third Party Sub-Advisory Agreements
In the limited instances in which we desire to invest in asset classes for which we do not possess the investment expertise or sourcing abilities required to manage the assets, or in instances in which we make the determination that it is more effective or efficient to do so, we mandate third-party sub-advisors to invest in such asset classes, and Athene reimburses us for fees paid to such sub-advisors. For the year ended December 31, 2022, Athene reimbursed us $4 million of sub-advisory fees for the benefit of third-party sub-advisors.
Reinsurance of Voya Financial, Inc. and Investment in VA Capital Company LLC and Debt Financing to Venerable Holdings, Inc.
In December 2017 a consortium of investors, led by our affiliates including Athene, and certain other investors, agreed to purchase Venerable Insurance and Annuity Company (“VIAC”), including its closed block variable annuity segment, and create a newly formed standalone entity, Venerable, to be the holding company of VIAC. On June 1, 2018, Athene entered into reinsurance agreements with VIAC and ReliaStar Life Insurance Company (RLI), pursuant to which Athene reinsured a block of fixed and fixed indexed annuity liabilities from VIAC and RLI (FA Business Reinsurance Agreements). The aggregate reserves of VIAC and RLI that are subject to the FA Business Reinsurance Agreements as of June 1, 2018 were approximately $19 billion. As consideration for the transactions contemplated by the FA Business Reinsurance Agreements, Athene paid to VIAC and RLI an aggregate ceding commission of approximately $396 million. All of the business ceded by VIAC to ALRe was recaptured by VIAC as of December 31, 2019.

Immediately following such recapture, VIAC ceded to AARe all of the recaptured business previously reinsured by ALRe. VIAC was acquired by Venerable on June 1, 2018. Athene has a minority equity investment in VA Capital, the parent of Venerable, which was $241 million as of December 31, 2022. Additionally, as of December 31, 2022, Athene held $244 million, 15-year term loan receivables from Venerable, which are held at fair value.
Strategic Partnership
Funds we manage have an agreement with Athene pursuant to which Athene may invest up to $2.875 billion in funds managed by our entities. Fees for such investments payable by Athene to us are designed to be more favorable to Athene than market rates, and consistent with Athene’s existing alternative investments, investments made under this strategic partnership remain subject to Athene’s existing governance processes, including approval by its conflicts committee, where applicable. During the year ended December 31, 2022, Athene invested a net $480 million under this strategic partnership and contributed or sold $957 million of the strategic partnership investments to AAA.
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
(B) To Redding Ridge, a company in which certain funds we manage have an interest, as consideration for assistance with the structuring, monitoring, support and maintenance of the securitization transactions, a one-time structuring fee of $1.6 million, as well as ongoing support fees equal to 1.5 bps on the total capitalization amount and certain other fees, which may become due upon the occurrence of certain events; and
(C) To Merx Aviation Servicing Limited, a portfolio company of a vehicle we manage, with respect to certain diligence, technical support and enforcement, remarketing and restructuring services with respect to the existing Aviation Loans and the Forward Flow Loans, a one-time servicing fee of $1 million, as well as certain special situations fees, which may become due upon the occurrence of certain events.
During 2022, we transferred the PK loan origination platform (including personnel and systems) to AAA. The platform was acquired by a newly created operating company formed under PK Holdings LP, the partnership through which Athene is invested in PK. Such acquisition was facilitated by an upsize to AAA’s commitment in PK Holdings LP. Additionally, at the time of the restructure, fees applicable to Athene’s equity investment in PK were amended to align with the standardized platform fee structure of several of the other origination platforms currently held in AAA.
During the year ended December 31, 2022, Athene paid us $3.1 million of services reimbursements relating to PK.

Wheels Donlen
Athene has an indirect limited partnership investment in Athene Freedom Parent, LP, for which one of our affiliates is the general partner. Athene Freedom Parent, LP invests in Wheels Donlen (the product of the merger of Wheels and Donlen in 2021) and, during the fourth quarter of 2022, also invested in LeasePlan USA, Inc (Wheels Donlen, together with LeasePlan, collectively, Wheels Donlen LeasePlan). Additionally, Athene owns fixed income securities issued separately by Wheels, Donlen and LeasePlan. LeasePlan is a fleet leasing and management services business in which Athene invested in December 2022 through AAA as an add-on acquisition to its existing investments in Wheels Donlen. The following summarizes the net invested assets in Wheels Donlen LeasePlan:

(In millions)	December 31, 2022
Investment fund	662
Fixed income securities	931
Total Wheels Donlen net invested assets	1,593
Challenger
On July 6, 2021, we and Athene agreed to acquire up to an 18% minority interest in Challenger Ltd. (“Challenger”) from an existing shareholder, 3% of which was subject to customary Australian Prudential Regulation Authority approval, which was obtained in December 2021. When combined with other Challenger shares acquired by Athene and us, the acquisition resulted in a total minority economic interest of 18% for approximately A$795 million (or U.S.$568 million) as of December 31, 2021. During 2022, Athene and Apollo acquired an additional A$54 million (or US$38 million) of Challenger shares resulting in a total minority economic interest of 19%. Challenger is an annuity provider and credit manager publicly traded on the Australian Securities Exchange.
Atlas Securitized Products Holdings LP
On February 8, 2023, AGM and CS undertook the first close of their previously announced transaction, whereby certain subsidiaries of Atlas, an entity in which AAA is the sole limited partner and Apollo is the general partner, acquired certain assets of the CS Securitized Products Group (the “Transaction”). A subsequent closing was held on February 23, 2023. Under the terms of the Transaction, Atlas has agreed to pay CS $3.3 billion, $0.4 billion of which is deferred until February 8, 2026, and $2.9 billion of which is deferred until February 8, 2028. This deferred purchase price is an obligation first of Atlas, second of AAA, third of the Company (which has issued an assurance letter to AAA), fourth of AHL and fifth of AARe. Each of AARe and AHL has issued an assurance letter to CS for the full deferred purchase obligation amount of $3.3 billion. In exchange for the purchase price, Atlas expects to receive, by the Transaction’s final close, approximately $0.4 billion in cash and a portfolio of senior secured warehouse assets, subject to debt, with approximately $1 billion of tangible equity value (to the extent that the warehouse assets received by Atlas constitute less than $1 billion of tangible equity value, the amount of cash is expected to increase by an offsetting amount). These warehouse assets are senior secured assets at industry standard loan-to-value ratios, structured to investment grade-equivalent criteria, and were approved by Atlas in connection with this Transaction. In addition, Atlas has entered into an investment management contract to manage certain unrelated assets on behalf of CS, providing for quarterly payments expected to total approximately $1.1 billion net to Atlas over 5 years. Finally, Atlas shall also benefit generally from the net spread earned on its assets in excess of its cost of financing. As a result, the fair value of the liability related to the Company’s assurance letter to AAA is not material to the Company’s consolidated financial statements.
Certain affiliates of Athene (the “Athene Lenders”) have also entered into junior financing transactions with Atlas as part of the Transaction, pursuant to which the Athene Lenders have agreed to make loans to certain affiliates of Atlas from time to time up to an aggregate of $1 billion for a specified revolving period. The Athene Lenders have also entered into junior financing transactions pursuant to repurchase arrangements with Atlas as part of the Transaction, pursuant to which the Athene Lenders have agreed, on an uncommitted basis, to make loans to certain affiliates of Atlas from time to time in connection with the financing of residential and commercial mortgage loans.
ACRA
Athene, through its subsidiary ALRe, owns 36.55% of the economic interests in ACRA, a long-duration capital vehicle, and all of ACRA’s voting interests, with the remaining 63.45% of the economic interests being owned by ADIP, a series of funds managed by us. ACRA has the right to participate in certain transactions and funds such participation by drawing a portion of the required capital for such transactions from ADIP equal to ADIP’s proportionate economic interest in ACRA, and drawing the remaining required capital from ALRe.

ACRA’s board of directors currently consists of thirteen directors. ALRe has nominated eight directors to serve on the ACRA board: (1) one is the Chairman, (2) one is a representative of Apollo, (3) two are our representatives, (4) two are representatives of both Apollo and us and (5) two are independent directors. ADIP and its investors have nominated five directors to serve on the ACRA board, four of whom are independent directors.
On December 31, 2021, ALRe, through its subsidiary Athene Asset LP (“AALP”), and ADIP contributed all of their shares of ACRA 1A to Athene Co-Invest Reinsurance Affiliate Holding Ltd., a subsidiary of Athene (“ACRA HoldCo”), in exchange for an equal number of shares of ACRA HoldCo (the “ACRA Restructuring”). As a result of the ACRA Restructuring, ACRA 1A became a wholly owned subsidiary of ACRA HoldCo.
In connection with the ACRA Restructuring, on December 31, 2021, (1) ALRe and ACRA 1A amended and restated the Framework Agreement (“Amended and Restated Framework Agreement”), pursuant to which ACRA receives capital commitments from ALRe and ADIP, in order to, among other things, reflect the ACRA Restructuring and resulting changes in ACRA 1A’s ownership structure and that Athene is a subsidiary of AGM following completion of the Mergers, and (2) ALRe and AALP entered into that certain Amended and Restated Shareholders Agreement with ACRA 1A, ACRA HoldCo and ADIP, which primarily includes changes to reflect the ACRA Restructuring and resulting changes in ownership structure of ACRA 1A and that Athene is a subsidiary of AGM following completion of the Mergers, and to provide for the governance structure at ACRA HoldCo, which is substantially similar to the governance structure of ACRA 1A. In addition, effective as of January 1, 2022, a quota share of certain of Athene’s retail annuity business issued on or after such date is retroceded to a subsidiary of ACRA 1A.
To ensure that ACRA continues to qualify for certain benefits under the income tax treaty between the US and the UK (UK Treaty), the shareholders agreement between ALRe, ADIP, ACRA HoldCo and ACRA 1A (the Shareholders Agreement) includes a mechanism to adjust the economic ownership interests of ACRA.
During a commitment period ranging from approximately three to five years from August 2020, ACRA has the right to participate in substantially all new inorganic transactions, pension group annuity transactions and certain flow reinsurance transactions (collectively, “Qualifying Transactions”). ALRe may also offer ACRA the right to participate in flow reinsurance transactions with existing third-party counterparties and reinsurance transactions involving new funding agreements and certain other transactions from time to time, subject to certain conditions (in which case, such transactions would constitute Qualifying Transactions). ACRA’s election to participate in Qualifying Transactions is determined by ACRA’s Transaction Committee, which is a committee of the board of directors of ACRA comprised of Athene’s representatives and those of AGM. If ACRA elects not to participate in a Qualifying Transaction, Athene will have the right to pursue such Qualifying Transaction without ACRA. ACRA’s right to participate in Qualifying Transactions is subject to capital requirements and other terms and conditions.
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
As of December 31, 2022, ALRe and Athene Life Re International Ltd. had retroceded to ACRA $60.5 billion of reserve liabilities. In connection with future Participating Transactions, ACRA will draw from ADIP and from ALRe their respective share of the amount of capital necessary to consummate such Participating Transactions. The terms of any Participating Transaction may vary from the terms described above upon mutual agreement of Athene and the ACRA Transaction Committee.

During the year ended December 31, 2022, Athene received capital contributions of $1,047 million from ADIP and distributed $63 million to ADIP. As of December 31, 2022, ADIP had raised approximately $3.3 billion in capital commitments, of which $0.2 billion was available to deploy into future Qualifying Transactions. In addition, ACRA pays a monthly fee to us for asset management services calculated using the same rates used to calculate the marginal base investment management fees and sub-allocation fees Athene pays to us pursuant to the fee agreement with ISG.
Strategic Transaction with Athene
Prior to the Mergers and pursuant to a transaction agreement we and certain of the entities that form the Apollo Operating Group entered into with Athene, Athene held certain non-voting equity interests in the Apollo Operating Group and certain subsidiaries of the Apollo Operating Group held class A common shares of AHL. As of December 31, 2021, Athene’s investment in us was $2,112 million. Subsequent to the Mergers, Athene’s investment in the Apollo Operating Group was distributed to AGM, together with a share dividend to the other Apollo subsidiaries that held shares in Athene (other than AGM).
Shared Service Agreements
Athene has entered into shared services agreements with ISG. Under these agreements, Athene and ISG make available to each other certain personnel and services. Expenses for such services are based on the amount of time spent on the affairs of the other party in addition to actual expenses incurred and cost reimbursements. These shared services agreements can be terminated for any reason upon thirty days’ notice. The shared services agreements can also be terminated immediately with respect to a specific party in the event of the insolvency by another party to the agreements, among other things. During the year ended December 31, 2022, Athene paid or reimbursed us $13 million under the shared services agreements.
Investment Portfolio Trades with Affiliates
From time to time, we execute cross trades which involve the purchase or sale of assets in a transaction between Athene, on the one hand, and a third party or an Apollo affiliated entity, in either case, to which we or our affiliate acts in an investment advisor, general partner, managing member, collateral manager or other advisory or management capacity, on the other hand. In addition, from time to time, Athene may purchase or sell securities from or to related parties, other than through a cross trade transaction. For the year ended December 31, 2022, the aggregate value of such transactions where Athene acquired investments from related parties amounted to $290 million. For the year ended December 31, 2022, Athene sold $331 million of investments to related parties.
Commercial Mortgage Loan Servicing Agreements
We have entered into commercial mortgage loan servicing agreements with Athene. Pursuant to these agreements, we were engaged by Athene to (1) assist with the origination of and provide servicing of, commercial loans that Athene owns or in which Athene participates, which are secured by mortgages, deeds of trust or documents of similar effect encumbering certain real property and commercial improvements thereon and (2) provide for management and sale of real estate owned properties. During the year ended December 31, 2022, we earned $0.4 million from Athene under the commercial mortgage loan servicing agreements.
Advisory Services Agreement
Effective as of January 1, 2022, we entered into a services agreement (the “Services Agreement”) with AGM and Athene, which provides a framework pursuant to which each of the Company, AGM and Athene may in its sole discretion provide (or cause its direct or indirect subsidiaries to provide) services to one another on a non-exclusive basis following completion of the Mergers. Pursuant to the Services Agreement, any party may request that another party provide finance, investor relations, legal, compliance, consulting, investment professional, executive, administrative and other services to the requesting party. The provision of any services pursuant to the Services Agreement will be subject to the mutual agreement of the service recipient and the service provider, and the service recipient will be required to pay fees and expenses to the service provider as may be mutually agreed by such service recipient and service provider. In addition, the service recipient will be required to indemnify the service provider against any loss or liability arising out of the services provided by the service provider pursuant to the Services Agreement. For the year ended December 31, 2022, Athene paid or reimbursed us or our affiliates $40 million in out of pocket expenses pursuant to the Services Agreement.

Rackspace Global Services Agreement
Athene has a global services agreement with Rackspace US, Inc. (“Rackspace”), a portfolio company of a fund managed by Apollo, pursuant to which Rackspace provides Athene with certain information technology services. The term of the agreement is three years and during the year ended December 31, 2022, Athene paid or accrued $2.0 million for services rendered.
Investments in Apollo Funds
Our directors and executive officers are generally permitted to invest their own capital (or capital of estate planning vehicles controlled by them or their immediate family members) directly in our funds and affiliated entities. In general, such investments are not subject to management fees, and in certain instances, may not be subject to performance fees. In addition, from time to time, our directors and executive officers are offered an opportunity to invest their own capital in vehicles managed by third-party sponsors with which we or AGM have a strategic relationship. Such investment opportunities may not be subject to management fees and/or performance fees. The opportunity to invest in our funds and third-party sponsored vehicles in this manner is available to our directors, executive officers and those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws. As of December 31, 2022, our professionals have committed or invested approximately $2.2 billion of their own capital to our funds.
The amount invested in our investment funds by our directors and executive officers (and their immediate family members or estate planning vehicles controlled by them or their immediate family members) during 2022 was $3,359,140, $305,936, $1,244,077, $5,729,022, $2,184,986 and $138,416 for Messrs. Civale, Ducey, Kelly, Kleinman, and Zelter, and Ms. Richards, respectively. The amount of distributions on their fund investments, including profits and return of capital to our directors and executive officers (and, in some cases, their immediate family members or certain estate planning vehicles controlled by them or their immediate family members) during 2022 was $2,482,675, $310,684, $680,602, $9,768,077, $2,790,446 and $66,448 for Messrs. Civale, Ducey, Kelly, Kleinman, and Zelter, and Ms. Richards, respectively.
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
We have also agreed to indemnify each of our Former Managing Partners and certain other of our current and former professionals, including Messrs. Kleinman and Zelter against certain amounts that they are required to pay either in connection with a general partner obligation for the return of previously made performance fee distributions, in each case, with respect to Fund IV, Fund V and Fund VI.
We also currently maintain liability insurance for our directors and officers.
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
The RPT policy requires that notice of a proposed related person transaction be provided to our Global General Counsel prior to entry into such transaction. If our Global General Counsel determines that such transaction is a related person transaction, the proposed transaction will be submitted for consideration (a) to our Audit Committee at its next meeting, or (b) if not practicable or desirable to wait until the next Audit Committee meeting, to the Chair of our Audit Committee.
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
The RPT policy also provides that our Audit Committee monitor certain previously approved or ratified related person transactions that are ongoing, and have a remaining term of more than six months, to assess whether amending or terminating the related person transaction would be in the best interests of the Company and its stockholders. Additionally, the Global General Counsel or their designee will make periodic inquiries of directors and executive officers with respect to any potential related person transaction of which they may be a party or of which they may be aware.
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
While our board of directors is currently comprised of a majority of independent directors, we plan on availing ourselves of the controlled company exceptions. We have elected not to have a nominating and corporate governance committee comprised entirely of independent directors, nor a compensation committee comprised entirely of independent directors. Our board of directors has determined that four of our six directors meet the independence standards under the NYSE and the SEC. These directors are Messrs. Ducey and Krongard and Mses. Bibliowicz and Richards.
At such time that we are no longer deemed a controlled company, our board of directors will take all action necessary to comply with all applicable rules within the applicable time period under the NYSE listing standards.
See “Item 10. Directors, Executive Officers and Corporate Governance—Independence and Composition of Our Board of Directors” for additional information on director independence.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities").

	For the Year Ended December 31, 2022
	AAM	AAM Funds(1)	Total
	(in thousands)
Audit fees(2)	$7,693	$34,589	$42,282
Audit-related fees(3)	449	923	1,372
Tax fees
Tax compliance fees	7,208	41,722	48,930
Tax advisory fees	2,466	4,410	6,876
Total tax fees	9,674	46,132	55,806
Total fees	$17,816	$81,644	$99,460

	For the Year Ended December 31, 2021
	AAM	AAM Funds(1)	Total
	(in thousands)
Audit fees(2)	$7,084	$24,370	$31,454
Audit-related fees(3)	1,672	1,354	3,026
Tax fees
Tax compliance fees	6,639	33,195	39,834
Tax advisory fees	4,025	2,240	6,265
Total tax fees	10,664	35,435	46,099
Total fees	$19,420	$61,159	$80,579

(1) Audit and Tax fees for Apollo fund entities consisted of services to investment funds managed by Apollo in its capacity as the general partner and/or manager of such entities.
(2) Audit fees consisted of fees for (a) the audits of our consolidated financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation; (b) reviews of the interim condensed consolidated financial statements included in our quarterly reports on Form 10-Q.

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

*4.22	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

+10.1
Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan, as amended and restated as of January 26, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended March 31, 2022 (File No. 001-35107)).

+10.2
Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles, as amended and restated as of January 26, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended March 31, 2022 (File No. 001-35107)).

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

*+10.13	Form of Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan.

*+10.14	Form of Director Restricted Share Unit Award Agreement under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan.

*+10.15	Form of Notice of Restricted Share Unit Award under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan.

*+10.16	Form of Notice of Performance-Based Restricted Share Unit Award under the Apollo Global Management, Inc. 2019 Omnibus Equity Incentive Plan.

10.17	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-K for the period ended December 31, 2021 (File No. 001-35107)).

10.18	Form of Independent Director Engagement Letter (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-K for the period ended December 31, 2021 (File No. 001-35107)).

+10.19	Employment Agreement with Martin Kelly, dated July 2, 2012 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the period ended June 30, 2012 (File No. 001-35107)).

+10.20	Letter Agreement with Scott Kleinman, dated December 1, 2021 (incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-K for the period ended December 31, 2021 (File No. 001-35107)).

+10.21
Restricted Share Unit Award Agreement with Scott Kleinman, dated as of December 1, 2021 (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-K for the period ended December 31, 2021 (File No. 001-35107)).

+10.22
Restricted Share Unit Award Agreement with Scott Kleinman, dated as of December 1, 2021 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-K for the period ended December 31, 2021 (File No. 001-35107)).

+10.23
Restricted Share Unit Award Agreement with Scott Kleinman, dated as of December 1, 2021 (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the period ended December 31, 2021 (File No. 001-35107)).

+10.24	Letter Agreement with James Zelter, dated December 1, 2021 (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-K for the period ended December 31, 2021 (File No. 001-35107)).

+10.25
Restricted Share Unit Award Agreement with James Zelter, dated as of December 1, 2021 (incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-K for the period ended December 31, 2021 (File No. 001-35107)).

+10.26
Restricted Share Unit Award Agreement with James Zelter, dated as of December 1, 2021 (incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-K for the period ended December 31, 2021 (File No. 001-35107)).

+10.27
Restricted Share Unit Award Agreement with James Zelter, dated as of December 1, 2021 (incorporated by reference to Exhibit 10.47 to the Registrant’s Form 10-K for the period ended December 31, 2021 (File No. 001-35107)).

+10.28	Roll-Up Agreement with Scott Kleinman, dated as of July 13, 2007 (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-K for the period ended December 31, 2018 (File No. 001-35107)).

+10.29
Amendment to Roll-Up Agreement with Scott Kleinman, dated July 29, 2020 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the period ended June 30, 2020 (File No. 001-35107)).

+10.30
Amendment to Roll-Up Agreement with Scott Kleinman, dated as of January 1, 2022 (incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-K for the period ended December 31, 2021 (File No. 001-35107)).

+10.31	Roll-Up Agreement with James Zelter, dated as of July 13, 2007 (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-150141)).

+10.32	Amendment to Roll-Up Agreement with James Zelter, dated July 29, 2020 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the period ended June 30, 2020 (File No. 001-35107)).

+10.33
Amendment to Roll-Up Agreement with James Zelter, dated as of January 1, 2022 (incorporated by reference to Exhibit 10.54 to the Registrant’s Form 10-K for the period ended December 31, 2021 (File No. 001-35107)).

+10.34
Employment Agreement with Anthony Civale, dated as of February 20, 2020 (incorporated by reference to Exhibit 10.60 to the Registrant’s Form 10-K for the period ended December 31, 2019 (File No. 001-35107)).

+10.35
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

+10.39
Form of Award Letter under the Amended and Restated Limited Partnership Agreement of Apollo Advisors VIII, L.P. effective as of January 1, 2014 (incorporated by reference to Exhibit 10.57 to the Registrant’s Form 10-Q for the period ended June 30, 2014 (File No. 001-35107)).

+10.40
Amended and Restated Limited Partnership Agreement of Apollo EPF Advisors, L.P., dated as of February 3, 2011 (incorporated by reference to Exhibit 10.52 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

+10.41
First Amended and Restated Exempted Limited Partnership Agreement of Apollo EPF Advisors II, L.P. dated as of April 9, 2012 (incorporated by reference to Exhibit 10.53 to the Registrant’s Form 10-K for the period ended December 31, 2014 (File No. 001-35107)).

+10.42
Amended and Restated Agreement of Limited Partnership of Apollo Global Carry Pool Aggregator, L.P., dated May 4, 2017 and effective as of July 1, 2016 (incorporated by reference to Exhibit 10.61 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107)).

+10.43
Form of Award Agreement for Apollo Global Carry Pool Aggregator, L.P. (incorporated by reference to Exhibit 10.62 to the Registrant’s Form 10-Q for the period ended March 31, 2017 (File No. 001-35107))

+10.44
Amended and Restated Agreement of Exempted Limited Partnership of Apollo Global Carry Pool Aggregator II, L.P., dated June 26, 2018 (incorporated by reference to Exhibit 10.68 to the Registrant’s Form 10-Q for the period ended September 30, 2018 (File No. 001-35107)).

+10.45
Form of Award Agreement for Apollo Global Carry Pool Aggregator II, L.P. (incorporated by reference to Exhibit 10.69 to the Registrant’s Form 10-Q for the period ended September 30, 2018 (File No. 001-35107)).

+10.46
Fourth Amended and Restated Exempted Limited Partnership Agreement of Apollo Advisors IX, L.P., dated August 8, 2018 and effective as of June 29, 2018 (incorporated by reference to Exhibit 10.70 to the Registrant’s Form 10-Q for the period ended September 30, 2018 (File No. 001-35107)).

+10.47	Form of Award Letter for Apollo Advisors IX, L.P. (incorporated by reference to Exhibit 10.71 to the Registrant’s Form 10-Q for the period ended September 30, 2018 (File No. 001-35107)).

+10.48
Amended and Restated Limited Partnership Agreement of Apollo Special Situations Advisors, L.P., dated as of February 15, 2017 and effective as of March 18, 2016 (incorporated by reference to Exhibit 10.80 to the Registrant’s Form 10-K for the period ended December 31, 2018 (File No. 001-35107).

+10.49
First Amended and Restated Agreement of Exempted Limited Partnership of Financial Credit Investment Advisors I, L.P., dated as of March 13, 2013 and effective as of January 7, 2011 (incorporated by reference to Exhibit 10.81 to the Registrant’s Form 10-K for the period ended December 31, 2018 (File No. 001-35107).

+10.50
Amended and Restated Agreement of Exempted Limited Partnership of Financial Credit Investment Advisors II, L.P., dated as of June 12, 2014 and effective as of January 1, 2014 (incorporated by reference to Exhibit 10.82 to the Registrant’s Form 10-K for the period ended December 31, 2018 (File No. 001-35107).

+10.51
Amended and Restated Agreement of Exempted Limited Partnership of Apollo Global Carry Pool Aggregator III, L.P., dated June 29, 2020 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the period ended June 30, 2020 (File No. 001-35107)).

+10.52
Form of Award Agreement for Apollo Global Carry Pool Aggregator III, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the period ended June 30, 2020 (File No. 001-35107)).

+10.53
Amended and Restated Exempted Limited Partnership Agreement of Apollo EPF Advisors III, L.P., dated December 16, 2017 and effective as of November 30, 2016 (incorporated by reference to Exhibit 10.101 to the Registrant’s Form 10-K for the period ended December 31, 2020 (File No. 001-35107)).

+10.54	Form of Award Agreement for Apollo EPF Advisors III, L.P. (incorporated by reference to Exhibit 10.102 to the Registrant’s Form 10-K for the period ended December 31, 2020 (File No. 001-35107)).

+10.55
Amended and Restated Exempted Limited Partnership Agreement of Financial Credit Investment Advisors III, L.P., dated March 1, 2019 and effective as of June 17, 2016 (incorporated by reference to Exhibit 10.103 to the Registrant’s Form 10-K for the period ended December 31, 2020 (File No. 001-35107)).

+10.56
Form of Award Agreement for Financial Credit Investment Advisors III, L.P. (incorporated by reference to Exhibit 10.104 to the Registrant’s Form 10-K for the period ended December 31, 2020 (File No. 001-35107)).

+10.57
Amended and Restated Exempted Limited Partnership Agreement of Apollo Infra Equity Advisors (IH UT), L.P., dated as of February 25, 2020 and effective as of January 1, 2020 (incorporated by reference to Exhibit 10.105 to the Registrant’s Form 10-K for the period ended December 31, 2020 (File No. 001-35107)).

+10.58
Amended and Restated Exempted Limited Partnership Agreement of Apollo Infra Equity Advisors (APO DC UT), L.P., dated as of February 25, 2020 and effective as of January 1, 2020 (incorporated by reference to Exhibit 10.106 to the Registrant’s Form 10-K for the period ended December 31, 2020 (File No. 001-35107)).

+10.59
Form of Award Agreement for Apollo Infra Equity Advisors (APO DC UT), L.P. and Apollo Infra Equity Advisors (IH UT), L.P (incorporated by reference to Exhibit 10.107 to the Registrant’s Form 10-K for the period ended December 31, 2020 (File No. 001-35107)).

+10.60
Amended and Restated Exempted Limited Partnership Agreement of Apollo Global Carry Pool Aggregator IV, L.P., dated January 28, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the period ended March 31, 2021 (File No. 001-35107)).

+10.61
Form of Award Agreement for Apollo Global Carry Pool Aggregator IV, L.P. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the period ended March 31, 2021 (File No. 001-35107)).

+10.62
Second Amended and Restated Exempted Limited Partnership Agreement of Apollo ADIP Advisors, L.P., dated June 12, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended June 30, 2021 (File No. 001-35107)).

+10.63	Form of Award Letter for Apollo ADIP Advisors, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the period ended June 30, 2021 (File No. 001-35107)).

+10.64
Amended and Restated Exempted Limited Partnership Agreement of Apollo FIG Carry Pool Aggregator, L.P., dated February 25, 2019, effective December 12, 2018 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the period ended June 30, 2021 (File No. 001-35107)).

+10.65	Form of Award Agreement for Apollo FIG Carry Pool Aggregator, L.P. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the period ended June 30, 2021 (File No. 001-35107)).

10.66
Exchange Implementation Agreement, dated December 31, 2021, by and among Apollo Global Management, Inc. and certain other persons and certain holders of Apollo Operating Group (incorporated by reference to Exhibit 10.106 to the Registrant’s Form 10-K for the period ended December 31, 2021 (File No. 001-35107)).

+10.67
Amended and Restated Exempted Limited Partnership Agreement of Financial Credit Investment Advisors IV, L.P., effective as of August 23, 2019 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the period ended March 31, 2022 (File No. 001-35107).

+10.68
Form of Award Letter for Financial Credit Investment Advisors IV, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the period ended March 31, 2022 (File No. 001-35107).

†+10.69	Apollo Navigator Notional Bonus Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the period ended March 31, 2022 (File No. 001-35107).

†+10.70	Form of Apollo Navigator Notional Bonus Plan Award Letter (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the period ended March 31, 2022 (File No. 001-35107).

†+10.71	Apollo Supplemental Partner Program Plan Document (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the period ended March 31, 2022 (File No. 001-35107).

†+10.72	Form of Apollo Supplemental Partner Program Plan Award Letter (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the period ended March 31, 2022 (File No. 001-35107).

+10.73	Retirement Agreement with Anthony Civale (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the period ended March 31, 2022 (File No. 001-35107).

*+10.74	Letter Agreement with Byron Vielehr, dated August 24, 2022.

*+10.75	Letter Agreement with Johannes Worsoe, dated February 11, 2022.

*+10.76	Letter Agreement with Christian Weideman, dated December 15, 2016.

10.77
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

10.78
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

10.79
Waiver to Amended and Restated Tax Receivable Agreement, dated May 2, 2022 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the period ended March 31, 2022 (File No. 001-35107).

†10.80
Revolving Credit Facility, among ACMP Holdings, LLC, Apollo Capital Markets Management, L.P., Sumitomo Mitsui Banking Corporation, Mizuho Bank Ltd. and the lenders from time to time party thereto, dated as of April 1, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 7, 2022 (File No. 001-35107)).

†10.81
Credit Agreement, dated as of October 12, 2022, by and among Apollo Management Holdings, L.P., as the borrower, affiliates of Apollo Management Holdings, L.P. party thereto as guarantors, the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 13, 2022 (File No. 001-35107)).

*21.1	Subsidiaries of Apollo Asset Management, Inc.

*31.1	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a).

*31.3	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.2	Certification of Co-Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

Apollo Asset Management, Inc.
(Registrant)

Date: February 28, 2023	By:	/s/ Johannes Worsoe
		Name:	Johannes Worsoe
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Scott Kleinman	Co-President and Director	February 28, 2023
Scott Kleinman	(co-principal executive officer)

/s/ James Zelter	Co-President and Director	February 28, 2023
James Zelter	(co-principal executive officer)

/s/ Johannes Worsoe	Chief Financial Officer	February 28, 2023
Johannes Worsoe	(principal financial officer)

/s/ Louis-Jacques Tanguy	Chief Accounting Officer	February 28, 2023
Louis-Jacques Tanguy	(principal accounting officer)

/s/ Jessica Bibliowicz	Director	February 28, 2023
Jessica Bibliowicz

/s/ Michael Ducey	Director	February 28, 2023
Michael Ducey

/s/ AB Krongard	Director	February 28, 2023
AB Krongard

/s/ Pauline Richards	Director	February 28, 2023
Pauline Richards