Form 10-Q
period 2023-03-31
Apollo Asset Management, Inc.
filed 2023-05-09
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023 OR

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

As of May 8, 2023, there were 1,000 shares of common stock of the registrant outstanding.

Forward-Looking Statements
This quarterly report may contain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, discussions related to Apollo’s expectations regarding the performance of its business, its liquidity and capital resources and the other non-historical statements in the discussion and analysis. These forward-looking statements are based on management’s beliefs, as well as assumptions made by, and information currently available to, management. When used in this quarterly report, the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “target” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions, including risks relating to inflation, market conditions and interest rate fluctuations generally, the impact of COVID-19, the impact of energy market dislocation, our ability to manage our growth, our ability to operate in highly competitive environments, the performance of the funds we manage, our ability to raise new funds, the variability of our revenues, earnings and cash flow, the accuracy of management’s assumptions and estimates, our dependence on certain key personnel, our use of leverage to finance our businesses and investments by the funds we manage, changes in our regulatory environment and tax status, and litigation risks, among others. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in the Company’s annual report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 1, 2023 (the “2022 Annual Report”), as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the SEC. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.
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

Term or Acronym	Definition
AAA	Apollo Aligned Alternatives, L.P., together with its parallel funds and alternative investment vehicles
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ACRA	ACRA 1 and ACRA 2
ACRA 1	Athene Co-Invest Reinsurance Affiliate Holding Ltd., together with its subsidiaries
ACRA 2	Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd., together with its subsidiaries
AIOF I	Apollo Infra Equity US Fund, L.P. and Apollo Infra Equity International Fund, L.P., including their feeder funds and alternative investment vehicles
AIOF II	Apollo Infrastructure Opportunities Fund II, L.P., together with its parallel funds and alternative investment vehicles
AMH	Apollo Management Holdings, L.P., a Delaware limited partnership, that is an indirect subsidiary of AAM
ANRP I	Apollo Natural Resources Partners, L.P., together with its alternative investment vehicles
ANRP II	Apollo Natural Resources Partners II, L.P., together with its alternative investment vehicles
ANRP III	Apollo Natural Resources Partners III, L.P., together with its parallel funds and alternative investment vehicles
AOG Unit Payment	On December 31, 2021, holders of units of the Apollo Operating Group (“AOG Units”) (other than Athene and the Company) sold and transferred a portion of such AOG Units to APO Corp., a wholly-owned consolidated subsidiary of the Company, in exchange for an amount equal to $3.66 multiplied by the total number of AOG Units held by such holders immediately prior to such transaction.
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
Capital solutions fees and other, net
Primarily includes transaction fees earned by our capital solutions business which we refer to as Apollo Capital Solutions (“ACS”) related to underwriting, structuring, arrangement and placement of debt and equity securities, and syndication for funds managed by Apollo, portfolio companies of funds managed by Apollo, and third parties. Capital solutions fees and other, net also includes advisory fees for the ongoing monitoring of portfolio operations and directors’ fees. These fees also include certain offsetting amounts, including reductions in management fees related to a percentage of these fees recognized (“management fee offset”) and other additional revenue sharing arrangements.

Contributing Partners
Those of our current and former partners and their related parties (other than Messrs. Leon Black, Joshua Harris and Marc Rowan, our co-founders) who indirectly beneficially owned (through Holdings) Apollo Operating Group units.

CS	Credit Suisse AG
Dry Powder	The amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. Dry powder excludes uncalled commitments which can only be called for fund fees and expenses and commitments from perpetual capital vehicles.
EPF Funds	Apollo European Principal Finance Fund, L.P., Apollo European Principal Finance Fund II (Dollar A), L.P., Apollo European Principal Finance Fund III (Dollar A), L.P., and Apollo European Principal Finance Fund IV (Dollar A), L.P., together with their parallel funds and alternative investment vehicles
Equity Plan	Refers collectively to AGM’s 2019 Omnibus Equity Incentive Plan and AGM’s 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles.
FCI Funds	Financial Credit Investment I, L.P., Financial Credit Investment II, L.P., together with its feeder funds, Financial Credit Investment Fund III L.P., Financial Credit Investment IV, L.P., together with its feeder funds, and Apollo/Athene Dedicated Investment Program (A), L.P., together with its parallel funds, a series of funds managed by Apollo including third-party capital that, through ACRA, invests alongside Athene in certain investments
Fee-Generating AUM	Fee-Generating AUM consists of assets of the funds, partnerships and accounts to which we provide investment management, advisory, or certain other investment-related services and on which we earn management fees, monitoring fees or other investment-related fees pursuant to management or other fee agreements on a basis that varies among the Apollo funds, partnerships and accounts. Management fees are normally based on “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees, also referred to as advisory fees, with respect to the structured portfolio company investments of the funds, partnerships and accounts we manage or advise, are generally based on the total value of such structured portfolio company investments, which normally includes leverage, less any portion of such total value that is already considered in Fee-Generating AUM.
Fee Related Earnings, or FRE	Component of Segment Income that is used to assess the performance of the asset management segment. FRE is the sum of (i) management fees, (ii) capital solutions and other related fees, (iii) fee-related performance fees from indefinite term vehicles, that are measured and received on a recurring basis and not dependent on realization events of the underlying investments and (iv) other income, net, less (a) fee-related compensation, excluding equity-based compensation, (b) non-compensation expenses incurred in the normal course of business, (c) placement fees and (d) non-controlling interests in the management companies of certain funds the Company manages.
Former Managing Partners	Messrs. Leon Black, Joshua Harris and Marc Rowan collectively and, when used in reference to holdings of interests in Apollo or Holdings, includes certain related parties of such individuals
Fund X	Apollo Investment Fund X, L.P. (together with its parallel funds and alternative investment vehicles)
Gross capital deployment
The gross capital that has been invested by the funds and accounts we manage during the relevant period, but excludes certain investment activities primarily related to hedging and cash management functions at the firm. Gross capital deployment is not reduced or netted down by sales or refinancings, and takes into account leverage used by the funds and accounts we manage in gaining exposure to the various investments that they have made.

Gross IRR of a traditional private equity or hybrid value fund
The cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on March 31, 2023 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.

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

HoldCo	Apollo Global Management, Inc. (f/k/a Tango Holdings, Inc.)
Holdings	AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership through which our Former Managing Partners and Contributing Partners indirectly beneficially owned their interests in the Apollo Operating Group units.
HVF I	Apollo Hybrid Value Fund, L.P., together with its parallel funds and alternative investment vehicles
Inflows	(i) At the individual strategy level, subscriptions, commitments, and other increases in available capital, such as acquisitions or leverage, net of inter-strategy transfers, and (ii) on an aggregate basis, the sum of inflows across the yield, hybrid and equity investing strategies.
ISGI	Refers collectively to Apollo Asset Management Europe LLP, a subsidiary of AAM (“AAME”) and Apollo Asset Management PC LLP, a wholly-owned subsidiary of AAME (“AAME PC”)
Net IRR of a traditional private equity or the hybrid value funds	The gross IRR applicable to a fund, including returns for related parties which may not pay fees or performance fees, net of management fees, certain expenses (including interest incurred or earned by the fund itself) and realized performance fees all offset to the extent of interest income, and measures returns at the fund level on amounts that, if distributed, would be paid to investors of the fund. The timing of cash flows applicable to investments, management fees and certain expenses, may be adjusted for the usage of a fund’s subscription facility. To the extent that a fund exceeds all requirements detailed within the applicable fund agreement, the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner of such fund, thereby reducing the balance attributable to fund investors. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
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

Perpetual capital
Assets under management of certain vehicles with an indefinite duration, which assets may only be withdrawn under certain conditions or subject to certain limitations, including satisfying required hold periods or percentage limits on the amounts that may be redeemed over a particular period. The investment management, advisory or other service agreements with our perpetual capital vehicles may be terminated under certain circumstances.

Principal Investing Income, or PII	Component of Segment Income that is used to assess the performance of the principal investing segment. For the principal investing segment, PII is the sum of (i) realized performance fees, including certain realizations received in the form of equity, (ii) realized investment income, less (x) realized principal investing compensation expense, excluding expense related to equity-based compensation, and (y) certain corporate compensation and non-compensation expenses.
Principal investing compensation	Realized performance compensation, distributions related to investment income and dividends, and includes allocations of certain compensation expenses related to managing the business.
Private equity investments	(i) Direct or indirect investments in existing and future private equity funds managed or sponsored by Apollo, (ii) direct or indirect co-investments with existing and future private equity funds managed or sponsored by Apollo, (iii) direct or indirect investments in securities which are not immediately capable of resale in a public market that Apollo identifies but does not pursue through its private equity funds, and (iv) investments of the type described in (i) through (iii) above made by Apollo funds.
Redding Ridge	Redding Ridge Asset Management, LLC and its subsidiaries, which is a standalone, self-managed asset management business established in connection with risk retention rules that manages CLOs and retains the required risk retention interests.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

APOLLO ASSET MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands, except share data)	As of March 31, 2023	As of December 31, 2022
Assets:
Cash and cash equivalents	$1,254,202	$1,200,735
Restricted cash and cash equivalents	1,061,210	1,048,129
Investments (includes performance allocations of $2,867,512 and $2,635,180 as of March 31, 2023 and December 31, 2022, respectively)	5,650,246	5,644,167
Assets of consolidated variable interest entities:
Cash and cash equivalents	123,362	109,578
Investments	1,762,956	2,370,884
Other assets	31,654	30,310
Due from related parties	775,115	726,253
Deferred tax assets, net	610,116	633,660
Other assets	1,212,277	1,175,755
Lease assets	623,779	590,732
Goodwill	263,744	263,744
Total Assets	$13,368,661	$13,793,947
Liabilities, Redeemable non-controlling interests and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$185,285	$167,764
Accrued compensation and benefits	148,193	114,862
Deferred revenue	205,381	172,720
Due to related parties	1,487,639	1,577,494
Profit sharing payable	1,533,624	1,412,451
Debt	2,813,926	2,814,117
Liabilities of consolidated variable interest entities:
Notes payable	42,916	49,990
Other liabilities	1,251,463	1,898,841
Other liabilities	395,558	422,441
Lease liabilities	707,806	664,366
Total Liabilities	8,771,791	9,295,046
Commitments and Contingencies (see note 14)
Redeemable non-controlling interests:
Redeemable non-controlling interests	1,041,596	1,031,914
Stockholders’ Equity:
Apollo Asset Management, Inc. Stockholders’ Equity:
Series A Preferred Stock, 11,000,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	264,398	264,398
Series B Preferred Stock, 12,000,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	289,815	289,815
Common Stock, $0.00001 par value, 40,000,000 shares authorized, 1,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Additional paid in capital	1,240,217	1,304,378
Accumulated other comprehensive loss	(10,809)	(10,340)
Total Apollo Asset Management, Inc. Stockholders’ Equity	1,783,621	1,848,251
Non-controlling interests in consolidated entities	533,974	487,909
Non-controlling interests in Apollo Operating Group	1,237,679	1,130,827
Total Stockholders’ Equity	3,555,274	3,466,987
Total Liabilities, Redeemable non-controlling interests and Stockholders’ Equity	$13,368,661	$13,793,947

See accompanying notes to unaudited condensed consolidated financial statements.

APOLLO ASSET MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
(In thousands)	2023	2022
Revenues:
Management fees	$631,840	$522,936
Advisory and transaction fees, net	154,599	65,786
Investment income	441,585	702,315
Incentive fees	15,465	5,850
Total Revenues	1,243,489	1,296,887
Expenses:
Compensation and benefits	669,567	734,105
Interest expense	34,302	32,993
General, administrative and other	183,028	140,363
Total Expenses	886,897	907,461
Other Income:
Net gains (losses) from investment activities	(1,536)	771,262
Net gains from investment activities of consolidated variable interest entities	34,037	279,455
Interest income	32,284	2,836
Other loss, net	(7,416)	(25,183)
Total Other Income	57,369	1,028,370
Income before income tax provision	413,961	1,417,796
Income tax provision	(61,472)	(134,174)
Net Income	352,489	1,283,622
Net income attributable to non-controlling interests	(135,106)	(686,654)
Net Income Attributable to Apollo Asset Management, Inc.	217,383	596,968
Series A Preferred Stock Dividends	(4,383)	(4,383)
Series B Preferred Stock Dividends	(4,781)	(4,781)
Net Income Attributable to Apollo Asset Management, Inc. Common Stockholders	$208,219	$587,804

See accompanying notes to unaudited condensed consolidated financial statements.

APOLLO ASSET MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
(In thousands)	2023	2022
Net Income	$352,489	$1,283,622
Other Comprehensive Income (Loss), net of tax:
Currency translation adjustments, net of tax	5,129	(5,810)
Net gain from change in fair value of cash flow hedge instruments	—	1,976
Net gain (loss) on available-for-sale securities	105	(681)
Total Other Comprehensive Income (Loss), net of tax	5,234	(4,515)
Comprehensive Income	357,723	1,279,107
Comprehensive Income attributable to non-controlling interests	(140,809)	(679,292)
Comprehensive Income Attributable to Apollo Asset Management, Inc.	$216,914	$599,815

See accompanying notes to unaudited condensed consolidated financial statements.

APOLLO ASSET MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	For the three months ended March 31, 2022
	Apollo Asset Management, Inc. Stockholders
(In thousands, except share data)	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Apollo Asset Management, Inc. Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Stockholders’ Equity
Balance at January 1, 2022	248,896,649	$264,398	$289,815	$2,096,403	$1,143,899	$(5,374)	$3,789,141	$3,813,885	$2,591,340	$10,194,366
Reverse stock split	(248,895,649)	—	—	—	—	—	—	—	—	—
Deconsolidation of VIEs	—	—	—	—	—	—	—	(4,607,867)	—	(4,607,867)
Accretion of redeemable non-controlling interests	—	—	—	(19,980)	—	—	(19,980)	—	—	(19,980)
Contributions	—	—	—	328,628	—	—	328,628	1,427,248	—	1,755,876
Dividends/Distributions	—	(4,383)	(4,781)	(1,434,553)	(1,731,703)	—	(3,175,420)	(460,731)	(2,174,071)	(5,810,222)
Net income	—	4,383	4,781	—	587,804	—	596,968	210,109	476,545	1,283,622
Currency translation adjustments, net of tax	—	—	—	—	—	2,646	2,646	(8,024)	(432)	(5,810)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	882	882	—	1,094	1,976
Net loss on available-for-sale securities	—	—	—	—	—	(681)	(681)	—	—	(681)
Balance at March 31, 2022	1,000	$264,398	$289,815	$970,498	$—	$(2,527)	$1,522,184	$374,620	$894,476	$2,791,280

	For the three months ended March 31, 2023
	Apollo Asset Management, Inc. Stockholders
(In thousands, except share data)	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Apollo Asset Management, Inc. Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Stockholders’ Equity
Balance at January 1, 2023	1,000	$264,398	$289,815	$1,304,378	$—	$(10,340)	$1,848,251	$487,909	$1,130,827	$3,466,987
Accretion of redeemable non-controlling interests	—	—	—	(9,478)	(204)	—	(9,682)	—	—	(9,682)
Contributions	—	—	—	124,071	—	—	124,071	12,649	—	136,720
Dividends/Distributions	—	(4,383)	(4,781)	(178,754)	(208,015)	—	(395,933)	(541)	—	(396,474)
Net income	—	4,383	4,781	—	208,219	—	217,383	28,189	106,917	352,489
Currency translation adjustments, net of tax	—	—	—	—	—	(485)	(485)	5,768	(154)	5,129
Net gain on available-for-sale securities	—	—	—	—	—	16	16	—	89	105
Balance at March 31, 2023	1,000	$264,398	$289,815	$1,240,217	$—	$(10,809)	$1,783,621	$533,974	$1,237,679	$3,555,274

See accompanying notes to unaudited condensed consolidated financial statements.

APOLLO ASSET MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
(In thousands)	2023	2022
Cash Flows from Operating Activities:
Net income	$352,489	$1,283,622
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity-based compensation	123,991	156,288
Depreciation and amortization	26,982	7,891
Unrealized (gains) losses from investment activities	4,624	13,236
Net investment income	(441,585)	(702,315)
Change in fair value of contingent obligations	(1,806)	(2,742)
(Gain) loss from change in tax receivable agreement liability	—	14,184
Deferred taxes, net	24,090	(249,068)
Non-cash lease expense	24,192	9,978
Other non-cash amounts included in net income, net	37,863	(4,541)
Cash flows due to changes in operating assets and liabilities:
Due from related parties	(46,981)	670,506
Accounts payable and accrued expenses	17,383	(6,972)
Accrued compensation and benefits	33,403	(21,903)
Deferred revenue	32,661	12,123
Due to related parties	34,495	476,160
Profit sharing payable	122,988	194,646
Lease liability	(13,800)	—
Other assets and other liabilities, net	(77,956)	(553,130)
Earnings from net investment income	203,524	487,095
Satisfaction of contingent obligations	(10)	(12,701)
Apollo Fund and VIE related:
Net realized and unrealized gains from investing activities and debt	(30,157)	(101,449)
Change in consolidation	—	(743,582)
Purchases of investments	(1,213,337)	(2,666,619)
Proceeds from sale of investments	1,861,296	1,490,289
Changes in other assets and other liabilities, net	(11,785)	(51,466)
Net Cash Provided by (Used in) Operating Activities	$1,062,564	$(300,470)
Cash Flows from Investing Activities:
Purchases of fixed assets	$(43,757)	$(43,542)
Proceeds from sale of investments	7,937	2,694
Purchase of investments	(29,207)	(119,169)
Purchase of U.S. Treasury securities	(244,263)	(699,184)
Proceeds from maturities of U.S. Treasury securities	537,936	299,763
Cash contributions to principal investments	(58,353)	(125,201)
Cash distributions from principal investments	12,820	12,454
Related party inflows (Repayments)	6,482	580,958
Related party outflows (Issuances)	(8,429)	(1,143,756)
Other investing activities, net	—	(1,338)
Apollo Fund and VIE related:
Purchase of U.S. Treasury securities	—	(817,371)
Proceeds from maturities of U.S. Treasury	—	1,162,166
Net Cash Provided by (Used in) Investing Activities	$181,166	$(891,526)
Cash Flows from Financing Activities:
Principal repayments of debt	$(1,339)	$—
Dividends to Preferred Stockholders	(9,164)	(9,164)
Distributions related to AGM’s repurchase of Common Stock	—	(226,431)

APOLLO ASSET MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Distributions related to deliveries of AGM’s Common Stock for RSUs	(146,973)	(138,043)
Dividends/Distributions	(239,798)	(229,230)
AOG Unit Payment	(43,817)	—
Due to parent, net	(80,533)	—
Other financing activities, net	(320)	(1,956)
Apollo Fund and VIE related:
Issuance of debt	1,203,000	1,689,011
Principal repayment of debt	(1,856,883)	(646,366)
Distributions paid to non-controlling interests in consolidated entities	—	(458,605)
Contributions from non-controlling interests in consolidated entities	12,429	1,427,078
Net Cash Provided by (Used in) Financing Activities	$(1,163,398)	$1,406,294
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Funds and VIEs	80,332	214,298
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Funds and VIEs, Beginning of Period	2,358,442	2,088,334
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Funds and VIEs, End of Period	$2,438,774	$2,302,632
Supplemental Disclosure of Cash Flow Information:
Interest paid	$24,443	$24,246
Interest paid by consolidated variable interest entities	12,215	170,479
Income taxes paid	10,701	16,071
Supplemental Disclosure of Non-Cash Investing Activities:
Distributions from principal investments	1,539	93,420
Change in accrual for purchase of fixed assets	(138)	(44)
Loss on Athene equity swap	—	21,086
Supplemental Disclosure of Non-Cash Financing Activities:
Capital increases related to equity-based compensation	$110,229	$130,302
Issuance of restricted shares	13,842	27,872
Other non-cash financing activities	—	(681)
Changes in Consolidation:
Investments, at fair value	$—	$(16,170,171)
Other assets	—	(184,098)
Debt, at fair value	—	9,350,378
Notes payable	—	2,611,019
Other liabilities	—	528,587
Non-controlling interest in consolidated entities related to acquisition	—	4,607,867
Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Consolidated Statements of Financial Condition:
Cash and cash equivalents	$1,254,202	$1,245,606
Restricted cash and cash equivalents	1,061,210	1,037,673
Cash and cash equivalents held at consolidated variable interest entities	123,362	19,353
Total Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$2,438,774	$2,302,632

See accompanying notes to condensed consolidated financial statements.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

1. ORGANIZATION
Apollo Asset Management, Inc. (“AAM”, together with its consolidated subsidiaries, the “Company” or “Apollo”) is a high-growth, global alternative asset manager whose predecessor was founded in 1990. Its primary business is to raise, invest and manage funds, accounts and other vehicles, on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. For these investment management services, Apollo receives management fees generally related to the amount of assets managed, transaction and advisory fees, incentive fees and performance allocations related to the performance of the respective funds that it manages. As of March 31, 2023, Apollo had two primary business segments:
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
Organization of the Company
As of March 31, 2023, the Company owned a majority of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group. The remaining economic interests of the Apollo Operating Group were owned directly and indirectly by Apollo Global Management, Inc. (“AGM”).
Apollo and Athene Merger
On January 1, 2022, Apollo and Athene completed the previously announced merger transactions pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) by and among AAM, Tango Holdings, Inc., a Delaware corporation and a then wholly-owned subsidiary of AAM (“HoldCo”), Blue Merger Sub, Ltd., a Bermuda exempted company and a direct wholly-owned subsidiary of HoldCo (“AHL Merger Sub”), and Green Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of HoldCo (“AAM Merger Sub”). At the closing of the transactions, AHL Merger Sub merged with and into AHL (the “AHL Merger”), with AHL as the surviving entity in the AHL Merger and a subsidiary of HoldCo, and AAM Merger Sub merged with and into AAM (the “AAM Merger” and, together with the AHL Merger, the “Mergers”) with AAM as the surviving entity in the AAM Merger and a subsidiary of HoldCo.
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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These condensed consolidated financial statements should be read in conjunction with the annual financial statements included in the 2022 Annual Report. Certain disclosures included in the annual financial statements have been condensed or omitted as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.
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
Assets and liabilities of the consolidated VIEs, other than SPACs, are primarily shown in separate sections within the condensed consolidated statements of financial condition. Changes in the fair value of the consolidated VIEs’ assets and liabilities and related interest, dividend and other income and expenses are primarily presented within net gains from investment activities of consolidated variable interest entities in the condensed consolidated statements of operations. The portion attributable to non-controlling interests is reported within net income attributable to non-controlling interests in the condensed consolidated statements of operations. For additional disclosures regarding VIEs, see notes 5 and 13.
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
Use of Estimates
The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and related footnotes. Apollo’s most significant estimates include goodwill and intangible assets, income taxes, performance allocations, incentive fees, contingent consideration obligations related to an acquisition, non-cash compensation, and fair value of investments and debt. While such impact may change considerably over time, the estimates and assumptions affecting the Company’s condensed consolidated financial statements are based on the best available information as of March 31, 2023. Actual results could differ materially from those estimates.
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
Restricted cash and cash equivalents of Apollo Strategic Growth Capital II (“APSG II”), a consolidated SPAC, is held in trust accounts and includes money market funds and U.S. Treasury bills with original maturities of three months or less, that were purchased with funds raised through the initial public offering of the consolidated entity. The $707.6 million in funds for APSG II as of March 31, 2023 is restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in APSG II’s trust agreement. Refer to note 13 for further detail.
Restricted cash and cash equivalents of Acropolis Infrastructure Acquisition Corp. (“Acropolis”), a consolidated SPAC, is held in a trust account and includes money market funds that were purchased with funds raised through the initial public offering of the consolidated entity. The $351.4 million in funds as of March 31, 2023 are restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in the trust agreement. Refer to note 13 for further detail.
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
The Company has elected the FVO for financial instruments held by its consolidated CLOs, which includes investments in loans and corporate bonds, as well as debt obligations and contingent obligations. Certain consolidated VIEs have applied the FVO for investments in private debt securities that otherwise would not have been carried at fair value with gains and losses in net income. The Company has also elected the FVO for certain investments otherwise accounted for under the equity method of accounting. Refer to note 3 for additional information and other instances of when the Company has elected the FVO.
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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Although reverse repurchase and repurchase agreements generally involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be resold or repurchased before or at the maturity of the agreement. As a result, the collateral received under reverse repurchase agreements are not recognized and the collateral pledged under repurchase agreements are not derecognized in the condensed consolidated statements of financial condition.
Reverse repurchase and repurchase agreements generally sit within consolidated VIEs and as such, those reverse repurchase and repurchase agreements are reflected as investments and other liabilities, respectively, within the consolidated VIE section of the condensed consolidated statements of financial condition. Reverse repurchase agreements are generally accounted for by electing the fair value option. Earnings from reverse repurchase agreements are included in net gains from investment activities of consolidated variable interest entities on the condensed consolidated statements of operations.
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
Under a measurement alternative permissible for consolidated collateralized financing entities, the Company measures both the financial assets and financial liabilities of consolidated CLOs in its condensed consolidated financial statements in both cases using the fair value of the financial assets or financial liabilities, whichever are more observable.
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
Deferred Revenue
Apollo records deferred revenue, which is a type of contract liability, when consideration is received in advance of management services provided. Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. It is included in accounts payable, accrued expenses, and other liabilities in the condensed consolidated statements of financial condition.
Apollo also earns management fees which are subject to an offset. When Apollo receives cash for advisory and transaction fees, a certain percentage of such advisory and/or transaction fees, as applicable, is allocated as a credit to reduce future management fees, otherwise payable by the relevant fund. Such credit is recorded as deferred revenue in the condensed consolidated statements of financial condition within the accounts payable, accrued expenses, and other liabilities line item. A portion of any excess advisory and transaction fees may be required to be returned to the limited partners of certain funds upon such fund’s liquidation. As the management fees earned by the Company are presented on a gross basis, any management fee offsets calculated are presented as a reduction to advisory and transaction fees in the condensed consolidated statements of operations.

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
Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. There was $124.0 million of revenue recognized during the three months ended March 31, 2023 that was previously deferred as of January 1, 2023.
Under the terms of the funds’ partnership agreements, Apollo is normally required to bear organizational expenses over a set dollar amount and placement fees or costs in connection with the offering and sale of interests in the funds it manages to investors. In cases where the limited partners of the funds are determined to be the customer in an arrangement, placement fees may be capitalized as a cost to acquire a customer contract, and amortized over the life of the customer contract. Capitalized placement fees are recorded within other assets in the condensed consolidated statements of financial condition, while amortization is recorded within general, administrative and other in the condensed consolidated statements of operations. In certain instances, the placement fees are paid over a period of time. Based on the management agreements with the funds, Apollo considers placement fees and organizational costs paid in determining if cash has been received in excess of the management fees earned. Placement fees and organizational costs are normally the obligation of Apollo but can be paid for by the funds. When these costs are paid by the fund, the resulting obligations are included within deferred revenue. The deferred revenue balance will also be reduced during future periods when management fees are earned but not paid.
Redeemable non-controlling interests
Redeemable non-controlling interests are attributable to VIEs and primarily represent the shares issued by the Company’s consolidated SPACs whose shares are redeemable for cash by the respective public shareholders in connection with the applicable SPAC’s failure to complete a business combination or its tender offer/stockholder approval provisions. The redeemable non-controlling interests are initially recorded at their original issue price, net of issuance costs and the initial fair value of separately traded warrants. The carrying amount is accreted to its redemption value over the period from the date of issuance to the earliest redemption date of the instrument. The accretion to redemption value is generally recorded against additional paid-in capital. Refer to note 13 for further detail.
Revenues
The Company’s revenues include (i) management fees; (ii) advisory and transaction fees, net; (iii) investment income, which is comprised of performance allocations and principal investment income; and (iv) incentive fees.
The revenue guidance requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services (i.e., the transaction price). When determining the transaction price, under the revenue guidance, an entity may recognize variable consideration only to the extent that it is probable to not be significantly reversed. The revenue guidance also requires disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.
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
The amounts due from fund portfolio companies are recorded in due from related parties on the condensed consolidated statements of financial condition, which is discussed further in note 13. Under the terms of the limited partnership agreements for certain funds, the management fee payable by the funds may be subject to a reduction based on a certain percentage of such advisory and transaction fees, net of applicable broken deal costs. Advisory and transaction fees are reduced by these management fee offsets in the condensed consolidated statements of operations.
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
Incentive fees are considered a form of variable consideration as they are subject to clawback or reversal and therefore must be deferred until the fees are probable to not be significantly reversed. Accrued but unpaid incentive fees are reported within other assets in the Company’s condensed consolidated statements of financial condition. The Company’s incentive fees are generally received from CLOs, managed accounts and certain other vehicles it manages.
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
Profit Sharing
Profit sharing expense and profit sharing payable primarily consist of a portion of performance revenues earned from certain funds that are allocated to employees and former employees. Profit sharing amounts are recognized as the related performance revenues are earned. Accordingly, profit sharing amounts can be reversed during periods when there is a decline in performance revenues that were previously recognized. Profit sharing expense is recorded in compensation and benefits in the condensed consolidated statements of operations. Profit sharing payable is recorded in accounts payable, accrued expenses and other liabilities for Asset Management in the condensed consolidated statements of financial condition.
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
Additionally, profit sharing amounts previously distributed may be subject to clawback from employees and former employees. When applicable, the accrual for potential clawback of previously distributed profit sharing amounts, which is a component of due from related parties on the condensed consolidated statements of financial condition, represents all amounts previously distributed to employees and former employees that would need to be returned to the general partner if the Apollo funds were to be liquidated based on the fair value of the underlying fund’s investments as of the reporting date. The actual general partner receivable, however, would not become realized until the final disposition of a fund’s investments based on the contractual termination of the fund or as otherwise set forth in the respective governing document of the fund.
Profit sharing payable also includes contingent consideration obligations that were recognized in connection with certain Apollo acquisitions. Changes in the fair value of the contingent consideration obligations are reflected in the Company’s condensed consolidated statements of operations as compensation and benefits.
The Company has performance-based incentive arrangements for certain Apollo partners and employees designed to more closely align compensation on an annual basis with the overall realized performance of the Company. These arrangements

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
enable certain employees to earn discretionary compensation based on performance revenue earned by the Company in a given year, which amounts are reflected in compensation and benefits in the accompanying condensed consolidated financial statements. Apollo may also use dividends it receives from investments in certain perpetual capital vehicles to compensate employees. These amounts are recorded as compensation and benefits in the condensed consolidated statements of operations for asset management.
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
Recently Issued Accounting Pronouncements

Fair Value Measurement — Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (ASU 2022-03)

In June 2022, the Financial Accounting Standards Board (“FASB”) issued clarifying guidance that a restriction which is a characteristic of the holding entity rather than a characteristic of the equity security itself should not be considered in its fair value measurement. As a result, the Company is required to measure the fair value of equity securities subject to contractual restrictions attributable to the holding entity on the basis of the market price of the same equity security without those contractual restrictions. Companies are not permitted to recognize a contractual sale restriction attributable to the holding entity as a separate unit of account. The guidance also requires disclosures for these equity securities.

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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

The Company is currently evaluating the new guidance and its impact on the condensed consolidated financial statements.
Investments– Equity Method and Joint Ventures (ASU 2023-02)
In March 2023, the FASB issued guidance in ASU 2023-02 to introduce the option of applying the proportional amortization method (“PAM”) to account for investments made primarily for the purpose of receiving income tax credits or other income tax benefits when certain requirements are met. Currently, PAM only applies to low-income housing tax credit (“LIHTC”) investments. The guidance becomes mandatorily effective for the Company on January 1, 2024, but early adoption is permitted. The Company is currently evaluating the impact of the new pronouncement.
Recently Adopted Accounting Pronouncements
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
The new guidance was adopted by the Company on January 1, 2023 and applied prospectively. There was no financial statement impact upon adoption.
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
3. INVESTMENTS
The following table presents Apollo’s investments:

	As of March 31, 2023	As of December 31, 2022
Investments, at fair value	$1,352,581	$1,321,220
Equity method investments	1,010,743	978,923
Performance allocations	2,867,512	2,635,180
U.S. Treasury Securities, at fair value	419,410	708,844
Total Investments	$5,650,246	$5,644,167
Investments, at Fair Value
Investments, at fair value, consist of investments for which the fair value option has been elected and primarily include the Company’s investment in Athora, other strategic investments and investments in debt of unconsolidated CLOs. Changes in the fair value related to these investments are presented in net gains (losses) from investment activities except for certain investments for which the Company is entitled to receive performance allocations. For those investments, changes in fair value are presented in principal investment income and are included within investment income in the condensed consolidated statements of operations.
Prior to the Mergers, the Company’s equity investment in Athene Holding, for which the fair value option was elected, met the significance criteria as defined by the SEC. During the three months ended March 31, 2022, the Company’s investment in Athene Holding was distributed to AGM. As such, the following tables present summarized financial information of Athene Holding:

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

For the Three Months Ended March 31,
2022
(in millions)
Statements of Operations
Revenues	$(269)
Benefits and expenses	2,504
Income (loss) before income taxes	(2,773)
Income tax expense (benefit)	(407)
Net income (loss)	(2,366)
Less: Net income (loss) attributable to non-controlling interests	(883)
Net income (loss) available to Athene Holding Ltd. shareholders	$(1,483)
Less: Preferred stock dividends	35
Net income (loss) available to Athene Holding Ltd. common shareholders	$(1,518)
Net Gains (Losses) from Investment Activities
The following table presents the realized and net change in unrealized gains reported in net gains (losses) from investment activities:

	For the Three Months Ended March 31,
	2023	2022
Realized gains on sales of investments, net	$5,073	$4,843
Net change in unrealized gains (losses) due to changes in fair value	(6,609)	766,419
Net gains (losses) from investment activities	$(1,536)	$771,262
Performance Allocations
Performance allocations receivable is recorded within investments in the condensed consolidated statements of financial condition. The table below provides a roll forward of the performance allocations balance:

Total
Performance allocations, January 1, 2023	$2,635,180
Change in fair value of funds	426,914
Fund distributions to the Company	(194,582)
Performance allocations, March 31, 2023	$2,867,512
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
4. PROFIT SHARING PAYABLE
Profit sharing payable was $1.5 billion and $1.4 billion as of March 31, 2023 and December 31, 2022, respectively. The table below provides a roll forward of the profit sharing payable balance:

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

Total
Profit sharing payable, January 1, 2023	$1,412,451
Profit sharing expense	289,513
Payments/other	(168,340)
Profit sharing payable, March 31, 2023	$1,533,624
Profit sharing expense includes (i) changes in amounts payable to employees and former employees entitled to a share of performance revenues in funds managed by Apollo and (ii) changes to the fair value of the contingent consideration obligations recognized in connection with certain Apollo acquisitions. Profit sharing payable excludes the potential return of profit sharing distributions that would be due if certain funds were liquidated, which is recorded in due from related parties in the condensed consolidated statements of financial condition. See note 13 for further disclosure regarding the potential return of profit sharing distributions.
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
Consolidated Variable Interest Entities
Consolidated VIEs include consolidated SPACs as well as certain CLOs and funds managed by the Company. The financial information for these consolidated SPACs is disclosed in note 13.
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

	For the Three Months Ended March 31,
	2023	(1)	2022	(1)
Net gains from investment activities	$30,157		$90,831
Net gains from debt	—		10,138
Interest and other income	33,063		167,051
Interest and other expenses	(29,183)		11,435
Net gains from investment activities of consolidated variable interest entities	$34,037		$279,455

(1) Amounts reflect consolidation eliminations.
Subscription Lines
Included within notes payable and other liabilities are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of those amounts.

	As of March 31, 2023			As of December 31, 2022
	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Subscription Lines(1)	1,286,699	6.65%	0.09	686,473	6.22%	0.08

(1) The subscription lines of the consolidated VIEs are collateralized by assets held by each respective vehicle and assets of one vehicle may not be used to satisfy the liabilities of another vehicle.

Repurchase Agreements
The following table summarizes the maturities of repurchase agreements:

Remaining Contractual Maturity	As of March 31, 2023	As of December 31, 2022
91 days to 364 days	$—	$1,254,109
Total Payables for repurchase agreements(1)	$—	$1,254,109

(1) Included in other liabilities of consolidated variable interest entities on the condensed consolidated statements of financial condition.
The following table summarizes the gross carrying value of repurchase agreements by class of collateral pledged:

	As of March 31, 2023	As of December 31, 2022
Loans backed by residential real estate	$—	$770,190
Loans backed by commercial real estate	—	483,919
Total	$—	$1,254,109

Note: These repurchase agreements are carried at cost which approximates fair value and is classified as Level II of the fair value hierarchy.
Reverse Repurchase Agreements
As of March 31, 2023 and December 31, 2022, the fair value of collateral received under reverse repurchase agreements was $510 million and $1,522 million, respectively, and the fair value of collateral rehypothecated was $0 million and $1,522 million, respectively.

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

	As of March 31, 2023	(2)	As of December 31, 2022	(2)
Apollo Exposure(1)	$317,432		$343,383

(1) Represents Apollo’s direct investment in those entities in which Apollo holds a significant variable interest and certain other investments. Additionally, cumulative performance allocations are subject to reversal in the event of future losses, as discussed in note 14.

(2) Some amounts included are a quarter in arrears.
6. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of March 31, 2023
	Level I	Level II	Level III		NAV	Total
Assets
Cash and cash equivalents(1)	$1,254,202	$—	$—		$—	$1,254,202
Restricted cash and cash equivalents(2)	1,061,210	—	—		—	1,061,210
Cash and cash equivalents of VIEs	123,362	—	—		—	123,362
U.S. Treasury securities	419,410	—	—		—	419,410
Investments, at fair value	193,358	38,821	1,117,263	(3)	3,139	1,352,581
Investments of VIEs, at fair value	—	368,467	1,281,922		111,943	1,762,332
Due from related parties(4)	—	—	32,862		—	32,862
Derivative assets(5)	—	17,433	14,755		—	32,188
Total Assets	$3,051,542	$424,721	$2,446,802		$115,082	$6,038,147

Liabilities
Other liabilities of VIEs, at fair value	$—	$62	$—		$—	$62
Contingent consideration obligations(6)	—	—	53,200		—	53,200
Other liabilities(7)	1,380	—	—		—	1,380
Total Liabilities	$1,380	$62	$53,200		$—	$54,642

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

	As of December 31, 2022
	Level I	Level II	Level III		NAV	Total
Assets
Cash and cash equivalents(1)	$1,200,735	$—	$—		$—	$1,200,735
Restricted cash and cash equivalents(2)	1,048,129	—	—		—	1,048,129
Cash and cash equivalents of VIEs	109,578	—	—		—	109,578
U.S. Treasury securities	708,844	—	—		—	708,844
Investments, at fair value	189,995	38,729	1,084,349	(3)	8,147	1,321,220
Investments of VIEs, at fair value	—	1,537,479	727,200		106,205	2,370,884
Due from related parties(4)	—	—	43,413		—	43,413
Derivative assets(5)	—	—	15,492		—	15,492
Total Assets	$3,257,281	$1,576,208	$1,870,454		$114,352	$6,818,295

Liabilities
Other liabilities of VIEs, at fair value	$—	$24	$—		$—	$24
Contingent consideration obligations(6)	—	—	55,016		—	55,016
Other liabilities(7)	1,932	—	—		—	1,932
Derivative liabilities(5)	—	56,674	—		—	56,674
Total Liabilities	$1,932	$56,698	$55,016		$—	$113,646

(1) Cash and cash equivalents as of March 31, 2023 and December 31, 2022 includes $0.3 million and $0.4 million, respectively, of cash and cash equivalents held by consolidated SPACs.
(2) Restricted cash and cash equivalents as of March 31, 2023 and December 31, 2022 includes $1.1 billion and $1.0 billion, respectively, of restricted cash and cash equivalents held by consolidated SPACs.

(3) Investments as of March 31, 2023 and December 31, 2022 excludes $193.7 million and $198.1 million, respectively, of performance allocations classified as Level III related to certain investments for which the Company elected the fair value option. The Company’s policy is to account for performance allocations as investments.

(4) Due from related parties represents a receivable from a fund.
(5) Derivative assets and derivative liabilities are presented as a component of Other assets and Other liabilities, respectively, in the condensed consolidated statements of financial condition.
(6) Profit sharing payable includes contingent obligations classified as Level III.
(7) Other liabilities as of March 31, 2023 and December 31, 2022 includes the publicly traded warrants of APSG II.
The following tables summarize the changes in fair value in financial assets measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended March 31, 2023
	Investments and Derivative Assets	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$1,099,841	$727,200	$1,827,041
Purchases	7,857	871,501	879,358
Sale of investments/distributions	(1,126)	(348,357)	(349,483)
Net realized gains (losses)	(6,018)	18,360	12,342
Changes in net unrealized gains (losses)	26,032	14,747	40,779
Cumulative translation adjustment	5,432	—	5,432
Transfer out of Level III(1)	—	(1,529)	(1,529)
Balance, End of Period	$1,132,018	$1,281,922	$2,413,940
Change in net unrealized gains included in investment income (loss) related to investments still held at reporting date	$26,032	$—	$26,032
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	8,595	8,595

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended March 31, 2022
	Investments	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$946,184	$13,187,803	$14,133,987
Net transfer in (out) due to consolidation (deconsolidation)	21,710	(14,190,236)	(14,168,526)
Purchases	103,224	2,418,129	2,521,353
Sale of investments/distributions	(2,694)	(1,192,531)	(1,195,225)
Net realized gains	1,596	11,766	13,362
Changes in net unrealized gains	28,465	203,795	232,260
Cumulative translation adjustment	(11,590)	(10,808)	(22,398)
Transfer into Level III(1)	—	29,803	29,803
Transfer out of Level III(1)	—	(2,934)	(2,934)
Balance, End of Period	$1,086,895	$454,787	$1,541,682
Change in net unrealized gains included in investment income related to investments still held at reporting date	$28,465	$—	$28,465
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	81,204	81,204

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

The following tables summarize the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended March 31, 2023
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total
Balance, Beginning of Period	$55,016	$—	$55,016
Payments	(10)	—	(10)
Changes in net unrealized (gains) losses(1)	(1,806)	—	(1,806)
Balance, End of Period	$53,200	$—	$53,200

	For the Three Months Ended March 31, 2022
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total
Balance, Beginning of Period	$125,901	$7,527,569	$7,653,470
Transfer in due to consolidation	—	(8,626,153)	(8,626,153)
Issuances	—	1,645,025	1,645,025
Payments	(12,701)	(518,773)	(531,474)
Net realized (gains) losses	—	(480)	(480)
Changes in net unrealized (gains) losses(1)	(2,742)	(16,368)	(19,110)
Cumulative translation adjustment	—	(10,820)	(10,820)
Transfers into Level III (2)	—	—	—
Balance, End of Period	$110,458	$—	$110,458
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to debt and other liabilities still held at reporting date	$—	$—	$—

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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy:

	As of March 31, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (1)
Financial Assets
Investments	$547,617	Embedded value	N/A	N/A	N/A
	127,053	Discounted cash flow	Discount rate	9.2% - 52.8%	29.0%
	442,593	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	32,862	Discounted cash flow	Discount rate	14.5%	14.5%
Derivative assets	14,755	Option model	Volatility rate	70.0%	70.0%
Investments of consolidated VIEs:
Bank loans	789,825	Discounted cash flow	Discount rate	7.2% - 35.4%	7.5%
		Adjusted transaction value	N/A	N/A	N/A
Equity securities	468,031	Dividend discount model	Discount rate	12.9%	12.9%
Bonds	23,910	Discounted cash flow	Discount rate	8.2% -10.5%	10.5%
Warrants	156	Discounted cash flow	Discount rate	15.0%	15.0%
Total Financial Assets	$2,446,802
Financial Liabilities
Contingent Consideration Obligation	53,200	Discounted cash flow	Discount rate	24.0% - 29.0%	27.5%
Total Financial Liabilities	$53,200

	As of December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (1)
Financial Assets
Investments	$525,696	Embedded value	N/A	N/A	N/A
	128,368	Discounted cash flow	Discount rate	8.9% - 52.8%	28.7%
	430,285	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	43,413	Discounted cash flow	Discount rate	15.0%	15.0%
Derivative assets	15,492	Option model	Volatility rate	60.0%	60.0%
Investments of consolidated VIEs:
Equity securities	458,282	Dividend discount model	Discount rate	12.1%	12.1%
Bank loans	243,703	Discounted cash flow	Discount rate	6.4% - 32.7%	8.0%
		Adjusted transaction value	N/A	N/A	N/A
Bonds	25,065	Discounted cash flow	Discount rate	7.9%	7.9%
Warrants	150	Discounted cash flow	Discount rate	15.4%	15.4%
Total Financial Assets	$1,870,454
Financial Liabilities
Contingent Consideration Obligation	55,016	Discounted cash flow	Discount rate	20.0% - 25.0%	23.6%
Total Financial Liabilities	$55,016

N/A: Not applicable
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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Consolidated VIEs’ Investments
The significant unobservable input used in the fair value measurement of the equity securities, bank loans, bonds and warrants is the discount rate applied in the valuation models. This input in isolation can cause significant increases or decreases in fair value, which would result in a significantly lower or higher fair value measurement. The discount rate is determined based on the market rates an investor would expect for a similar investment with similar risks.
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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
7. OTHER ASSETS
Other assets consisted of the following:

	As of March 31, 2023	As of December 31, 2022
Fixed assets	$490,312	$447,065
Less: Accumulated depreciation and amortization	(173,545)	(160,654)
Fixed assets, net	316,767	286,411
Deferred equity-based compensation(1)	296,132	279,973
Intangible assets, net	174,152	179,215
Commitment asset(2)	130,005	138,385
Prepaid expenses	78,721	62,098
Tax receivables	70,514	92,610
Other	145,986	137,063
Total Other Assets	$1,212,277	$1,175,755

(1) Deferred equity-based compensation relates to the value of equity-based awards that have been or are expected to be granted in connection with the settlement of certain profit sharing arrangements. A corresponding amount for awards expected to be granted of $239.2 million and $227.8 million, as of March 31, 2023 and December 31, 2022, respectively, is included in other liabilities on the condensed consolidated statements of financial condition.

(2) Represents a commitment from an institutional investor as part of a strategic transaction.
Depreciation expense was $12.9 million and $5.9 million for the three months ended March 31, 2023 and 2022, respectively, and is presented as a component of general, administrative and other expense in the condensed consolidated statements of operations.
8. LEASES
Apollo has operating leases for office space, data centers, and certain equipment under various lease agreements.
The table below presents operating lease expenses recorded in general, administrative and other in the condensed consolidated statements of operations.

	For the Three Months Ended March 31,
	2023	2022
Operating lease cost	$20,738	$16,104
The following table presents supplemental cash flow information related to operating leases:

	For the Three Months Ended March 31,
	2023	2022
Operating cash flows for operating leases	$10,345	$6,126

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
As of March 31, 2023, the Company’s total lease payments by maturity are presented in the following table:

Operating Lease Payments
Remaining 2023	$49,374
2024	73,819
2025	72,895
2026	69,320
2027	71,824
Thereafter	513,976
Total lease payments	$851,208
Less imputed interest	(143,402)
Present value of lease payments	$707,806
The Company has undiscounted future operating lease payments of $47.1 million related to leases that have not commenced that were entered into as of March 31, 2023. Such lease payments are not yet included in the table above or the Company’s condensed consolidated statements of financial condition as lease assets and lease liabilities. These operating leases are anticipated to commence in 2023 or later with maximum lease terms of approximately 12 years.
Supplemental information related to leases is as follows:

	As of March 31, 2023	As of March 31, 2022
Weighted average remaining lease term (in years)	12.3	12.8
Weighted average discount rate	3.0%	2.6%
9. INCOME TAXES
The Company’s income tax provision totaled $61.5 million and $134.2 million for the three months ended March 31, 2023 and 2022, respectively. The Company’s effective tax rate was approximately 14.8% and 9.5% for the three months ended March 31, 2023 and 2022, respectively.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”). The IRA contains a number of tax-related provisions, including a 15% minimum corporate income tax on certain large corporations, as well as an excise tax on stock repurchases. It is unclear how the IRA will be implemented by the U.S. Department of the Treasury through regulation. The Company is evaluating the tentative impact of the IRA on its tax liability, which tax liability could also be affected by how the provisions of the IRA are implemented through such regulation. The Company will continue to evaluate the IRA’s impact as further information becomes available.
Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. As of March 31, 2023, the Company recorded $17.3 million of unrecognized tax benefits for uncertain tax positions. Approximately all of the unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months.
The primary jurisdictions in which the Company operates and incurs income taxes are the United States and the United Kingdom. There are no unremitted earnings with respect to the United Kingdom and other foreign entities.
In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. As of March 31, 2023, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2019 through 2021 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax returns of the Company and certain subsidiaries for the 2019 and 2020 tax years. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2020. The United Kingdom tax authorities are currently examining certain subsidiaries’ tax returns for tax year 2017 and 2020. There are other examinations

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
ongoing in other foreign jurisdictions, which the Company operates. No provisions with respect to these examinations have been recorded, other than the unrecognized tax benefits discussed above.
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
After the Mergers, the Former Managing Partners and Contributing Partners no longer own AOG Units. Therefore, there were no new exchanges subject to the tax receivable agreement during the three months ended March 31, 2023 and 2022.
10. DEBT
Debt consisted of the following:

		As of March 31, 2023			As of December 31, 2022
	Maturity Date	Outstanding Balance	Fair Value		Outstanding Balance	Fair Value
4.00% 2024 Senior Notes(1)(2)	May 30, 2024	$499,285	$490,035	(4)	$499,122	$485,616	(4)
4.40% 2026 Senior Notes(1)(2)	May 27, 2026	498,371	486,207	(4)	498,243	475,629	(4)
4.87% 2029 Senior Notes(1)(2)	February 15, 2029	674,824	646,533	(4)	674,816	638,649	(4)
2.65% 2030 Senior Notes(1)(2)	June 5, 2030	495,674	418,871	(4)	495,524	406,787	(4)
5.00% 2048 Senior Notes(1)(2)	March 15, 2048	297,019	271,862	(4)	296,959	261,675	(4)
4.95% 2050 Subordinated Notes(1)(2)	January 14, 2050	296,714	248,175	(4)	296,714	252,483	(4)
1.70% Secured Borrowing II	April 15, 2032	17,793	17,963	(4)	18,159	17,614	(4)
1.30% 2016 AMI Term Facility I	January 15, 2025	18,270	18,270	(3)	18,052	18,028	(3)
1.40% 2016 AMI Term Facility II	October 18, 2024	15,976	15,976	(3)	16,528	16,510	(3)
Total Debt		$2,813,926	$2,613,892		$2,814,117	$2,572,991

(1) Interest rate is calculated as weighted average annualized.
(2) Includes amortization of note discount, as applicable, totaling $15.2 million and $15.8 million as of March 31, 2023 and December 31, 2022, respectively. Outstanding balance is presented net of unamortized debt issuance costs.

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

As of March 31, 2023, the indentures governing the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2048 Senior Notes and the 2050 Subordinated Notes (the “Indentures”) include covenants that restrict the ability of AMH and, as applicable, the guarantors of the notes under the Indentures to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries, or merge, consolidate or sell, transfer or lease assets. The Indentures also provide for customary events of default.
Apollo’s debt obligations contain various customary loan covenants. As of March 31, 2023, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Credit Facilities
The following table represents the Company’s credit facilities as of March 31, 2023:

Instrument/Facility	Borrowing Date	Maturity Date	Administrative Agent	Key terms
2022 AMH credit facility	N/A	October 12, 2027	Citibank, N.A.	The commitment fee on the $1.0 billion undrawn 2022 AMH credit facility as of March 31, 2023 was 0.08%.
On October 12, 2022, AMH, as borrower, entered into a $1.0 billion revolving credit facility with Citibank, N.A., as administrative agent, which matures on October 12, 2027 (“2022 AMH credit facility”). Borrowings under the 2022 AMH credit facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. As of March 31, 2023, AMH, the borrower under the facility, could incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as AMH was in compliance with a net leverage ratio not to exceed 4.00 to 1.00.
As of March 31, 2023, there were no amounts outstanding under the 2022 AMH credit facility and the Company was in compliance with all financial covenants under the facility.
The following table presents the interest expense incurred related to the Company’s debt:

	For the Three Months Ended March 31,
	2023	2022
Total Interest Expense	$34,302	$32,993

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
For the three months ended March 31, 2023 and 2022, AAM recorded equity-based compensation expense of $124.0 million and $156.3 million, respectively. As of March 31, 2023, there was $927.3 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 2.9 years.
Service-Based Awards
During the three months ended March 31, 2023 and 2022, AGM awarded service-based RSUs of 4.0 million and 3.1 million, respectively, with a grant date fair value of $275.2 million and $193.7 million, respectively.
During the three months ended March 31, 2023 and 2022, the Company recorded equity-based compensation expense on service-based RSUs of $55.5 million and $58.8 million, respectively.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Performance-Based Awards
During the three months ended March 31, 2023 and 2022, AGM awarded performance-based RSUs of 1.2 million and 2.1 million, respectively, with a grant date fair value of $79.2 million and $126.4 million, respectively, which primarily vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation.
During the three months ended March 31, 2023 and 2022, the Company recorded equity-based compensation expense on performance-based awards of $54.6 million and $73.8 million, respectively.
In December 2021, the Company awarded one-time grants to the Company’s Co-Presidents of 6 million RSUs which vest on a cliff basis subject to continued employment over five years, with 2 million of those RSUs also subject to AGM’s achievement of certain fee related earnings and spread related earnings per share metrics. During the three months ended March 31, 2023 and 2022, the Company recorded equity-based compensation expense of $13.9 million and $13.9 million for service-based awards and $5.8 million and $5.9 million, respectively, for performance-based awards each related to these one-time grants.
Restricted Stock Awards
During the three months ended March 31, 2023 and 2022, AGM awarded 0.2 million and 0.4 million restricted stock awards, respectively, from profit sharing arrangements with a grant date fair value of $13.8 million and $27.9 million, respectively.
During the three months ended March 31, 2023 and 2022, the Company recorded equity-based compensation expense related to restricted stock awards from profit sharing arrangements of $9.1 million and $19.2 million, respectively.
12. EQUITY
Preferred Stock
The Company has 11,000,000 Series A Preferred shares and 12,000,000 Series B Preferred shares issued and outstanding as of March 31, 2023.
Dividends on the Preferred shares are discretionary and non-cumulative. During 2023, quarterly cash dividends were $0.398438 per Series A Preferred share and Series B Preferred share.
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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Dividends
On May 9, 2023, the Company declared a cash dividend of $0.398438 per share of Series A Preferred shares and Series B Preferred shares, which will be paid on June 15, 2023 to holders of record at the close of business on June 1, 2023.
Redeemable Non-Controlling Interests
As discussed in note 2, redeemable non-controlling interests primarily represent the shares issued by the Company’s consolidated SPACs. The table below presents the activities associated with the redeemable non-controlling interests.

	For the Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$1,031,914	$1,770,034
Accretion of redeemable non-controlling interests	9,682	19,980
Balance at end of period	$1,041,596	$1,790,014
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
Due from related parties and due to related parties are comprised of the following:

	As of March 31, 2023	As of December 31, 2022
Due from Related Parties:
Due from funds(1)	$370,450	$333,165
Due from employees and former employees	91,885	89,671
Due from portfolio companies	98,226	143,975
Due from parent	200,405	150,555
Incentive fees receivable	14,149	8,887
Total Due from Related Parties	$775,115	$726,253
Due to Related Parties:
Due to Former Managing Partners and Contributing Partners(2)	$830,589	$874,406
Due to parent	507,606	579,354
Due to funds	149,444	123,734
Total Due to Related Parties	$1,487,639	$1,577,494

(1) Includes $32.9 million and $43.4 million as of March 31, 2023 and December 31, 2022, respectively, related to a receivable from a fund in connection with the Company’s sale of a platform investment to such fund. The amount is payable to the Company over five years and is held at fair value.

(2) Includes $306.7 million and $350.5 million as of March 31, 2023 and December 31, 2022, respectively, related to the purchase of limited partnership interests, payable in equal quarterly installments through December 31, 2024.

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
Following the closing of the Mergers, as the Former Managing Partners and Contributing Partners no longer own AOG Units, there are no new exchanges subject to the TRA.
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
As of March 31, 2023, the outstanding payable amount to Former Managing Partners and Contributing Partners was $306.7 million, which is payable in equal quarterly installments through December 31, 2024.
Due from Employees and Former Employees
As of March 31, 2023 and December 31, 2022, due from employees and former employees includes various amounts due to the Company, including employee loans and return of profit sharing distributions. As of March 31, 2023 and December 31, 2022, the balance included interest-bearing employee loans receivable of $6.8 million and $8.8 million, respectively. The outstanding principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.
The Company recorded a receivable from certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of March 31, 2023 and December 31, 2022 of $75.4 million and $72.1 million, respectively.
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
The Company recorded an indemnification liability in respect of this indemnification obligation of $13.2 million and $13.2 million as of March 31, 2023 and December 31, 2022, respectively.
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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The Company recorded general partner obligations to return previously distributed performance allocations related to certain funds of $119.4 million and $106.5 million as of March 31, 2023 and December 31, 2022, respectively.
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

As of March 31, 2023
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

(4) High alpha assets include subordinated commercial mortgage loans, below investment grade collateralized loan obligations, unrated preferred equity, debt obligations originated by MidCap FinCo Designated Activity Company, below investment grade infrastructure debt, certain loans originated directly by Apollo and agency mortgage derivatives.

(5) Other Assets include cash, treasuries, equities and alternatives. With respect to equities and alternatives, Apollo earns performance revenues of 0% to 20%.
Merger Agreement
On January 1, 2022, Apollo and Athene completed the previously announced Mergers. Following the closing of the Mergers, all of the common stock of AAM and AHL is owned by AGM and both AAM and AHL became consolidated subsidiaries of AGM. Subsequent to the closing of the Mergers and during the three months ended March 31, 2022, the Company distributed its interest in AHL’s Class A common shares to AGM.
Athora
The Company, through ISGI, provides investment advisory services to certain portfolio companies of funds managed by Apollo and Athora, a strategic platform that acquires or reinsures blocks of insurance business in the European life insurance market

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
(collectively, the “Athora Accounts”). The Company had equity commitments outstanding of up to $346.8 million as of March 31, 2023, subject to certain conditions.
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
The following table presents the revenues earned in aggregate from Athene and Athora:

	For the Three Months Ended March 31,
	2023	2022
Revenues earned in aggregate from Athene and Athora(1)	$369,412	$325,561

(1) Consisting of management fees, sub-advisory fees, and performance revenues from Athene and Athora, as applicable.
Regulated Entities and Affiliated Service Providers
Apollo Global Securities, LLC (“AGS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at March 31, 2023. From time to time, AGS, as well as other Apollo affiliates provide services to related parties of Apollo, including Apollo funds and their portfolio companies, whereby the Company or its affiliates earn fees for providing such services.
Griffin Capital Securities, LLC (“GCS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. GCS was in compliance with these requirements as of March 31, 2023.
Due to/from parent
The Company has receivables from its parent company, AGM, related to funding operations and expense allocations. The balance outstanding was $200.4 million as of March 31, 2023.
Following the merger with Athene, the Company has a revolving loan agreement with AGM to manage cash balances and to fund liquidity for general corporate use. The balance outstanding on this loan to AGM was $507.6 million as of March 31, 2023.
Investment in SPACs
In October 2020, APSG I, a SPAC, completed an initial public offering, ultimately raising total gross proceeds of $816.8 million. APSG Sponsor, L.P., a subsidiary of Apollo, held Class B ordinary shares of APSG I, and consolidated it as a VIE. In May 2022, APSG I completed a business combination with American Express Global Business Travel. As a result of the business combination, Apollo no longer consolidates APSG I as a VIE. Apollo continues to hold a non-controlling interest in the newly merged entity at fair value, elected under the fair value option, which is primarily presented within Investments in the condensed consolidated statements of financial condition.
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
As described in note 2, the Company consolidates entities that are VIEs for which the Company has been designated as the primary beneficiary. Through its interests in the respective sponsors, the Company has the power to direct the activities that most significantly impact the economic performance of these SPACs. In addition, the Company’s combined interests in these VIEs are significant. Assets and liabilities of the consolidated SPACs are shown within the respective line items of the condensed consolidated financial statements. See note 12 for further disclosure regarding redeemable non-controlling interests associated with the SPACs.
14. COMMITMENTS AND CONTINGENCIES
Investment Commitments
As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of March 31, 2023 of $0.6 billion.
Litigation and Regulatory Matters
Apollo is, from time to time, party to various legal actions arising in the ordinary course of business, including claims and lawsuits, reviews, investigations or proceedings by governmental and self-regulatory agencies regarding its business.
On August 3, 2017, a complaint was filed in the United States District Court for the Middle District of Florida against AAM, a senior partner of Apollo and a former principal of Apollo by Michael McEvoy on behalf of a purported class of employees of subsidiaries of CEVA Group, LLC (“CEVA Group”) who purchased shares in CEVA Investment Limited (“CIL”), the former parent company of CEVA Group. The complaint alleged that the defendants breached fiduciary duties to and defrauded the plaintiffs by inducing them to purchase shares in CIL and subsequently participating in a debt restructuring of CEVA Group in which shareholders of CIL did not receive a recovery. The complaint was determined by a bankruptcy court to be void ab initio because it asserted claims that were property of CIL’s bankruptcy estate. On December 7, 2018, McEvoy revised his complaint to attempt to assert claims that do not belong to CIL. The amended complaint no longer named any individual defendants, but Apollo Management VI, L.P. and CEVA Group were added as defendants. The amended complaint sought damages of approximately €30 million and asserted, among other things, claims for violations of the Investment Advisers Act, breach of fiduciary duties, and breach of contract. On January 6, 2020, the Florida court granted in part Apollo’s motion to dismiss, dismissing McEvoy’s Investment Advisers Act claim with prejudice, and denying without prejudice Apollo’s motion with respect to the remaining claims, and directing the parties to conduct limited discovery, and submit new briefing, solely with respect to the statute of limitations. After extensive motion practice, the District Court granted defendants’ motion for summary judgment on statute of limitations grounds on March 10, 2022 and entered judgment in defendants’ favor. Plaintiff appealed the District Court’s decision to the United States Court of Appeals for the Eleventh Circuit. On March 30, 2023, the Eleventh Circuit affirmed the District Court’s decision, and subsequently denied Plaintiff’s motion for rehearing on May 1, 2023. Apollo believes that Plaintiffs’ claims are without merit. No reasonable estimate of possible loss, if any, can be made at this time.
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
In March 2020, Frank Funds, which claims to be a former shareholder of MPM Holdings, Inc. (“MPM”), commenced an action in the Delaware Court of Chancery, captioned Frank Funds v. Apollo Global Management, Inc., et al., C.A. No. 2020-0130, against AAM, certain former MPM directors (including three Apollo officers and employees), and members of the consortium that acquired MPM in a May 2019 merger. The complaint asserted, on behalf of a putative class of former MPM shareholders, a claim against Apollo for breach of its fiduciary duties as MPM’s alleged controlling shareholder in connection with the May 2019 merger. Frank Funds seeks unspecified compensatory damages. On July 23, 2019, a group of former MPM shareholders filed an appraisal petition in Delaware Chancery Court seeking the fair value of their MPM shares that were purchased through MPM’s May 15, 2019 merger, in an action captioned In re Appraisal of MPM Holdings, Inc., C.A. No. 2019-0519 (Del. Ch.). On June 3, 2020, petitioners moved for leave to file a verified amended appraisal petition and class-action complaint that included claims for breach of fiduciary duty and/or aiding and abetting breaches of fiduciary duty against AAM, the Apollo-affiliated fund that owned MPM’s shares before the merger, certain former MPM directors (including three Apollo employees), and members of the consortium that acquired MPM, based on alleged actions related to the May 2019 merger. The petitioners also sought to consolidate their appraisal proceeding with the Frank Funds action. On November 13, 2020, the Chancery Court granted the parties’ stipulated order to consolidate the two matters, and on December 21, 2020, the Chancery Court granted petitioners’ motion for leave to file the proposed amended complaint. This new consolidated action is captioned In Re MPM Holdings Inc. Appraisal and Stockholder Litigation, C.A. No. 2019-0519 (Del Ch.). On January 13, 2022, the Chancery Court denied Apollo’s motion to dismiss. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
On August 4, 2020, a putative class action complaint was filed in the United States District Court for the District of Nevada against PlayAGS Inc. (“PlayAGS”), all of the members of PlayAGS’s board of directors (including three directors who are affiliated with Apollo), certain underwriters of PlayAGS (including Apollo Global Securities, LLC), as well as AAM, Apollo Investment Fund VIII, L.P., Apollo Gaming Holdings, L.P., and Apollo Gaming Voteco, LLC (these last four parties, together, the “Apollo Defendants”). The complaint asserted claims against all defendants arising under the Securities Act of 1933 in connection with certain secondary offerings of PlayAGS stock conducted in August 2018 and March 2019, alleging that the registration statements issued in connection with those offerings did not fully disclose certain business challenges facing PlayAGS. The complaint further asserted a control person claim under Section 20(a) of the Exchange Act against the Apollo Defendants and the director defendants (including the directors affiliated with Apollo), alleging such defendants were responsible for certain misstatements and omissions by PlayAGS about its business. On December 2, 2022, the Court dismissed all claims against the underwriters (including Apollo Global Securities, LLC) and the Apollo Defendants, but allowed a claim against PlayAGS and two of the Company's executives to proceed. No reasonable estimate of possible loss, if any, can be made at this time.
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
Commitments and Contingencies
Other long-term obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo, as well as long-term service contracts. A significant portion of these costs are reimbursable by funds or portfolio companies. As of March 31, 2023, fixed and determinable payments due in connection with these obligations were as follows:

	Remaining 2023	2024 - 2025	2026 - 2027	2028 and Thereafter	Total
Other long-term obligations	$11,733	$1,032	$—	$—	$12,765

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Contingent Obligations
Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through March 31, 2023 and that would be reversed approximates $4.9 billion. Management views the possibility of all of the investments becoming worthless as remote. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors, including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of March 31, 2023 and December 31, 2022, there were no open underwriting commitments.
The Company and Athene, together with a third-party institutional investor, have committed to provide financing to a consolidated VIE that invests across Apollo’s capital markets platform (such VIE, the “Apollo Capital Markets Partnership”). Pursuant to these arrangements, the Company and Athene have committed equity financing to the Apollo Capital Markets Partnership. The Apollo Capital Markets Partnership also has a revolving credit facility with Sumitomo Mitsui Banking Corporation, as lead arranger, administrative agent and letter of credit issuer, Mizuho Bank Ltd., and other lenders party thereto, pursuant to which it may borrow up to $2.25 billion. The revolving credit facility, which has a final maturity date of April 1, 2025, is non-recourse to the Company and Athene, except that the Company and Athene provided customary comfort letters with respect to their capital contributions to the Apollo Capital Markets Partnership. As of March 31, 2023, the Apollo Capital Markets Partnership had funded commitments of $1.24 billion, on a net basis, to transactions across Apollo’s capital markets platform, all of which were funded through the revolving credit facility and other asset-based financing. No capital had been funded by the Company or Athene to the Apollo Capital Markets Partnership pursuant to their commitments.
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
Contingent Consideration
In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future performance revenues earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability was determined based on the present value of estimated future performance revenue payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial condition. The fair value of the remaining contingent obligation was $53.2 million and $55.0 million as of March 31, 2023 and December 31, 2022, respectively.
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
Atlas
In connection with AGM and CS’s previously announced transaction, whereby Atlas acquired certain assets of the CS Securitized Products Group, each of AARe, a wholly-owned subsidiary of Athene, and AAM has issued an assurance letter to CS to guarantee the full five year deferred purchase obligation of Atlas in the amount of $3.3 billion. AAA and Athene have provided guarantees to support AARe, and the Company has provided a guarantee for up to $3.3 billion to support AAA. The fair value of the liability related to AAM’s guarantee is not material to the Company’s condensed consolidated financial statements.
15. SEGMENT REPORTING
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
Segment Income
Segment Income is the key performance measure used by management in evaluating the performance of the asset management and principal investing segments. Management uses Segment Income to make key operating decisions such as the following:
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
Segment Income is a measure of profitability and has certain limitations in that it does not take into account certain items included under U.S. GAAP. Segment Income represents the amount of Apollo’s net realized earnings, excluding the effects of the consolidation of any of the related funds and SPACs, interest and preferred dividends paid to Preferred shareholders, taxes and related payables, transaction-related charges and any acquisitions. Transaction-related charges includes equity-based compensation charges, the amortization of intangible assets, contingent consideration, and certain other charges associated with acquisitions, and restructuring charges. In addition, Segment Income excludes non-cash revenue and expense related to equity awards granted by unconsolidated related parties to employees of the Company, compensation and administrative related expense reimbursements, as well as the assets, liabilities and operating results of the funds and variable interest entities that are included in the condensed consolidated financial statements. Segment Income also excludes impacts of the remeasurement of the tax receivable agreement liability recorded in other income, which arises from changes in the associated deferred tax balance.
Segment Income may not be comparable to similarly titled measures used by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. We use Segment Income as a measure of operating performance, not as a measure of liquidity. Segment Income should not be considered in isolation or as a substitute for net income or other income data prepared in accordance with U.S. GAAP. The use of Segment Income without consideration of related U.S. GAAP measures is not adequate due to the adjustments described above. Management compensates for these limitations by using Segment Income as a supplemental measure to U.S. GAAP results, to provide a more complete understanding of our

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
performance as management measures it. A reconciliation of Segment Income to its most directly comparable U.S. GAAP measure of income (loss) before income tax provision can be found in this footnote.
Fee Related Earnings
Fee Related Earnings (“FRE”) is a component of Segment Income that is used to assess the performance of the asset management segment. FRE is the sum of (i) management fees, (ii) capital solutions and other related fees, (iii) fee-related performance fees from indefinite term vehicles, that are measured and received on a recurring basis and not dependent on realization events of the underlying investments and (iv) other income, net, less (a) fee-related compensation, excluding equity-based compensation, (b) non-compensation expenses incurred in the normal course of business, (c) placement fees and (d) non-controlling interests in the management companies of certain funds the Company manages.
Principal Investing Income
Principal Investing Income (“PII”) is a component of Segment Income that is used to assess the performance of the principal investing segment. For the principal investing segment, PII is the sum of (i) realized performance fees, including certain realizations received in the form of equity, (ii) realized investment income, less (x) realized principal investing compensation expense, excluding expense related to equity-based compensation, and (y) certain corporate compensation and non-compensation expenses.
The following tables present financial data for the Company’s reportable segments.

	As of and for the Three Months Ended
	2023	2022
Asset Management
Management Fees	$576,998	$505,401
Capital solutions fees and other, net	138,435	64,113
Fee-related performance fees	26,622	14,226
Fee related compensation	(211,072)	(175,372)
Other operating expenses	(132,984)	(98,384)
Fee Related Earnings (FRE)	397,999	309,984

Principal Investing
Realized performance fees	163,766	127,189
Realized investment income	27,529	439,408
Principal investing compensation	(167,611)	(155,988)
Other operating expenses	(30)	(5,964)
Principal Investing Income (PII)	23,654	404,645

Segment Income	421,653	714,629
Segment Assets:	As of March 31, 2023	As of December 31, 2022
Asset Management	$2,323,325	$2,167,599
Principal Investing	8,181,748	8,235,326
Total Assets(1)	$10,505,073	$10,402,925

(1) Refer below for a reconciliation of total assets for Apollo’s total reportable segments to total consolidated assets.
The following table presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Segment Income:

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended March 31,
	2023	2022
Income before income tax provision	$413,961	$1,417,796
Equity-based profit sharing expense and other(1)	67,257	97,078
Equity-based compensation	51,986	56,333
Transaction-related charges(2)	3,163	(729)
Merger-related transaction and integration costs(3)	6,609	17,746
(Gains) losses from changes in tax receivable agreement liability	—	14,184
Net income attributable to non-controlling interests in consolidated entities	(34,417)	(210,109)
Unrealized performance fees	(239,125)	(444,643)
Unrealized profit sharing expense	135,001	191,253
Net interest expense	15,418	30,300
Unrealized principal investment income (loss)	(9,637)	82,128
Unrealized net (gains) losses from investment activities and other	11,437	(536,708)
Segment Income	$421,653	$714,629

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
The following table presents the reconciliation of the Company’s total reportable segment assets to total assets:

	As of March 31, 2023	As of December 31, 2022
Total reportable segment assets	$10,505,073	$10,402,925
Adjustments(1)	2,863,588	3,391,022
Total assets	$13,368,661	$13,793,947

(1) Represents the addition of assets of consolidated funds and VIEs and consolidation elimination adjustments.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with Apollo Asset Management, Inc.’s condensed consolidated financial statements and the related notes within this quarterly report. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those included in the section entitled “Risk Factors” in the 2022 Annual Report. The highlights listed below have had significant effects on many items within our condensed consolidated financial statements and affect the comparison of the current period’s activity with those of prior periods. Target returns included in this report are presented gross and do not account for fees, expenses and taxes, which will reduce returns. Target returns are neither guarantees nor predictions or projections of future performance. There can be no assurance that target returns will be achieved or that Apollo will be successful in implementing the applicable strategy. Actual gross and net returns for funds managed by Apollo, and individual investors participating directly or indirectly in funds managed by Apollo, may vary significantly from the target returns set forth herein.
General
Our Businesses
Founded in 1990, Apollo is a high-growth, global alternative asset manager. Apollo conducts its business primarily in the United States through the following two reportable segments: asset management and principal investing. These business segments are differentiated based on the investment services they provide as well as varying investing strategies. Apollo had a team of 2,567 employees, including 722 investment professionals, as of March 31, 2023.
Asset Management
Our asset management segment focuses on three investing strategies: yield, hybrid and equity. We have a flexible mandate in many of the funds we manage which enables the funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds, accounts and other vehicles on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. As of March 31, 2023, we had total AUM of $598 billion.
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
Yield
Yield is our largest asset management strategy with $438 billion of AUM as of March 31, 2023. Our yield strategy focuses on generating excess returns through high-quality credit underwriting and origination. Beyond participation in the traditional issuance and secondary credit markets, through our origination platforms and corporate solutions capabilities we seek to originate attractive and safe-yielding assets for the investors in the funds we manage. Within our yield strategy, we target 4% to 10% returns for our clients. Since inception, the total return yield fund has generated a 5% gross Return on Equity (“ROE”) and 4% net ROE annualized through March 31, 2023.
Hybrid
Our hybrid strategy, with $59 billion of AUM as of March 31, 2023, brings together our capabilities across debt and equity to seek to offer a differentiated risk-adjusted return with an emphasis on structured downside protected opportunities across asset classes. We target 8% to 15% returns within our hybrid strategy by pursuing investments in all market environments, deploying capital during both periods of dislocation and market strength, and focusing on different investing strategies and asset classes. The flagship hybrid credit hedge fund we manage has generated an 11% gross ROE and a 7% net ROE annualized and the hybrid value funds we manage have generated a 20% gross IRR and a 16% net IRR from inception through March 31, 2023.

Equity
Our equity strategy manages $101 billion of AUM as of March 31, 2023. Our equity strategy emphasizes flexibility, complexity, and purchase price discipline to drive opportunistic-like returns for our clients throughout market cycles. Apollo’s equity team has experience across sectors, industries, and geographies in both private equity and real estate equity. Our control equity transactions are principally buyouts, corporate carveouts and distressed investments, while the real estate funds we manage generally transact in single asset, portfolio and platform acquisitions. Within our equity strategy, we target upwards of 15% returns in the funds we manage. We have consistently produced attractive long-term investment returns in the traditional private equity funds we manage, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through March 31, 2023.
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

We carefully monitor economic and market conditions that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives, which includes global inflation. In recent months, the global financial system has been experiencing increased volatility due to the failure of certain financial institutions, primarily U.S. regional banks. The current macroeconomic environment, recent bank failures and consolidations, changes in business and consumer behavior and other events affecting financial institutions, have also contributed to volatility in the commercial real estate market, and concerns regarding commercial real estate liquidity, financing availability and asset values, particularly in the office subsector. The potential impacts of rising interest rates and continued deposit outflows on global markets, financial institutions and macroeconomic conditions, generally, remain uncertain. Episodes of increased economic and market volatility may continue to occur and could worsen if there are additional instances of actual or threatened bank failures. For further information on the risks related to market or economic conditions and commercial real estate, see the section entitled “Item 1A. Risk Factors” in the 2022 Annual Report.
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
U.S. inflation receded during the first quarter of 2023, however the U.S. Federal Reserve continued its interest rate hiking cycle given Consumer Price Index (“CPI”) persisting above the 2% target. The U.S. Bureau of Labor Statistics reported that the annual U.S. inflation rate edged down to 5.0% as of March 31, 2023, compared to 6.5% as of December 31, 2022, as action from the U.S. Federal Reserve continues to temper inflation. While declining, the heightened U.S. inflation rate persists due to a combination of supply and demand factors. As a result, in March 2023, the Federal Reserve raised the benchmark interest rate to a target range of 4.75% to 5.00%, up from a target range of 4.25% to 4.50% in December 2022, which marks two consecutive interest rate hikes to start 2023.
Equity market performance continued to rebound during the first quarter while credit markets underperformed. In the U.S., the S&P 500 Index increased by 7.0% during the first quarter of 2023, following an increase of 7.1% during the fourth quarter of 2022. Global equity markets also increased during the quarter, with the MSCI All Country World ex USA Index increasing 8.2%, following an increase of 16.3% in the fourth quarter of 2022.
Conditions in the credit markets have a significant impact on our business. Credit markets were positive in the first quarter of 2023, with the BofAML HY Master II Index increasing by 3.7%, while the S&P/LSTA Leveraged Loan Index increased by 2.9%. The U.S. 10-year Treasury yield ended the quarter at 3.48%.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 1.1% in the first quarter of 2023, following an increase of 2.6% in the fourth quarter of 2022. As of April 2023, the International Monetary Fund estimated that the U.S. economy will expand by 1.6% in 2023 and 1.1% in 2024. The U.S. Bureau of Labor Statistics reported that the U.S. unemployment rate remained at 3.5% as of March 31, 2023.
Foreign exchange rates can materially impact the valuations of our investments and those of the funds we manage that are denominated in currencies other than the U.S. dollar. The U.S. dollar weakened in the first quarter of 2023 compared to the euro and the British pound. Relative to the U.S. dollar, the euro appreciated 1.3% during the first quarter of 2023, after appreciating 9.2% in the fourth quarter of 2022, while the British pound appreciated 2.1% in the first quarter of 2023, after appreciating 8.2% in the fourth quarter of 2022. Oil finished a volatile quarter down 5.7% as the general downward trend from 2022 was reversed in late March by a surprise cut from OPEC, after appreciating by 1.0% in the fourth quarter of 2022.
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
As of March 31, 2023, the funds we manage have no investments that would cause Apollo or any Apollo managed fund to be in violation of current international sanctions, and we believe the direct exposure of investment portfolios of the funds we manage to Russia and Ukraine is insignificant. Apollo and the funds we manage do not intend to make any new material investments in Russia, and have appropriate controls in place to ensure review of any new exposure.

Institutional investors continue to allocate capital towards alternative investment managers in search of more attractive returns, and we believe the business environment remains generally accommodative to raise larger successor funds, launch new products, and pursue attractive strategic growth opportunities.

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
Performance Fees
The general partners of the funds we manage are entitled to an incentive return of normally up to 20% of the total returns of a fund’s capital, depending upon performance of the underlying funds and subject to preferred returns and high water marks, as applicable. Performance fees, categorized as performance allocations, are accounted for as an equity method investment, and effectively, the performance fees for any period are based upon an assumed liquidation of the funds’ assets at the reporting date, and distribution of the net proceeds in accordance with the funds’ allocation provisions. Performance fees categorized as incentive fees, which are not accounted for as an equity method investment, are deferred until fees are probable to not be significantly reversed. The majority of performance fees are comprised of performance allocations.
As of March 31, 2023, approximately 45% of the value of the investments of the funds we manage on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 55% was determined primarily by comparable company and industry multiples or discounted cash flow models. See “Item 1A. Risk Factors—Risks Relating to our Business—The performance of the funds we manage, and our performance, may be adversely affected by the financial performance of portfolio companies of the funds we manage and the industries in which the funds we manage invest” in the 2022 Annual Report for discussion regarding certain industry-specific risks that could affect the fair value of certain of the portfolio company investments of the funds we manage.
In certain funds we manage, generally in our equity strategy, the Company does not earn performance fees until the investors have achieved cumulative investment returns on invested capital (including management fees and expenses) in excess of an 8% hurdle rate. Additionally, certain of the yield and hybrid funds we manage have various performance fee rates and hurdle rates. Certain of the yield and hybrid funds we manage allocate performance fees to the general partner in a similar manner as the equity funds. In certain funds we manage, as long as the investors achieve their priority returns, there is a catch-up formula whereby the Company earns a priority return for a portion of the return until the Company’s performance fees equate to its performance fee rate for that fund; thereafter, the Company participates in returns from the fund at the performance fee rate. Performance fees, categorized as performance allocations, are subject to reversal to the extent that the performance fees distributed exceed the amount due to the general partner based on a fund’s cumulative investment returns. The Company recognizes potential repayment of previously received performance fees as a general partner obligation representing all amounts previously distributed to the general partner that would need to be repaid to the Apollo funds if these funds were to be liquidated based on the current fair value of the underlying fund’s investments as of the reporting date. The actual general partner obligation, however, would not become payable or realized until the end of a fund’s life or as otherwise set forth in the respective limited partnership agreement of the fund.

The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis and (ii) realized and unrealized performance fees:

	As of March 31,	Performance Fees for the Three Months Ended March 31, 2023
	2023
(in thousands)	Performance Fees Receivable on an Unconsolidated Basis	Unrealized	Realized	Total
AIOF I and II	$10,066	$(679)	$—	$(679)
ANRP I, II and III(1)	29,405	(15,096)	446	(14,650)
EPF Funds(1)	69,443	(2,552)	—	(2,552)
FCI Funds	138,971	842	—	842
Fund IX	1,560,641	298,806	23,407	322,213
Fund VIII	202,031	(167,213)	118,272	(48,941)
Fund VII(2)	39,798	(662)	618	(44)
Fund VI	19,260	(138)	1,733	1,595
Fund IV and Fund V(1)	—	(53)	—	(53)
HVF I	43,325	(519)	11,273	10,754
Real Estate Equity	62,731	(1,260)	223	(1,037)
Corporate Credit	24,379	6,153	8,773	14,926
Structured Finance and ABS	76,609	7,740	7,753	15,493
Direct Origination	161,088	11,571	10,363	21,934
Other(1)(3)	480,871	98,754	7,527	106,281
Total	$2,918,618	$235,694	$190,388	$426,082
Total, net of profit sharing payable(4)/expense	1,498,528	102,405	34,874	137,279
(1)As of March 31, 2023, certain funds had $119.4 million in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations was $1.7 billion, as of March 31, 2023.
(2)As of March 31, 2023, the remaining investments and escrow cash of Fund VII was valued at 110% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of March 31, 2023, Fund VII had $85.5 million of gross performance fees, or $48.7 million net of profit sharing, in escrow. With respect to Fund VII, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreements. Performance fees receivable as of March 31, 2023 and realized performance fees for the three months ended March 31, 2023 include interest earned on escrow balances that is not subject to contingent repayment.
(3)Other includes certain SIAs.
(4)There was a corresponding profit sharing payable of $1.4 billion as of March 31, 2023, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $53.2 million.
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

The following table summarizes our performance fees since inception for our combined segments through March 31, 2023:

	Performance Fees Since Inception(1)
	Undistributed by Fund and Recognized	Distributed by Fund and Recognized(2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation(3)	Maximum Performance Fees Subject to Potential Reversal(4)
	(in millions)
AIOF I and II	$10.1	$58.4	$68.5	$—	$37.9
ANRP I, II and III	29.4	159.1	188.5	32.0	33.5
EPF Funds	69.4	488.7	558.1	42.4	311.7
FCI Funds	139.0	24.2	163.2	—	139.0
Fund IX	1,560.6	612.9	2,173.5	—	1,942.2
Fund VIII	202.0	1,779.1	1,981.1	—	1,348.3
Fund VII	39.8	3,225.7	3,265.5	—	13.1
Fund VI	19.3	1,663.9	1,683.2	—	—
Fund IV and Fund V	—	2,053.1	2,053.1	31.4	—
HVF I	43.3	212.6	255.9	—	149.0
Real Estate Equity	62.7	75.6	138.3	1.2	74.3
Corporate Credit	24.4	928.0	952.4	—	16.2
Structured Finance and ABS	76.6	52.3	128.9	—	69.3
Direct Origination	161.1	77.1	238.2	—	145.8
Other(5)	480.9	1,691.3	2,172.2	12.4	651.6
Total	$2,918.6	$13,102.0	$16,020.6	$119.4	$4,931.9
(1)Certain funds are denominated in euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.08 as of March 31, 2023. Certain funds are denominated in pounds sterling and historical figures are translated into U.S. dollars at an exchange rate of £1.00 to $1.23 as of March 31, 2023.
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
(3)Amounts were computed based on the fair value of fund investments on March 31, 2023. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at March 31, 2023. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.
(4)Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on March 31, 2023. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.
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
Under AGM’s Equity Plan, the Company grants equity awards to certain employees, including RSUs and restricted shares of common stock, that generally vest and become exercisable in quarterly installments or annual installments depending on the award terms. In some instances, vesting of an RSU is also subject to the Company’s receipt of performance fees, within prescribed periods, sufficient to cover the associated equity-based compensation expense. See note 11 to our consolidated financial statements for further discussion of equity-based compensation.
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
Non-Controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than Apollo. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in non-controlling interests in the condensed consolidated financial statements. Non-controlling interests primarily relate to the minority ownership interest in the Apollo Operating Group held directly by AGM. Non-controlling interests also include limited partner interests in certain consolidated funds and VIEs.

Results of Operations
Below is a discussion of our condensed consolidated results of operations for the three months ended March 31, 2023 and 2022. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Three Months Ended March 31,		Total Change	Percentage Change
	2023	2022
	(in thousands)
Revenues:
Management fees	$631,840	$522,936	$108,904	20.8%
Advisory and transaction fees, net	154,599	65,786	88,813	135.0
Investment income	441,585	702,315	(260,730)	(37.1)
Incentive fees	15,465	5,850	9,615	164.4
Total Revenues	1,243,489	1,296,887	(53,398)	(4.1)
Expenses:
Compensation and benefits
Salary, bonus and benefits	254,615	218,255	36,360	16.7
Equity-based compensation	123,991	156,288	(32,297)	(20.7)
Profit sharing expense	290,961	359,562	(68,601)	(19.1)
Total compensation and benefits	669,567	734,105	(64,538)	(8.8)
Interest expense	34,302	32,993	1,309	4.0
General, administrative and other	183,028	140,363	42,665	30.4
Total Expenses	886,897	907,461	(20,564)	(2.3)
Other Income:
Net gains (losses) from investment activities	(1,536)	771,262	(772,798)	NM
Net gains from investment activities of consolidated variable interest entities	34,037	279,455	(245,418)	(87.8)
Interest income	32,284	2,836	29,448	NM
Other income (loss), net	(7,416)	(25,183)	17,767	(70.6)
Total Other Income	57,369	1,028,370	(971,001)	(94.4)
Income before income tax provision	413,961	1,417,796	(1,003,835)	(70.8)
Income tax provision	(61,472)	(134,174)	72,702	(54.2)
Net Income	352,489	1,283,622	(931,133)	(72.5)
Net income attributable to non-controlling interests	(135,106)	(686,654)	551,548	(80.3)
Net Income Attributable to Apollo Asset Management, Inc.	217,383	596,968	(379,585)	(63.6)
Series A Preferred Stock Dividends	(4,383)	(4,383)	—	—
Series B Preferred Stock Dividends	(4,781)	(4,781)	—	—
Net Income Attributable to Apollo Asset Management, Inc. Common Stockholders	$208,219	$587,804	$(379,585)	(64.6)%
Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
In this section, references to 2023 refer to the three months ended March 31, 2023 and references to 2022 refer to the three months ended March 31, 2022.
Revenues
Revenues were $1,243.5 million in 2023, a decrease of $53.4 million from $1,296.9 million in 2022, primarily driven by lower investment income. Investment income decreased $260.7 million in 2023 to $441.6 million compared to $702.3 million in 2022. The decrease in investment income of $260.7 million in 2023 was driven by decreases in principal investment income of $131.1 million and performance allocations of $129.6 million.
The decrease in principal investment income in 2023 was driven by the depreciation in value of investments held by certain funds we manage in which the Company has a direct interest, as a result of the equity market volatility in 2023.

Significant drivers for performance allocations in 2022 were performance allocations earned from Fund IX of $459.2 million, primarily as a result of fund appreciation and realization activity, partially offset by performance allocation losses from Fund VIII of $73.1 million, as a result of the equity market volatility in 2022. Significant drivers for performance allocations in 2023 were performance allocations primarily earned from Fund IX of $330.4 million, partially offset by performance allocation losses from Fund VIII of $50.7 million, as a result of continued equity market volatility in 2023.
See below for details on the respective funds’ performance allocations in 2023.
The performance allocations earned from Fund IX in 2023 were primarily driven by appreciation of the fund’s investments in the leisure and media, telecom and technology sectors.
The performance allocation losses from Fund VIII in 2023 were primarily driven by depreciation and realization of the fund’s investments in consumer services, media, telecom and technology and leisure sectors.
The decrease in investment income in 2023 was offset, in part, by increases in management fees and advisory and transaction fees, net of $108.9 million and $88.8 million, respectively. Management fees increased by $108.9 million to $631.8 million in 2023 from $522.9 million in 2022 due to increases in management fees earned from the Apollo Diversified Real Estate Fund and the Apollo Diversified Credit Fund (collectively “ADREF and ADCF”) and Athene of $23.5 million and $23.5 million, respectively. The increases in management fees earned from ADREF and ADCF and Athene were driven by higher fee-generating AUM as a result of the management fee contribution from the Griffin Capital U.S. asset management business and growth in Retirement Services clients, respectively. Management fees also benefitted from the net impact of the commencement of Fund X’s fees and the fee basis step-down of Fund IX from committed to remaining invested capital, which added net fees of $15.3 million, inclusive of Fund X catch-up fees of $3.3 million. Advisory and transaction fees increased by $88.8 million to $154.6 million in 2023 from $65.8 million in 2022. Advisory and transaction fees earned during 2023 were primarily attributable to advisory and transaction fees earned from companies in the financial services, business services, consumer services and leisure sectors.
Expenses
Expenses were $886.9 million in 2023, a decrease of $20.6 million from $907.5 million in 2022 due to a decrease in profit sharing expense of $68.6 million, resulting from the corresponding lower investment income during 2023. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. Additionally, there was a decrease in equity-based compensation expense of $32.3 million, offset by an increase in salary, bonus and benefits of $36.4 million due to accelerated headcount growth. Equity-based compensation expense, in any given period, is generally comprised of: i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and ii) the impact of 2021 one-time grants awarded to the Co-Presidents, all of which vest on a cliff basis subject to continued employment over five years, and a portion of which also vest on AGM’s achievement of FRE and Spread Related Earnings (“SRE”) per share metrics.
General, administrative and other expenses were $183.0 million in 2023, an increase of $42.7 million from $140.4 million in 2022. The increase in 2023 was primarily driven by increases in amortization expense from the Company’s commitment asset and other intangible assets, and higher travel and entertainment expenses corresponding with the Company’s increased headcount.
Other Income
Other Income was $57.4 million in 2023, a decrease of $971.0 million from $1,028.4 million in 2022. This decrease was primarily driven by decreases in net gains from investment activities and net gains from investment activities of consolidated VIEs. Net gains from investment activities in 2022 was primarily attributable to dividend income earned on one of our balance sheet investments and net gains from investment activities of consolidated VIEs from the Company’s deconsolidation of VIEs in 2022. Other income in 2023 was primarily attributable to gains from consolidated VIEs and interest income earned on the Company’s money market funds and U.S. treasury securities, as a result of the rising interest rate environment.
Income Tax Provision
The income tax provision totaled $61.5 million and $134.2 million in 2023 and 2022, respectively. The change was primarily related to the decrease in pre-tax income. The provision for income taxes includes U.S. federal, state, local and foreign income taxes resulting in an effective income tax rate of 14.8% and 9.5% for 2023 and 2022, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) income passed through to non-controlling interests, (ii) foreign, state and local income taxes, including NYC UBT, and (iii)

equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m) (see note 9 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
Managing Business Performance
We believe that the presentation of Segment Income supplements a reader’s understanding of the economic operating performance of our segments.
Segment Income
Segment Income is the key performance measure used by management in evaluating the performance of Apollo’s asset management and principal investing segments. See note 15 to the condensed consolidated financial statements for more details regarding the components of Segment Income.
We believe that Segment Income is helpful for an understanding of our business and that investors should review the same supplemental financial measure that management uses to analyze our segment performance. This measure supplements and should be considered in addition to and not in lieu of the results of operations discussed above in “—Overview of Results of Operations” that have been prepared in accordance with U.S. GAAP. See note 15 to the condensed consolidated financial statements for more details regarding management’s consideration of segment earnings.
Fee Related Earnings and Principal Investing Income
FRE is a component of Segment Income and represents the performance measure used to assess the performance of the asset management segment.
PII is a component of Segment Income and represents the performance measure used to assess the performance of the principal investing segment.
See note 15 to the condensed consolidated financial statements for more details regarding the components of FRE and PII.
We use Segment Income, FRE and PII as measures of operating performance, not as measures of liquidity. These measures should not be considered in isolation or as a substitute for net income or other income data prepared in accordance with U.S. GAAP. The use of these measures without consideration of their related U.S. GAAP measures is not adequate due to the adjustments described above.

Segment Analysis
Discussed below are our results of operations for each of our reportable segments. They represent the segment information available and utilized by management to assess performance and to allocate resources. See note 15 to our condensed consolidated financial statements for more information regarding our segment reporting.
Our financial results vary, since performance fees, which generally constitute a large portion of the income from the funds that we manage, as well as the capital solutions and other fees that we receive, can vary significantly from quarter to quarter and year to year. As a result, we emphasize long-term financial growth and profitability to manage our business.
Asset Management
The following table presents Fee Related Earnings, the performance measure of our asset management segment.

	Three Months Ended March 31,		Total Change	Percentage Change
	2023	2022
	(in thousands)
Asset Management:
Management fees - Yield	$378,749	$333,305	$45,444	13.6%
Management fees - Hybrid	57,292	48,346	8,946	18.5
Management fees - Equity	140,957	123,750	17,207	13.9
Management fees	576,998	505,401	71,597	14.2
Capital solutions fees and other, net	138,435	64,113	74,322	115.9
Fee-related performance fees	26,622	14,226	12,396	87.1
Fee-related compensation	(211,072)	(175,372)	35,700	20.4
Other operating expenses	(132,984)	(98,384)	34,600	35.2
Fee Related Earnings (FRE)	$397,999	$309,984	$88,015	28.4%
In this section, references to 2023 refer to the three months ended March 31, 2023 and references to 2022 refer to the three months ended March 31, 2022.
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
FRE was $398.0 million in 2023, an increase of $88.0 million compared to $310.0 million in 2022. This increase was primarily attributable to increases in capital solutions fees and other, net and management fees. Capital solutions fees earned in 2023 were primarily attributable to fees earned from companies in the financial services, business services, and consumer services sectors.
The increase in management fees was primarily attributable to management fees earned from Athene and ADREF and ADCF of $23.0 million and $18.5 million, respectively. The increases in management fees earned from Athene, and ADREF and ADCF were driven by higher fee-generating AUM as a result of growth in Retirement Services clients and the management fee contribution from the Griffin Capital U.S. asset management business, respectively. Management fees also benefitted from the net impact of the commencement of Fund X’s fees and the fee basis step-down of Fund IX from committed to remaining invested capital, which added net fees of $15.3 million, inclusive of Fund X catch-up fees of $3.3 million.
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
Note: Totals may not add due to rounding.

The following presents Apollo’s AUM with Future Management Fee Potential by investing strategy (in billions):
Note: Totals may not add due to rounding

The following tables present the components of Performance Fee-Eligible AUM for each of Apollo’s three investing strategies within the asset management segment:

	As of March 31, 2023
	Yield(1)	Hybrid	Equity	Total
	(in millions)
Performance Fee-Generating AUM (1)	$48,732	$22,254	$43,105	$114,091
AUM Not Currently Generating Performance Fees	7,151	8,251	3,844	19,246
Uninvested Performance Fee-Eligible AUM	6,441	13,214	30,508	50,163
Total Performance Fee-Eligible AUM	$62,324	$43,719	$77,457	$183,500

	As of March 31, 2022
	Yield(1)	Hybrid	Equity	Total
	(in millions)
Performance Fee-Generating AUM (1)	$37,000	$18,187	$41,482	$96,669
AUM Not Currently Generating Performance Fees	7,637	6,250	4,231	18,118
Uninvested Performance Fee-Eligible AUM	4,396	14,896	18,711	38,003
Total Performance Fee-Eligible AUM	$49,033	$39,333	$64,424	$152,790

	As of December 31, 2022
	Yield(1)	Hybrid	Equity	Total
	(in millions)
Performance Fee-Generating AUM (1)	$40,169	$12,177	$42,126	$94,472
AUM Not Currently Generating Performance Fees	15,912	17,777	3,166	36,855
Uninvested Performance Fee-Eligible AUM	4,628	12,839	30,836	48,303
Total Performance Fee-Eligible AUM	$60,709	$42,793	$76,128	$179,630

(1) Performance Fee-Generating AUM of $4.2 billion, $5.2 billion and $3.9 billion as of March 31, 2023, March 31, 2022 and December 31, 2022, respectively, are above the hurdle rates or preferred returns and have been deferred to future periods when the fees are probable to not be significantly reversed.

The components of Fee-Generating AUM by investing strategy are presented below:

	As of March 31, 2023
	Yield	Hybrid	Equity		Total
	(in millions)
Fee-Generating AUM based on capital commitments	$—	$2,531	$20,641		$23,172
Fee-Generating AUM based on invested capital	3,350	10,277	26,701		40,328
Fee-Generating AUM based on gross/adjusted assets	322,465	4,829	596		327,890
Fee-Generating AUM based on NAV	42,422	10,844	551		53,817
Total Fee-Generating AUM	$368,237	$28,481	$48,489	(1)	$445,207

(1) The weighted average remaining life of the traditional private equity funds as of March 31, 2023 was 74 months.

	As of March 31, 2022
	Yield	Hybrid	Equity		Total
	(in millions)
Fee-Generating AUM based on capital commitments	$—	$3,580	$27,348		$30,928
Fee-Generating AUM based on invested capital	2,448	7,533	12,790		22,771
Fee-Generating AUM based on gross/adjusted assets	275,373	4,913	546		280,832
Fee-Generating AUM based on NAV	33,497	7,475	216		41,188
Total Fee-Generating AUM	$311,318	$23,501	$40,900	(1)	$375,719

(1) The weighted average remaining life of the traditional private equity funds as of March 31, 2022 was 62 months.

	As of December 31, 2022
	Yield	Hybrid	Equity		Total
	(in millions)
Fee-Generating AUM based on capital commitments	$—	$2,531	$19,434		$21,965
Fee-Generating AUM based on invested capital	3,381	9,528	26,695		39,604
Fee-Generating AUM based on gross/adjusted assets	293,240	4,827	593		298,660
Fee-Generating AUM based on NAV	42,200	9,227	431		51,858
Total Fee-Generating AUM	$338,821	$26,113	$47,153	(1)	$412,087

(1) The weighted average remaining life of the traditional private equity funds as of December 31, 2022 was 76 months.
Apollo, through its consolidated subsidiary, ISG, provides asset management services to Athene with respect to assets in the Athene Accounts, including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions, asset diligence, hedging and other asset management services and receives management fees for providing these services. Apollo, through ISG, also provides sub-allocation services with respect to a portion of the assets in the Athene Accounts. See note 13 to the condensed consolidated financial statements for more details regarding the fee rates of the investment management and sub-allocation fee arrangements with respect to the assets in the Athene Accounts. Apollo managed or advised $247.8 billion, $236.0 billion and $217.6 billion of AUM on behalf of Athene as of March 31, 2023, December 31, 2022 and March 31, 2022, respectively.
Apollo, through ISGI, provides investment advisory services with respect to certain assets in certain portfolio companies of Apollo funds and sub-advises the Athora Accounts and broadly refers to “Athora Sub-Advised” assets as those assets in the Athora Accounts which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages. The Company refers to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub Advised” AUM. See note 13 to the condensed consolidated financial statements for more details regarding the fee arrangements with respect to the assets in the Athora Accounts. Apollo managed or advised $51.1 billion, $52.6 billion and $54.8 billion of AUM on behalf of Athora as of March 31, 2023, December 31, 2022 and March 31, 2022, respectively.
The following tables summarize changes in total AUM for each of Apollo’s three investing strategies:

	For the Three Months Ended March 31,
	2023				2022
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$392,466	$56,410	$98,771	$547,647	$360,289	$52,772	$84,491	$497,552
Inflows	51,071	3,158	2,540	56,769	26,859	2,439	1,359	30,657
Outflows(2)	(7,465)	(1,026)	(302)	(8,793)	(9,547)	(453)	—	(10,000)
Net Flows	43,606	2,132	2,238	47,976	17,312	1,986	1,359	20,657
Realizations	(1,184)	(659)	(1,486)	(3,329)	(626)	(1,640)	(2,246)	(4,512)
Market Activity(3)	3,182	1,072	1,181	5,435	(4,279)	622	2,803	(854)
End of Period	$438,070	$58,955	$100,704	$597,729	$372,696	$53,740	$86,407	$512,843

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

(2) Outflows for Total AUM include redemptions of $2.3 billion and $0.6 billion during the three months ended March 31, 2023 and 2022, respectively.
(3) Includes foreign exchange impacts of $1.0 billion and $(2.5) billion during the three months ended March 31, 2023 and 2022, respectively.

The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three investing strategies:

	For the Three Months Ended March 31,
	2023				2022
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$338,821	$26,113	$47,153	$412,087	$307,306	$21,845	$39,950	$369,101
Inflows	34,774	2,289	1,762	38,825	16,453	2,510	1,309	20,272
Outflows(2)	(8,208)	(261)	(89)	(8,558)	(8,773)	(299)	(70)	(9,142)
Net Flows	26,566	2,028	1,673	30,267	7,680	2,211	1,239	11,130
Realizations	(387)	(156)	(316)	(859)	(309)	(582)	(263)	(1,154)
Market Activity(3)	3,237	496	(21)	3,712	(3,359)	27	(26)	(3,358)
End of Period	$368,237	$28,481	$48,489	$445,207	$311,318	$23,501	$40,900	$375,719

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

(2) Outflows for Fee-Generating AUM include redemptions of $2.2 billion and $0.4 billion during the three months ended March 31, 2023 and 2022, respectively.
(3) Includes foreign exchange impacts of $0.7 billion and $(1.9) billion during the three months ended March 31, 2023 and 2022, respectively.
Gross Capital Deployment and Uncalled Commitments
Gross capital deployment represents the gross capital that has been invested by the funds and accounts we manage during the relevant period, but excludes certain investment activities primarily related to hedging and cash management functions at the firm. Gross capital deployment is not reduced or netted down by sales or refinancings, and takes into account leverage used by the funds and accounts we manage in gaining exposure to the various investments that they have made.
Uncalled commitments, by contrast, represent unfunded capital commitments that certain of the funds we manage have received from fund investors to fund future or current fund investments and expenses.
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

The following presents gross capital deployment and uncalled commitments (in billions):
As of March 31, 2023 and December 31, 2022, Apollo had $51.7 billion and $51.2 billion of dry powder, respectively, which represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses, and commitments from perpetual capital vehicles.
Principal Investing
The following table presents Principal Investing Income, the performance measure of our principal investing segment.

	Three Months Ended March 31,		Total Change	Percentage Change
	2023	2022
	(in thousands)
Principal Investing:
Realized performance fees	$163,766	$127,189	$36,577	28.8%
Realized investment income	27,529	439,408	(411,879)	(93.7)
Principal investing compensation	(167,611)	(155,988)	11,623	7.5
Other operating expenses	(30)	(5,964)	(5,934)	(99.5)
Principal Investing Income (PII)	$23,654	$404,645	$(380,991)	(94.2)%
As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—General”, earnings from our principal investing segment are inherently more volatile in nature than earnings from our asset management segment due to the intrinsic cyclical nature of performance fees, one of the key drivers of PII performance.
In this section, references to 2023 refer to the three months ended March 31, 2023 and references to 2022 refer to the three months ended March 31, 2022.
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
PII was $23.7 million in 2023, a decrease of $381.0 million, as compared to $404.6 million in 2022. This decrease was primarily attributable to a decrease in realized investment income of $411.9 million. Realized investment income in 2022 was primarily attributable to dividends earned from one of our balance sheet investments and realized gains on the transfer of certain investments in the funds Apollo manages that were transferred to Athene and subsequently transferred to AAA in the second quarter of 2022. Increases in realized performance fees and principal investing compensation of $36.6 million and $11.6 million, respectively, in 2023 remained relatively light as market volatility continued to delay monetization activity. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. Additionally, included in principal investing compensation are expenses related to the Incentive Pool, a compensation program through which certain employees are allocated discretionary compensation based on realized performance fees in a given year. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Liquidity and Capital Resources
Overview
Apollo’s business model primarily derives revenues and cash flows from the assets it manages. Based on management’s experience, we believe that the Company’s current liquidity position, together with the cash generated from revenues will be sufficient to meet the Company’s anticipated expenses and other working capital needs for at least the next 12 months. Apollo targets operating expense levels such that fee income exceeds total operating expenses each period. The Company requires limited capital resources to support the working capital or operating needs of the business. For Apollo’s longer-term liquidity needs, we expect to continue to fund the Company’s operations through management fees and performance fees received. Liquidity needs are also met (to a limited extent) through proceeds from borrowings and equity issuances as described in notes 10 and 12 to the condensed consolidated financial statements, respectively. From time to time, if the Company determines that market conditions are favorable after taking into account our liquidity requirements, we may seek to raise proceeds through the issuance of additional debt or equity instruments.
As of March 31, 2023, the Company had $1.3 billion of unrestricted cash and cash equivalents and $419.4 million of U.S. Treasury Securities as well as $1.0 billion of available funds from the 2022 AMH credit facility.
Primary Sources and Uses of Cash
Over the next 12 months, we expect the Company’s primary liquidity needs will be to:
•pay the Company’s operating expenses, including, compensation, general, administrative and other expenses;
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

Cash Flow Analysis
The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s condensed consolidated statements of cash flows:

	For the Three Months Ended March 31,
	2023	2022
	(in thousands)
Operating Activities	$1,062,564	$(300,470)
Investing Activities	181,166	(891,526)
Financing Activities	(1,163,398)	1,406,294
Net Increase in Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$80,332	$214,298
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

	For the Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by the Company's operating activities	$394,359	$1,703,804
Net cash provided by (used in) the Consolidated Funds and VIEs operating activities	668,205	(2,004,274)
Net cash provided by (used in) operating activities	$1,062,564	$(300,470)
Net cash provided by (used in) the Company's investing activities	$181,166	$(1,205,595)
Net cash provided by the Consolidated Funds and VIEs investing activities	—	314,069
Net cash provided by (used in) investing activities	$181,166	$(891,526)
Net cash used in the Consolidated Funds and VIEs financing activities	$(521,944)	$(184,439)
Net cash provided by (used in) the Consolidated Funds and VIEs financing activities	(641,454)	1,590,733
Net cash provided by (used in) financing activities	$(1,163,398)	$1,406,294
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
•During the three months ended March 31, 2023, cash provided by the Company’s operating activities includes cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, offset by cash outflows for compensation, general, administrative, and other expenses. Cash provided by operating activities reflects operating activities of our consolidated funds and VIEs, which primarily includes cash inflows from the sale of investments, offset by cash outflows for purchases of investments, including reverse repurchase agreements.
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
•During the three months ended March 31, 2023, cash provided by investing activities primarily reflects net inflows from the sale of U.S. Treasury securities, offset, in part, by net cash outflows for the purchase of investments and net cash contributions to our principal investments.
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
•During the three months ended March 31, 2023, net cash used in financing activities reflects the financing activity of our consolidated funds and VIEs, which primarily includes cash outflows from the repayment of debt, including repurchase agreements, offset by issuances of debt, net repayments of related party loans, and dividends paid.
•During the three months ended March 31, 2022, net cash provided by financing activities reflects the financing activity of our consolidated funds and VIEs, which primarily includes cash inflows from the issuance of debt. Cash used in financing activities includes cash dividends and share repurchases.
Future Debt Obligations
The Company had long-term debt of $2.8 billion at March 31, 2023, which includes notes with maturities in 2024, 2026, 2029, 2030, 2048 and 2050. See note 10 to the condensed consolidated financial statements for further information regarding the Company’s debt arrangements.
Contractual Obligations, Commitments and Contingencies
For a summary and a description of the nature of the Company’s commitments, contingencies and contractual obligations, see note 14 to the condensed consolidated financial statements and “—Contractual Obligations, Commitments and Contingencies.” The Company’s commitments are primarily fulfilled through cash flows from operations and (to a limited extent) through borrowings and equity issuances as described in notes 10 and 12 to the condensed consolidated financial statements, respectively.
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
Revolver Facility

Under the 2022 AMH credit facility, AMH may borrow in an aggregate amount not to exceed $1.0 billion and may incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as AMH is in compliance with a net leverage ratio not to exceed 4.00 to 1.00. Borrowings under the 2022 AMH credit facility may be used for working capital and general corporate purposes, including without limitation, permitted acquisitions. The 2022 AMH credit facility has a final maturity date of October 12, 2027. See note 10 to the condensed consolidated financial statements for details regarding the 2022 AMH credit facility.
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
Dividends on common stock
All of the Company’s common stock is held by its parent company AGM. We have paid $144.2 million in common stock dividends to AGM for the three months ended March 31, 2023.
Dividends on Preferred shares
On May 9, 2023, the Company declared a cash dividend of $0.398438 per Series A Preferred share and Series B Preferred share which will be paid on June 15, 2023 to holders of record at the close of business on June 1, 2023.
Tax Receivable Agreement
The tax receivable agreement provides for the payment to the Former Managing Partners and Contributing Partners of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income taxes that AGM and its subsidiaries realize subject to the agreement. For more information regarding the tax receivable agreement, see note 13 to the condensed consolidated financial statements.
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
As of March 31, 2023, the outstanding AOG Unit Payment amount was $306.7 million, payable in equal quarterly installments through December 31, 2024. See note 13 to the condensed consolidated financial statements for more information.

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
In December 2021, Apollo committed an additional €250 million to purchase new equity interests to support Athora’s ongoing growth initiatives, of which €180 million was drawn as of March 31, 2023.
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
Fund Escrow
As of March 31, 2023, the remaining investments and escrow cash of Fund VII was valued at 110% of the fund’s unreturned capital which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement.
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
Investment Management Agreements - ISG
The Company provides asset management and advisory services to Athene as described in note 13 to the condensed consolidated financial statements.
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
Critical Accounting Estimates and Policies
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates. A summary of our significant accounting policies is presented in note 2 to our condensed consolidated financial statements and should be read in conjunction with our significant accounting policies described in note 2 of our consolidated financial statements in our 2022 Annual Report.

The following is a summary of our accounting policies that are affected most by judgments, estimates and assumptions.
•Consolidation of VIEs
•Revenue Recognition
◦Performance Fees within Investment Income
◦Management Fees
•Investments, at fair value
•Fair value of financial instruments
•Income taxes
The above critical accounting estimates and judgments are discussed in detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Policies” of our 2022 Annual Report.
Recent Accounting Pronouncements
A list of recent accounting pronouncements that are relevant to Apollo and its industry is included in note 2 to our condensed consolidated financial statements.
Contractual Obligations, Commitments and Contingencies
The Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds, debt obligations, and the AOG Unit Payment. Fixed and determinable payments due in connection with these obligations are as follows as of March 31, 2023:

	Remaining 2023	2024 - 2025	2026 - 2027	2028 and Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$50,608	$153,140	$148,607	$547,059	$899,414
Other long-term obligations(2)	11,733	1,032	—	—	12,765
2022 AMH credit facility(3)	600	1,600	1,427	—	3,627
Debt obligations(3)	89,756	740,486	661,937	2,498,321	3,990,500
AOG Unit Payment (4)	131,450	175,267	—	—	306,717
Obligations	$284,147	$1,071,525	$811,971	$3,045,380	$5,213,023

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
(4) See note 13 to the condensed consolidated financial statements for more information regarding the AOG Unit Payment.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of March 31, 2023 and December 31, 2022, there were no open underwriting commitments.
Atlas Securitized Products Holdings LP
On February 8, 2023, AGM and CS undertook the first close of their previously announced transaction whereby certain subsidiaries of Atlas acquired certain assets of the CS Securitized Products Group (the “Transaction”). Under the terms of the Transaction, Atlas has agreed to pay CS $3.3 billion, $0.4 billion of which is deferred until February 8, 2026, and $2.9 billion of which is deferred until February 8, 2028. This deferred purchase price is an obligation first of Atlas, second of AAA, third of the Company (which has issued a guarantee to AAA), fourth of AHL and fifth of AARe. Each of AARe and AAM has issued an assurance letter to CS for the full deferred purchase obligation amount of $3.3 billion. In exchange for the purchase price, Atlas expects to receive, by the Transaction’s final close, approximately $0.4 billion in cash and a portfolio of senior secured warehouse assets, subject to debt, with approximately $1 billion of tangible equity value (to the extent that the warehouse assets received by Atlas constitute less than $1 billion of tangible equity value, the amount of cash is expected to increase by an offsetting amount). These warehouse assets are senior secured assets at industry standard loan-to-value ratios, structured to investment grade-equivalent criteria, and were approved by Atlas in connection with this Transaction. In addition, Atlas has received an investment management contract to manage certain unrelated assets on behalf of CS, providing for quarterly payments expected to total approximately $1.1 billion net to Atlas over 5 years. Finally, Atlas shall also benefit generally from the net spread earned on its assets in excess of its cost of financing. As a result, the fair value of the liability related to the Company’s guarantee is not material to the consolidated financial statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of incurring losses due to adverse changes in market rates and prices. Our predominant exposure to market risk is related to our role as investment manager and general partner for the funds we manage and the sensitivity to movements in the fair value of their investments and resulting impact on performance fees and management fee revenues. Our direct investments in the funds we manage also expose us to market risk whereby movements in the fair values of the underlying investments will increase or decrease both net gains (losses) from investment activities and income (loss) from equity method investments. A description of our market risk exposures may be found under “Part II—Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our 2022 Annual Report.
There have been no material changes to market risk exposures from those previously disclosed in our 2022 Annual Report.
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

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
See a summary of the Company’s legal proceedings set forth in note 14 to our condensed consolidated financial statements, which is incorporated by reference herein.
ITEM 1A.    RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our 2022 Annual Report, which is accessible on the Securities and Exchange Commission's website at www.sec.gov. There have been no material changes to the risk factors for the three months ended March 31, 2023.
The risks described in our 2022 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

4.22
Tenth Supplemental Indenture, dated as of April 14, 2023, among Apollo Management Holdings, L.P., the Guarantors party thereto and Computershare Trust Company, National Association (f/k/a Wells Fargo Bank, National Association), as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 14, 2023 (File No. 001-35107)).

4.23
First Supplemental Indenture, dated as of April 14, 2023, among Apollo Management Holdings, L.P., the Guarantors party thereto and Computershare Trust Company, National Association (f/k/a Wells Fargo Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 14, 2023 (File No. 001-35107)).

*†+10.1	Form of Apollo Carry Award.

*†+10.2	Accord+ Notional Bonus Plan.

*+10.3	Amended and Restated Exempted Limited Partnership Agreement of Apollo EPF Advisors IV, L.P., dated March 27, 2023 and effective as of December 31, 2021.

*+10.4	Amended and Restated Exempted Limited Partnership Agreement of Apollo Infrastructure Opportunities Advisors II, L.P., dated February 10, 2022 and effective as of July 10, 2020.

*+10.5	Amended and Restated Exempted Limited Partnership Agreement of Apollo Hybrid Value Advisors II, L.P., dated March 31, 2022 and effective as of September 29, 2020.

10.6
Guarantor Joinder Agreement, dated as of April 14, 2023, among Apollo Management Holdings, L.P., the Guarantors party thereto from time to time, the Lenders party thereto from time to time, the Issuing Banks party thereto from time to time and Citibank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 14, 2023 (File No. 001-35107)).

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

Apollo Asset Management, Inc.
(Registrant)

Date: May 9, 2023	By:	/s/ Johannes Worsoe
		Name:	Johannes Worsoe
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)