Form 10-Q
period 2023-06-30
Apollo Asset Management, Inc.
filed 2023-08-07
CIK 1411494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023 OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of August 4, 2023, there were 1,000 shares of common stock of the registrant outstanding.

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

Term or Acronym	Definition
AAA	Apollo Aligned Alternatives, L.P., together with its parallel funds and alternative investment vehicles
AARe	Athene Annuity Re Ltd., a Bermuda reinsurance subsidiary
ACRA	ACRA 1 and ACRA 2
ACRA 1	Athene Co-Invest Reinsurance Affiliate Holding Ltd., together with its subsidiaries
ACRA 2	Athene Co-Invest Reinsurance Affiliate Holding 2 Ltd., together with its subsidiaries
ADCF	Apollo Diversified Credit Fund
ADREF	Apollo Diversified Real Estate Fund
AIOF I	Apollo Infra Equity US Fund, L.P. and Apollo Infra Equity International Fund, L.P., including their feeder funds and alternative investment vehicles
AIOF II	Apollo Infrastructure Opportunities Fund II, L.P., together with its parallel funds and alternative investment vehicles
AMH	Apollo Management Holdings, L.P., a Delaware limited partnership, that is an indirect subsidiary of AAM
ANRP I	Apollo Natural Resources Partners, L.P., together with its alternative investment vehicles
ANRP II	Apollo Natural Resources Partners II, L.P., together with its alternative investment vehicles
ANRP III	Apollo Natural Resources Partners III, L.P., together with its parallel funds and alternative investment vehicles
AOG Unit Payment	On December 31, 2021, holders of units of the Apollo Operating Group (“AOG Units”) (other than Athene and the Company) sold and transferred a portion of such AOG Units to APO Corp., a wholly-owned consolidated subsidiary of the Company, in exchange for an amount equal to $3.66 multiplied by the total number of AOG Units held by such holders immediately prior to such transaction.
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

Contributing Partners
Those of our current and former partners and their related parties (other than Messrs. Leon Black, Joshua Harris and Marc Rowan, our co-founders) who indirectly beneficially owned (through Holdings) AOG units.

Credit Strategies	Apollo Credit Strategies Master Fund Ltd., together with its feeder funds
CS	Credit Suisse AG
Dry Powder	The amount of capital available for investment or reinvestment subject to the provisions of the applicable limited partnership agreements or other governing agreements of the funds, partnerships and accounts we manage. Dry powder excludes uncalled commitments which can only be called for fund fees and expenses and commitments from perpetual capital vehicles.
EPF Funds	Apollo European Principal Finance Fund, L.P., Apollo European Principal Finance Fund II (Dollar A), L.P., Apollo European Principal Finance Fund III (Dollar A), L.P., and Apollo European Principal Finance Fund IV (Dollar A), L.P., together with their parallel funds and alternative investment vehicles
Equity Plan	Refers collectively to AGM’s 2019 Omnibus Equity Incentive Plan and AGM’s 2019 Omnibus Equity Incentive Plan for Estate Planning Vehicles.
FCI Funds	Financial Credit Investment I, L.P., Financial Credit Investment II, L.P., together with its feeder funds, Financial Credit Investment Fund III L.P., Financial Credit Investment IV, L.P., together with its feeder funds, and Apollo/Athene Dedicated Investment Program (A), L.P., together with its parallel funds, a series of funds managed by Apollo including third-party capital that, through ACRA, invests alongside Athene in certain investments
Fee-Generating AUM	Fee-Generating AUM consists of assets of the funds, partnerships and accounts to which we provide investment management, advisory, or certain other investment-related services and on which we earn management fees, monitoring fees or other investment-related fees pursuant to management or other fee agreements on a basis that varies among the Apollo funds, partnerships and accounts. Management fees are normally based on “net asset value,” “gross assets,” “adjusted par asset value,” “adjusted cost of all unrealized portfolio investments,” “capital commitments,” “adjusted assets,” “stockholders’ equity,” “invested capital” or “capital contributions,” each as defined in the applicable management agreement. Monitoring fees, also referred to as advisory fees, with respect to the structured portfolio company investments of the funds, partnerships and accounts we manage or advise, are generally based on the total value of such structured portfolio company investments, which normally includes leverage, less any portion of such total value that is already considered in Fee-Generating AUM.
Fee Related Earnings, or FRE	Component of Segment Income that is used to assess the performance of the asset management segment. FRE is the sum of (i) management fees, (ii) capital solutions and other related fees, (iii) fee-related performance fees from indefinite term vehicles, that are measured and received on a recurring basis and not dependent on realization events of the underlying investments and (iv) other income, net, less (a) fee-related compensation, excluding equity-based compensation, (b) non-compensation expenses incurred in the normal course of business, (c) placement fees and (d) non-controlling interests in the management companies of certain funds the Company manages.
Former Managing Partners	Messrs. Leon Black, Joshua Harris and Marc Rowan collectively and, when used in reference to holdings of interests in Apollo or Holdings, includes certain related parties of such individuals
Fund X	Apollo Investment Fund X, L.P. (together with its parallel funds and alternative investment vehicles)
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

Gross IRR of a traditional private equity or hybrid value fund
The cumulative investment-related cash flows (i) for a given investment for the fund or funds which made such investment, and (ii) for a given fund, in the relevant fund itself (and not any one investor in the fund), in each case, on the basis of the actual timing of investment inflows and outflows (for unrealized investments assuming disposition on June 30, 2023 or other date specified) aggregated on a gross basis quarterly, and the return is annualized and compounded before management fees, performance fees and certain other expenses (including interest incurred by the fund itself) and measures the returns on the fund’s investments as a whole without regard to whether all of the returns would, if distributed, be payable to the fund’s investors. In addition, gross IRRs at the fund level will differ from those at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Gross IRR does not represent the return to any fund investor.

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

HoldCo	Apollo Global Management, Inc. (f/k/a Tango Holdings, Inc.)
Holdings	AP Professional Holdings, L.P., a Cayman Islands exempted limited partnership through which our Former Managing Partners and Contributing Partners indirectly beneficially owned their interests in the Apollo Operating Group units.
HVF I	Apollo Hybrid Value Fund, L.P., together with its parallel funds and alternative investment vehicles
Inflows	(i) At the individual strategy level, subscriptions, commitments, and other increases in available capital, such as acquisitions or leverage, net of inter-strategy transfers, and (ii) on an aggregate basis, the sum of inflows across the yield, hybrid and equity investing strategies.
IPO	Initial Public Offering
ISGI	Refers collectively to Apollo Asset Management Europe LLP, a subsidiary of AAM (“AAME”) and Apollo Asset Management PC LLP, a wholly-owned subsidiary of AAME (“AAME PC”)
MidCap Financial	MidCap FinCo Designated Activity Company
Net IRR of a traditional private equity or the hybrid value funds	The gross IRR applicable to a fund, including returns for related parties which may not pay fees or performance fees, net of management fees, certain expenses (including interest incurred or earned by the fund itself) and realized performance fees all offset to the extent of interest income, and measures returns at the fund level on amounts that, if distributed, would be paid to investors of the fund. The timing of cash flows applicable to investments, management fees and certain expenses, may be adjusted for the usage of a fund’s subscription facility. To the extent that a fund exceeds all requirements detailed within the applicable fund agreement, the estimated unrealized value is adjusted such that a percentage of up to 20.0% of the unrealized gain is allocated to the general partner of such fund, thereby reducing the balance attributable to fund investors. In addition, net IRR at the fund level will differ from that at the individual investor level as a result of, among other factors, timing of investor-level inflows and outflows. Net IRR does not represent the return to any fund investor.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

APOLLO ASSET MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands, except share data)	As of June 30, 2023	As of December 31, 2022
Assets:
Cash and cash equivalents	$1,219,475	$1,200,735
Restricted cash and cash equivalents	269,721	1,048,129
Investments (includes performance allocations of $2,866,463 and $2,635,180 as of June 30, 2023 and December 31, 2022, respectively)	5,549,629	5,644,167
Assets of consolidated variable interest entities:
Cash and cash equivalents	119,492	109,578
Investments	2,973,070	2,370,884
Other assets	20,112	30,310
Due from related parties	843,427	726,253
Deferred tax assets, net	594,851	633,660
Other assets	1,227,288	1,175,755
Lease assets	614,508	590,732
Goodwill	263,744	263,744
Total Assets	$13,695,317	$13,793,947
Liabilities, Redeemable non-controlling interests and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$189,228	$167,764
Accrued compensation and benefits	229,799	114,862
Deferred revenue	114,294	172,720
Due to related parties	1,014,572	1,577,494
Profit sharing payable	1,617,961	1,412,451
Debt	2,812,089	2,814,117
Liabilities of consolidated variable interest entities:
Notes payable	975,554	49,990
Other liabilities	1,496,443	1,898,841
Other liabilities	397,974	422,441
Lease liabilities	701,172	664,366
Total Liabilities	9,549,086	9,295,046
Commitments and Contingencies (see note 14)
Redeemable non-controlling interests:
Redeemable non-controlling interests	284,631	1,031,914
Stockholders’ Equity:
Apollo Asset Management, Inc. Stockholders’ Equity:
Series A Preferred Stock, 11,000,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	264,398	264,398
Series B Preferred Stock, 12,000,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	289,815	289,815
Common Stock, $0.00001 par value, 40,000,000 shares authorized, 1,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Additional paid in capital	1,353,930	1,304,378
Retained earnings	73,057	—
Accumulated other comprehensive loss	(10,797)	(10,340)
Total Apollo Asset Management, Inc. Stockholders’ Equity	1,970,403	1,848,251
Non-controlling interests in consolidated entities	548,350	487,909
Non-controlling interests in Apollo Operating Group	1,342,847	1,130,827
Total Stockholders’ Equity	3,861,600	3,466,987
Total Liabilities, Redeemable non-controlling interests and Stockholders’ Equity	$13,695,317	$13,793,947

See accompanying notes to unaudited condensed consolidated financial statements.

APOLLO ASSET MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Revenues:
Management fees	$687,143	$560,010	$1,318,983	$1,082,946
Advisory and transaction fees, net	170,654	110,492	325,253	176,278
Investment income (loss)	137,201	(192,178)	578,786	510,137
Incentive fees	25,534	1,953	40,999	7,803
Total Revenues	1,020,532	480,277	2,264,021	1,777,164
Expenses:
Compensation and benefits	516,539	308,904	1,186,106	1,043,009
Interest expense	34,784	31,432	69,086	64,425
General, administrative and other	223,077	150,721	406,105	291,084
Total Expenses	774,400	491,057	1,661,297	1,398,518
Other Income:
Net gains from investment activities	19,874	146,054	18,338	917,316
Net gains from investment activities of consolidated variable interest entities	9,353	36,617	43,390	316,072
Interest income	28,497	5,786	60,781	8,622
Other income (loss), net	12,360	12,170	4,944	(13,013)
Total Other Income	70,084	200,627	127,453	1,228,997
Income before income tax provision	316,216	189,847	730,177	1,607,643
Income tax provision	(51,908)	(7,627)	(113,380)	(141,801)
Net Income	264,308	182,220	616,797	1,465,842
Net income attributable to non-controlling interests	(151,472)	(114,099)	(286,578)	(800,753)
Net Income Attributable to Apollo Asset Management, Inc.	112,836	68,121	330,219	665,089
Series A Preferred Stock Dividends	(4,383)	(4,383)	(8,766)	(8,766)
Series B Preferred Stock Dividends	(4,782)	(4,782)	(9,563)	(9,563)
Net Income Attributable to Apollo Asset Management, Inc. Common Stockholders	$103,671	$58,956	$311,890	$646,760

See accompanying notes to unaudited condensed consolidated financial statements.

APOLLO ASSET MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net Income	$264,308	$182,220	$616,797	$1,465,842
Other Comprehensive Income (Loss), net of tax:
Currency translation adjustments, net of tax	3,072	(30,602)	8,201	(36,412)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	1,976
Net gain (loss) on available-for-sale securities	260	(1,218)	365	(1,899)
Total Other Comprehensive Income (Loss), net of tax	3,332	(31,820)	8,566	(36,335)
Comprehensive Income	267,640	150,400	625,363	1,429,507
Comprehensive Income attributable to non-controlling interests	(154,792)	(87,608)	(295,601)	(766,900)
Comprehensive Income Attributable to Apollo Asset Management, Inc.	$112,848	$62,792	$329,762	$662,607

See accompanying notes to unaudited condensed consolidated financial statements.

APOLLO ASSET MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	For the three and six months ended June 30, 2022
	Apollo Asset Management, Inc. Stockholders
(In thousands, except share data)	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Apollo Asset Management, Inc. Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Stockholders’ Equity
Balance at April 1, 2022	1,000	$264,398	$289,815	$970,498	$—	$(2,527)	$1,522,184	$374,620	$894,476	$2,791,280
Deconsolidation of VIEs	—	—	—	7,741	(6,865)	—	876	(46,163)	—	(45,287)
Accretion of redeemable non-controlling interests	—	—	—	(28,607)	—	—	(28,607)	—	—	(28,607)
Contributions	—	—	—	400,164	—	—	400,164	69,809	—	469,973
Dividends/Distributions	—	(4,383)	(4,782)	28,242	(52,091)	—	(33,014)	(43,776)	—	(76,790)
Net income	—	4,383	4,782	—	58,956	—	68,121	49,080	65,019	182,220
Currency translation adjustments, net of tax	—	—	—	—	—	(4,630)	(4,630)	(21,873)	(4,099)	(30,602)
Net loss on available-for-sale securities	—	—	—	—	—	(699)	(699)	—	(519)	(1,218)
Balance at June 30, 2022	1,000	$264,398	$289,815	$1,378,038	$—	$(7,856)	$1,924,395	$381,697	$954,877	$3,260,969
Balance at January 1, 2022	248,896,649	$264,398	$289,815	$2,096,403	$1,143,899	$(5,374)	$3,789,141	$3,813,885	$2,591,340	$10,194,366
Reverse stock split	(248,895,649)	—	—	—	—	—	—	—	—	—
Deconsolidation of VIEs	—	—	—	7,741	(6,865)	—	876	(4,654,030)	—	(4,653,154)
Accretion of redeemable non-controlling interests	—	—	—	(48,587)	—	—	(48,587)	—	—	(48,587)
Contributions	—	—	—	728,792	—	—	728,792	1,497,057	—	2,225,849
Dividends/Distributions	—	(8,766)	(9,563)	(1,406,311)	(1,783,794)	—	(3,208,434)	(504,507)	(2,174,071)	(5,887,012)
Net income	—	8,766	9,563	—	646,760	—	665,089	259,189	541,564	1,465,842
Currency translation adjustments, net of tax	—	—	—	—	—	(1,984)	(1,984)	(29,897)	(4,531)	(36,412)
Net gain from change in fair value of cash flow hedge instruments	—	—	—	—	—	882	882	—	1,094	1,976
Net loss on available-for-sale securities	—	—	—	—	—	(1,380)	(1,380)	—	(519)	(1,899)
Balance at June 30, 2022	1,000	$264,398	$289,815	$1,378,038	$—	$(7,856)	$1,924,395	$381,697	$954,877	$3,260,969

APOLLO ASSET MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	For the three and six months ended June 30, 2023
	Apollo Asset Management, Inc. Stockholders
(In thousands, except share data)	Common Stock	Series A Preferred Stock	Series B Preferred Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Apollo Asset Management, Inc. Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Apollo Operating Group	Total Stockholders’ Equity
Balance at April 1, 2023	1,000	$264,398	$289,815	$1,240,217	$—	$(10,809)	$1,783,621	$533,974	$1,237,679	$3,555,274
Accretion of redeemable non-controlling interests	—	—	—	(5,922)	(427)	—	(6,349)	—	—	(6,349)
Contributions	—	—	—	119,635	—	—	119,635	35,424	—	155,059
Dividends/Distributions	—	(4,383)	(4,782)	—	(30,187)	—	(39,352)	(35,548)	—	(74,900)
Net income	—	4,383	4,782	—	103,671	—	112,836	11,472	104,876	229,184
Currency translation adjustments, net of tax	—	—	—	—	—	(137)	(137)	3,028	181	3,072
Net gain on available-for-sale securities	—	—	—	—	—	149	149	—	111	260
Balance at June 30, 2023	1,000	$264,398	$289,815	$1,353,930	$73,057	$(10,797)	$1,970,403	$548,350	$1,342,847	$3,861,600
Balance at January 1, 2023	1,000	$264,398	$289,815	$1,304,378	$—	$(10,340)	$1,848,251	$487,909	$1,130,827	$3,466,987
Accretion of redeemable non-controlling interests	—	—	—	(15,400)	(631)	—	(16,031)	—	—	(16,031)
Contributions	—	—	—	243,706	—	—	243,706	48,073	—	291,779
Dividends/Distributions	—	(8,766)	(9,563)	(178,754)	(238,202)	—	(435,285)	(36,089)	—	(471,374)
Net income	—	8,766	9,563	—	311,890	—	330,219	39,661	211,793	581,673
Currency translation adjustments, net of tax	—	—	—	—	—	(622)	(622)	8,796	27	8,201
Net gain on available-for-sale securities	—	—	—	—	—	165	165	—	200	365
Balance at June 30, 2023	1,000	$264,398	$289,815	$1,353,930	$73,057	$(10,797)	$1,970,403	$548,350	$1,342,847	$3,861,600

See accompanying notes to unaudited condensed consolidated financial statements.

APOLLO ASSET MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
(In thousands)	2023	2022
Cash Flows from Operating Activities:
Net income	$616,797	$1,465,842
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity-based compensation	250,389	268,758
Depreciation and amortization	54,149	20,897
Unrealized (gains) losses from investment activities	(24,916)	74,913
Net investment income	(578,786)	(510,137)
Deferred taxes, net	39,284	(231,668)
Other non-cash amounts included in net income, net	83,351	55,207
Cash flows due to changes in operating assets and liabilities:
Due from related parties	(111,504)	(101,170)
Accounts payable and accrued expenses	22,032	(32,164)
Accrued compensation and benefits	113,708	55,750
Deferred revenue	(58,426)	(81,656)
Due to related parties	40,878	(27,538)
Profit sharing payable	208,557	54,193
Lease liability	(22,883)	(26,286)
Other assets and other liabilities, net	(107,091)	(723,248)
Earnings from net investment income	368,835	718,348
Satisfaction of contingent obligations	(10)	(13,259)
Apollo Fund and VIE related:
Net realized and unrealized gains from investing activities and debt	(37,924)	(107,862)
Change in consolidation	—	(945,123)
Purchases of investments	(2,958,858)	(3,845,677)
Proceeds from sale of investments	2,397,208	2,181,605
Changes in other assets and other liabilities, net	(7,047)	377,995
Net Cash Provided by (Used in) Operating Activities	$287,743	$(1,372,280)
Cash Flows from Investing Activities:
Purchases of fixed assets	$(80,985)	$(98,848)
Proceeds from sale of investments	11,820	4,526
Purchase of investments	(83,251)	(141,647)
Purchase of U.S. Treasury securities	(490,149)	(1,842,853)
Proceeds from maturities of U.S. Treasury securities	952,453	1,895,665
Cash contributions to principal investments	(72,702)	(118,860)
Cash distributions from principal investments	23,132	38,225
Related party inflows (Repayments)	10,300	11,506
Related party outflows (Issuances)	(16,348)	(11,873)
Other investing activities, net	—	4,045
Apollo Fund and VIE related:
Purchase of U.S. Treasury securities	—	(1,162,672)
Proceeds from maturities of U.S. Treasury	—	1,979,909
Net Cash Provided by Investing Activities	$254,270	$557,123
Cash Flows from Financing Activities:
Principal repayments of debt	$(4,028)	$—
Dividends to Preferred Stockholders	(18,329)	(18,329)
Satisfaction of tax receivable agreement	(50,583)	(51,032)
Distributions related to deliveries of AGM’s Common Stock for RSUs	(165,704)	(146,904)
Dividends/Distributions	(251,252)	(458,520)
AOG Unit Payment	(87,633)	(131,450)

APOLLO ASSET MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Due to parent, net	(465,584)	479,064
Other financing activities, net	1,510	(2,787)
Apollo Fund and VIE related:
Issuance of debt	2,795,602	1,760,996
Principal repayment of debt	(2,257,803)	(668,362)
Distributions paid to non-controlling interests in consolidated entities	(34,018)	(501,522)
Contributions from non-controlling interests in consolidated entities	44,493	1,496,857
Distributions to redeemable non-controlling interests	(798,438)	(776,272)
Net Cash Provided by (Used in) Financing Activities	$(1,291,767)	$981,739
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Funds and VIEs	(749,754)	166,582
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Funds and VIEs, Beginning of Period	2,358,442	2,088,334
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Funds and VIEs, End of Period	$1,608,688	$2,254,916
Supplemental Disclosure of Cash Flow Information:
Interest paid	$60,215	$59,590
Interest paid by consolidated variable interest entities	33,287	170,479
Income taxes paid	49,925	75,817
Supplemental Disclosure of Non-Cash Investing Activities:
Distributions from principal investments	1,158	4,580
Supplemental Disclosure of Non-Cash Financing Activities:
Capital increases related to equity-based compensation	$220,941	$232,903
Contributions	—	334,919
Issuance of restricted shares	22,765	31,469
Other non-cash financing activities	—	(1,361)
Changes in Consolidation:
Investments, at fair value	$—	$(16,054,540)
Other assets	—	(184,109)
Debt, at fair value	—	9,350,540
Notes payable	—	2,611,019
Other liabilities	—	528,595
Non-controlling interest in consolidated entities related to acquisition	—	4,693,618
Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Consolidated Statements of Financial Condition:
Cash and cash equivalents	$1,219,475	$1,545,343
Restricted cash and cash equivalents	269,721	693,326
Cash and cash equivalents held at consolidated variable interest entities	119,492	16,247
Total Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$1,608,688	$2,254,916

See accompanying notes to condensed consolidated financial statements.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

1. ORGANIZATION
Apollo Asset Management, Inc. (“AAM”, together with its consolidated subsidiaries, the “Company” or “Apollo”) is a high-growth, global alternative asset manager whose predecessor was founded in 1990. Its primary business is to raise, invest and manage funds, accounts and other vehicles, on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. For these investment management services, Apollo receives management fees generally related to the amount of assets managed, transaction and advisory fees, incentive fees and performance allocations related to the performance of the respective funds that it manages. As of June 30, 2023, Apollo had two primary business segments:
•Asset Management — focuses on three investing strategies: yield, hybrid and equity; yield focuses on generating excess returns through high quality credit underwriting and origination of safe-yielding assets; hybrid focuses across debt and equity to offer a differentiated risk-adjusted return with an emphasis on structured downside protected opportunities across asset classes; and within equity, controlled transactions are principally buyouts, corporate carveouts and distressed investments, while the real estate funds the Company manages generally focus on single asset, portfolio and platform acquisitions.
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
Organization of the Company
As of June 30, 2023, the Company owned a majority of the economic interests of, and operated and controlled all of the businesses and affairs of, the Apollo Operating Group. The remaining economic interests of the Apollo Operating Group were owned directly and indirectly by Apollo Global Management, Inc. (“AGM”).
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
Assets and liabilities of the consolidated VIEs, other than SPACs, are primarily shown in separate sections within the condensed consolidated statements of financial condition. Changes in the fair value of the consolidated VIEs’ assets and liabilities and related interest, dividend and other income and expenses are primarily presented within net gains from investment activities of consolidated variable interest entities in the condensed consolidated statements of operations. The portion attributable to non-controlling interests is reported within net income attributable to non-controlling interests in the condensed consolidated statements of operations. For additional disclosures regarding VIEs, see notes 5, 12 and 13.
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
Use of Estimates
The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and related footnotes. Apollo’s most significant estimates include goodwill and intangible assets, income taxes, performance allocations, incentive fees, contingent consideration obligations related to an acquisition, non-cash compensation, and fair value of investments and debt. While such impact may change considerably over time, the estimates and assumptions affecting the Company’s condensed consolidated financial statements are based on the best available information as of June 30, 2023. Actual results could differ materially from those estimates.
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
Restricted cash and cash equivalents of Apollo Strategic Growth Capital II (“APSG II”), a consolidated SPAC, is held in trust accounts and includes money market funds and U.S. Treasury bills with original maturities of three months or less, that were purchased with funds raised through the initial public offering of the consolidated entity. The $186.3 million in funds for APSG II as of June 30, 2023 is restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in APSG II’s trust agreement. Refer to note 13 for further detail.
Restricted cash and cash equivalents of Acropolis Infrastructure Acquisition Corp. (“Acropolis”), a consolidated SPAC, is held in a trust account and includes money market funds that were purchased with funds raised through the initial public offering of the consolidated entity. The $81.3 million in funds as of June 30, 2023 are restricted for use and may only be used for purposes of completing an initial business combination or redemption of public shares as set forth in the trust agreement. Refer to note 13 for further detail.
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
Deferred revenue is reversed and recognized as revenue over the period that the agreed upon services are performed. There was $170.2 million of revenue recognized during the six months ended June 30, 2023 that was previously deferred as of January 1, 2023.
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
Redeemable non-controlling interests
Redeemable non-controlling interests are attributable to VIEs and primarily represent the shares issued by the Company’s consolidated SPACs whose shares are redeemable for cash by the respective public shareholders in connection with the applicable SPAC’s failure to complete a business combination or its tender offer/stockholder approval provisions. The redeemable non-controlling interests are initially recorded at their original issue price, net of issuance costs and the initial fair value of separately traded warrants. The carrying amount is accreted to its redemption value over the period from the date of issuance to the earliest redemption date of the instrument. The accretion to redemption value is generally recorded against additional paid-in capital. Refer to notes 12 and 13 for further detail.
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
3. INVESTMENTS
The following table presents Apollo’s investments:

	As of June 30, 2023	As of December 31, 2022
Investments, at fair value	$1,402,077	$1,321,220
Equity method investments	1,032,627	978,923
Performance allocations	2,866,463	2,635,180
U.S. Treasury Securities, at fair value	248,462	708,844
Total Investments	$5,549,629	$5,644,167
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
Prior to the Mergers, the Company’s equity investment in Athene Holding, for which the fair value option was elected, met the significance criteria as defined by the SEC. During the first quarter of 2022, the Company’s investment in Athene Holding was

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
distributed to AGM. As such, the following tables present summarized financial information of Athene Holding for the six months ended June 30, 2022:

(in millions)	For the Six Months Ended June 30, 2022
Statements of Operations
Revenues	$(269)
Benefits and expenses	2,504
Income (loss) before income taxes	(2,773)
Income tax expense (benefit)	(407)
Net income (loss)	(2,366)
Less: Net income (loss) attributable to non-controlling interests	(883)
Net income (loss) available to Athene Holding Ltd. shareholders	$(1,483)
Less: Preferred stock dividends	35
Net income (loss) available to Athene Holding Ltd. common shareholders	$(1,518)
Net Gains (Losses) from Investment Activities
The following table presents the realized and net change in unrealized gains reported in net gains (losses) from investment activities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Realized gains (losses) on sales of investments, net	$(6,034)	$(3,690)	$(961)	$207,531
Net change in unrealized gains (losses) due to changes in fair value	25,908	149,744	19,299	709,785
Net gains (losses) from investment activities	$19,874	$146,054	$18,338	$917,316
Performance Allocations
Performance allocations receivable is recorded within investments in the condensed consolidated statements of financial condition. The table below provides a roll forward of the performance allocations balance:

Total
Performance allocations, January 1, 2023	$2,635,180
Change in fair value of funds	583,058
Fund distributions to the Company	(351,775)
Performance allocations, June 30, 2023	$2,866,463
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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
4. PROFIT SHARING PAYABLE
Profit sharing payable was $1.6 billion and $1.4 billion as of June 30, 2023 and December 31, 2022, respectively. The table below provides a roll forward of the profit sharing payable balance:

Total
Profit sharing payable, January 1, 2023	$1,412,451
Profit sharing expense	429,095
Payments/other	(223,585)
Profit sharing payable, June 30, 2023	$1,617,961
Profit sharing expense includes (i) changes in amounts payable to employees and former employees entitled to a share of performance revenues in funds managed by Apollo and (ii) changes to the fair value of the contingent consideration obligations recognized in connection with certain Apollo acquisitions. Profit sharing payable excludes the potential return of profit-sharing distributions that would be due if certain funds were liquidated, which is recorded in due from related parties in the condensed consolidated statements of financial condition. See note 13 for further disclosure regarding the potential return of profit sharing distributions.
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
Consolidated Variable Interest Entities
Consolidated VIEs include consolidated SPACs as well as certain CLOs and funds managed by the Company. See note 13 for further details regarding the Company’s consolidated SPACs.
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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	(1)	2022	(1)	2023	(1)	2022	(1)
Net gains from investment activities	$(5,278)		$6,520		$24,879		$97,351
Net gains from debt	—		—		—		10,138
Interest and other income	38,415		37,574		71,478		204,625
Interest and other expenses	(23,784)		(7,477)		(52,967)		3,958
Net gains from investment activities of consolidated variable interest entities	$9,353		$36,617		$43,390		$316,072

(1) Amounts reflect consolidation eliminations.
Senior Secured Notes, Subordinated Notes and Subscription Lines
Included within notes payable and other liabilities are amounts due to third-party institutions by the consolidated VIEs. The following table summarizes the principal provisions of those amounts.

	As of June 30, 2023			As of December 31, 2022
	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years	Principal Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity in Years
Senior Secured Notes(1)	$933,784	6.00%	25	$—	N/A	N/A
Subordinated Notes(1)	21,773	12.00%	25	—	N/A	N/A
Subscription Lines(1)	1,509,779	7.46%	0.07	686,473	6.22%	0.08
Total	$2,465,336			$686,473

(1) The notes and subscription lines of the consolidated VIEs are collateralized by assets held by each respective vehicle and assets of one vehicle may not be used to satisfy the liabilities of another vehicle.

Repurchase Agreements
The following table summarizes the maturities of repurchase agreements:

Remaining Contractual Maturity	As of June 30, 2023	As of December 31, 2022
91 days to 364 days	$—	$1,254,109
Total Payables for repurchase agreements(1)	$—	$1,254,109

(1) Included in other liabilities of consolidated variable interest entities on the condensed consolidated statements of financial condition.
The following table summarizes the gross carrying value of repurchase agreements by class of collateral pledged:

	As of June 30, 2023	As of December 31, 2022
Loans backed by residential real estate	$—	$770,190
Loans backed by commercial real estate	—	483,919
Total	$—	$1,254,109

Note: These repurchase agreements are carried at cost which approximates fair value and is classified as Level II of the fair value hierarchy.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Reverse Repurchase Agreements
As of June 30, 2023 and December 31, 2022, the fair value of collateral received under reverse repurchase agreements was $422 million and $1,522 million, respectively, and the fair value of collateral rehypothecated was $0 million and $1,522 million, respectively.
Unconsolidated Variable Interest Entities
The Company holds variable interests in certain VIEs which are not consolidated, as it has been determined that Apollo is not the primary beneficiary. The following table presents the maximum exposure to losses relating to these VIEs for which Apollo has concluded that it holds a significant variable interest, but that it is not the primary beneficiary.

	As of June 30, 2023	(2)	As of December 31, 2022	(2)
Apollo Exposure(1)	$330,109		$343,383

(1) Represents Apollo’s direct investment in those entities in which Apollo holds a significant variable interest and certain other investments. Additionally, cumulative performance allocations are subject to reversal in the event of future losses, as discussed in note 14.

(2) Some amounts included are a quarter in arrears.
6. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of June 30, 2023
	Level I	Level II	Level III		NAV	Total
Assets
Cash and cash equivalents(1)	$1,219,475	$—	$—		$—	$1,219,475
Restricted cash and cash equivalents(2)	269,721	—	—		—	269,721
Cash and cash equivalents of VIEs	119,492	—	—		—	119,492
U.S. Treasury securities	248,462	—	—		—	248,462
Investments, at fair value	211,966	37,919	1,147,913	(3)	4,279	1,402,077
Investments of VIEs, at fair value	—	231,403	2,608,097		132,888	2,972,388
Due from related parties(4)	—	—	34,294		—	34,294
Derivative assets(5)	—	11,892	17,827		—	29,719
Total Assets	$2,069,116	$281,214	$3,808,131		$137,167	$6,295,628

Liabilities
Other liabilities of VIEs, at fair value	$—	$443	$—		$—	$443
Contingent consideration obligations(6)	—	—	51,969		—	51,969
Derivative liabilities(5)	—	909	—		—	909
Other liabilities(7)	1,656	—	—		—	1,656
Total Liabilities	$1,656	$1,352	$51,969		$—	$54,977

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

	As of December 31, 2022
	Level I	Level II	Level III		NAV	Total
Assets
Cash and cash equivalents(1)	$1,200,735	$—	$—		$—	$1,200,735
Restricted cash and cash equivalents(2)	1,048,129	—	—		—	1,048,129
Cash and cash equivalents of VIEs	109,578	—	—		—	109,578
U.S. Treasury securities	708,844	—	—		—	708,844
Investments, at fair value	189,995	38,729	1,084,349	(3)	8,147	1,321,220
Investments of VIEs, at fair value	—	1,537,479	727,200		106,205	2,370,884
Due from related parties(4)	—	—	43,413		—	43,413
Derivative assets(5)	—	—	15,492		—	15,492
Total Assets	$3,257,281	$1,576,208	$1,870,454		$114,352	$6,818,295

Liabilities
Other liabilities of VIEs, at fair value	$—	$24	$—		$—	$24
Contingent consideration obligations(6)	—	—	55,016		—	55,016
Derivative liabilities(5)	—	56,674	—		—	56,674
Other liabilities(7)	1,932	—	—		—	1,932
Total Liabilities	$1,932	$56,698	$55,016		$—	$113,646

(1) Cash and cash equivalents as of June 30, 2023 and December 31, 2022 includes $0.2 million and $0.4 million, respectively, of cash and cash equivalents held by consolidated SPACs.
(2) Restricted cash and cash equivalents as of June 30, 2023 and December 31, 2022 includes $0.3 billion and $1.0 billion, respectively, of restricted cash and cash equivalents held by consolidated SPACs.

(3) Investments as of June 30, 2023 and December 31, 2022 excludes $216.9 million and $198.1 million, respectively, of performance allocations classified as Level III related to certain investments for which the Company elected the fair value option. The Company’s policy is to account for performance allocations as investments.

(4) Due from related parties represents a receivable from a fund.
(5) Derivative assets and derivative liabilities are presented as a component of Other assets and Other liabilities, respectively, in the condensed consolidated statements of financial condition.
(6) Profit sharing payable includes contingent obligations classified as Level III.
(7) Other liabilities as of June 30, 2023 and December 31, 2022 includes the publicly traded warrants of APSG II.
The following tables summarize the changes in fair value in financial assets measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended June 30, 2023
	Investments and Derivative Assets	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$1,132,018	$1,281,922	$2,413,940
Purchases	18,419	1,728,003	1,746,422
Sales of investments/distributions	(1,201)	(399,771)	(400,972)
Net realized gains (losses)	(6,508)	4,248	(2,260)
Changes in net unrealized gains (losses)	19,589	(7,174)	12,415
Cumulative translation adjustment	3,423	869	4,292
Balance, End of Period	$1,165,740	$2,608,097	$3,773,837
Change in net unrealized gains included in investment income (loss) related to investments still held at reporting date	$19,589	$—	$19,589
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	6,094	6,094

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

	For the Three Months Ended June 30, 2022
	Investments and Derivative Assets	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$1,086,895	$454,787	$1,541,682
Purchases	2,478	1,053,053	1,055,531
Sale of investments/distributions	(1,438)	(646,551)	(647,989)
Net realized gains (losses)	(4,562)	9,391	4,829
Changes in net unrealized gains (losses)	30,623	(27,414)	3,209
Cumulative translation adjustment	(35,222)	—	(35,222)
Transfer into Level III(1)	1,004	—	1,004
Balance, End of Period	$1,079,778	$843,266	$1,923,044
Change in net unrealized gains included in investment income (loss) related to investments still held at reporting date	$30,623	$—	$30,623
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	8,637	8,637

(1) Transfers between Level II and III were a result of subjecting the broker quotes on these financial assets to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from external pricing services.

	For the Six Months Ended June 30, 2023
	Investments and Derivative Assets	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$1,099,841	$727,200	$1,827,041
Purchases	26,276	2,599,504	2,625,780
Sale of investments/distributions	(2,327)	(748,128)	(750,455)
Net realized gains (losses)	(12,526)	22,608	10,082
Changes in net unrealized gains	45,621	7,573	53,194
Cumulative translation adjustment	8,855	869	9,724
Transfer out of Level III(1)	—	(1,529)	(1,529)
Balance, End of Period	$1,165,740	$2,608,097	$3,773,837
Change in net unrealized gains included in investment income (loss) related to investments still held at reporting date	$45,621	$—	$45,621
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	15,476	15,476

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

	For the Six Months Ended June 30, 2022
	Investments and Derivative Assets	Investments of Consolidated VIEs	Total
Balance, Beginning of Period	$946,184	$13,187,803	$14,133,987
Net transfer in (out) due to consolidation (deconsolidation)	21,710	(14,190,236)	(14,168,526)
Purchases	105,702	3,471,182	3,576,884
Sale of investments/distributions	(4,132)	(1,839,082)	(1,843,214)
Net realized gains (losses)	(2,966)	21,157	18,191
Changes in net unrealized gains	59,088	176,381	235,469
Cumulative translation adjustment	(46,812)	(10,808)	(57,620)
Transfer into Level III(1)	1,004	29,803	30,807
Transfer out of Level III(1)	—	(2,934)	(2,934)
Balance, End of Period	$1,079,778	$843,266	$1,923,044
Change in net unrealized gains included in investment income related to investments still held at reporting date	$59,088	$—	$59,088
Change in net unrealized gains included in net gains from investment activities of consolidated VIEs related to investments still held at reporting date	—	8,782	8,782

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

The following tables summarize the changes in fair value in financial liabilities measured at fair value for which Level III inputs have been used to determine fair value:

	For the Three Months Ended June 30, 2023
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total
Balance, Beginning of Period	$53,200	$—	$53,200
Changes in net unrealized (gains) losses(1)	(1,231)	—	(1,231)
Balance, End of Period	$51,969	$—	$51,969

	For the Three Months Ended June 30, 2022
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total
Balance, Beginning of Period	$110,458	$—	$110,458
Repayments	(558)	—	(558)
Changes in net unrealized (gains) losses(1)	(5,698)	—	(5,698)
Balance, End of Period	$104,202	$—	$104,202

	For the Six Months Ended June 30, 2023
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total
Balance, Beginning of Period	$55,016	$—	$55,016
Repayments	(10)	—	(10)
Changes in net unrealized (gains) losses(1)	(3,037)	—	(3,037)
Balance, End of Period	$51,969	$—	$51,969

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)

	For the Six Months Ended June 30, 2022
	Contingent Consideration Obligations	Debt and Other Liabilities of Consolidated VIEs	Total
Balance, Beginning of Period	$125,901	$7,527,569	$7,653,470
Transfer out due to deconsolidation	—	(8,626,153)	(8,626,153)
Issuances	—	1,645,025	1,645,025
Repayments	(13,259)	(518,773)	(532,032)
Net realized (gains) losses	—	(480)	(480)
Changes in net unrealized (gains) losses(1)	(8,440)	(16,368)	(24,808)
Cumulative translation adjustment	—	(10,820)	(10,820)
Balance, End of Period	$104,202	$—	$104,202
1)Changes in fair value of contingent consideration obligations are recorded in profit sharing expense in the condensed consolidated statements of operations.
2)Transfers between Level II and III were a result of subjecting the broker quotes on these financial assets to various criteria which include the number and quality of broker quotes, the standard deviation of obtained broker quotes and the percentage deviation from independent pricing services.

The following tables summarize the quantitative inputs and assumptions used for financial assets and liabilities categorized as Level III under the fair value hierarchy:

	As of June 30, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (1)
Financial Assets
Investments	$561,578	Embedded value	N/A	N/A	N/A
	276,523	Discounted cash flow	Discount rate	9.5% - 52.8%	26.7%
	102,844	Direct capitalization	Capitalization rate	7.0%	7.0%
	206,968	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	34,294	Discounted cash flow	Discount rate	14.0%	14.0%
Derivative assets	17,827	Option model	Volatility rate	60.0%	60.0%
Investments of consolidated VIEs:
Bank loans	975,887	Discounted cash flow	Discount rate	7.6% - 35.4%	11.0%
		Adjusted transaction value	N/A	N/A	N/A
Equity securities	459,433	Dividend discount model	Discount rate	13.3%	13.3%
	1,148,696	Adjusted transaction value	N/A	N/A	N/A
Bonds	23,919	Discounted cash flow	Discount rate	7.5% -11.0%	11.0%
Warrants	162	Discounted cash flow	Discount rate	14.9%	14.9%
Total Financial Assets	$3,808,131
Financial Liabilities
Contingent Consideration Obligation	51,969	Discounted cash flow	Discount rate	21.0% - 26.0%	25.2%
Total Financial Liabilities	$51,969

	As of December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (1)
Financial Assets
Investments	$525,696	Embedded value	N/A	N/A	N/A
	128,368	Discounted cash flow	Discount rate	8.9% - 52.8%	28.7%
	430,285	Adjusted transaction value	N/A	N/A	N/A
Due from related parties	43,413	Discounted cash flow	Discount rate	15.0%	15.0%
Derivative assets	15,492	Option model	Volatility rate	60.0%	60.0%
Investments of consolidated VIEs:
Equity securities	458,282	Dividend discount model	Discount rate	12.1%	12.1%
Bank loans	243,703	Discounted cash flow	Discount rate	6.4% - 32.7%	8.0%

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

Discounted Cash Flow and Direct Capitalization Model
When a discounted cash flow or direct capitalization model is used to determine fair value, the significant input used in the valuation model is the discount rate applied to present value the projected cash flows or the capitalization rate, respectively. Increases in the discount rate or capitalization rate can significantly lower the fair value of an investment and the contingent consideration obligations; conversely decreases in the discount rate or capitalization rate can significantly increase the fair value of an investment and the contingent consideration obligations.
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
7. OTHER ASSETS
Other assets consisted of the following:

	As of June 30, 2023	As of December 31, 2022
Fixed assets	$524,485	$447,065
Less: Accumulated depreciation and amortization	(184,258)	(160,654)
Fixed assets, net	340,227	286,411
Deferred equity-based compensation(1)	296,361	279,973
Intangible assets, net	168,435	179,215
Commitment asset(2)	121,618	138,385
Prepaid expenses	79,061	62,098
Tax receivables	50,801	92,610
Other	170,785	137,063
Total Other Assets	$1,227,288	$1,175,755

(1) Deferred equity-based compensation relates to the value of equity-based awards that have been or are expected to be granted in connection with the settlement of certain profit sharing arrangements. A corresponding amount for awards expected to be granted of $242.0 million and $227.8 million, as of June 30, 2023 and December 31, 2022, respectively, is included in other liabilities on the condensed consolidated statements of financial condition.

(2) Represents a commitment from an institutional investor as part of a strategic transaction.
Depreciation expense was $13.0 million and $7.9 million for the three months ended June 30, 2023 and 2022, respectively, and $25.9 million and $13.8 million for the six months ended June 30, 2023 and 2022, respectively, and is presented as a component of general, administrative and other expense in the condensed consolidated statements of operations.
8. LEASES
Apollo has operating leases for office space, data centers, and certain equipment under various lease agreements.
The table below presents operating lease expenses recorded in general, administrative and other in the condensed consolidated statements of operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$21,122	$17,177	$41,860	$33,281

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following table presents supplemental cash flow information related to operating leases:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating cash flows for operating leases	$18,485	$12,440	$28,830	$18,566
As of June 30, 2023, the Company’s total lease payments by maturity are presented in the following table:

Operating Lease Payments
Remaining 2023	$32,325
2024	74,256
2025	74,113
2026	70,191
2027	72,766
Thereafter	516,646
Total lease payments	$840,297
Less imputed interest	(139,125)
Present value of lease payments	$701,172
The Company has undiscounted future operating lease payments of $44.3 million related to leases that have not commenced that were entered into as of June 30, 2023. Such lease payments are not yet included in the table above or the Company’s condensed consolidated statements of financial condition as lease assets and lease liabilities. These operating leases are anticipated to commence in 2024 with lease terms of approximately 12 years.
Supplemental information related to leases is as follows:

	As of June 30, 2023	As of June 30, 2022
Weighted average remaining lease term (in years)	12.1	12.7
Weighted average discount rate	3.0%	2.7%
9. INCOME TAXES
The Company’s income tax provision totaled $51.9 million and $7.6 million for the three months ended June 30, 2023 and 2022, respectively, and $113.4 million and $141.8 million for the six months ended June 30, 2023 and 2022, respectively. The Company’s effective tax rate was approximately 16.4% and 4.0% for the three months ended June 30, 2023 and 2022, respectively, and 15.5% and 8.8% for the six months ended June 30, 2023 and 2022, respectively.
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
Under U.S. GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. As of June 30, 2023, the Company recorded $17.3 million of unrecognized tax benefits for uncertain tax positions. Approximately all of the unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months.
The primary jurisdictions in which the Company operates and incurs income taxes are the United States and the United Kingdom. There are no unremitted earnings with respect to the United Kingdom and other foreign entities.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. As of June 30, 2023, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2019 through 2021 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Internal Revenue Service is examining the tax returns of the Company and certain subsidiaries for tax years 2019 to 2021. The State and City of New York are examining certain subsidiaries’ tax returns for tax years 2011 to 2021. The United Kingdom tax authorities are currently examining certain subsidiaries’ tax returns for tax year 2017. There are other examinations ongoing in other foreign jurisdictions, which the Company operates. No provisions with respect to these examinations have been recorded, other than the unrecognized tax benefits discussed above.
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
After the Mergers, the Former Managing Partners and Contributing Partners no longer own AOG Units. Therefore, there were no new exchanges subject to the tax receivable agreement during the three and six months ended June 30, 2023 and 2022.
10. DEBT
Debt consisted of the following:

		As of June 30, 2023			As of December 31, 2022
	Maturity Date	Outstanding Balance	Fair Value		Outstanding Balance	Fair Value
4.00% 2024 Senior Notes(1)(2)	May 30, 2024	$499,448	$490,059	(4)	$499,122	$485,616	(4)
4.40% 2026 Senior Notes(1)(2)	May 27, 2026	498,499	476,911	(4)	498,243	475,629	(4)
4.87% 2029 Senior Notes(1)(2)	February 15, 2029	674,831	649,262	(4)	674,816	638,649	(4)
2.65% 2030 Senior Notes(1)(2)	June 5, 2030	495,823	409,513	(4)	495,524	406,787	(4)
5.00% 2048 Senior Notes(1)(2)	March 15, 2048	297,080	263,834	(4)	296,959	261,675	(4)
4.95% 2050 Subordinated Notes(1)(2)	January 14, 2050	296,714	251,531	(4)	296,714	252,483	(4)
1.70% Secured Borrowing II	April 15, 2032	16,815	16,439	(4)	18,159	17,614	(4)
1.30% 2016 AMI Term Facility I	January 15, 2025	18,382	18,382	(3)	18,052	18,028	(3)
1.40% 2016 AMI Term Facility II	October 18, 2024	14,497	14,497	(3)	16,528	16,510	(3)
Total Debt		$2,812,089	$2,590,428		$2,814,117	$2,572,991

(1) Interest rate is calculated as weighted average annualized.
(2) Includes amortization of note discount, as applicable, totaling $14.6 million and $15.8 million as of June 30, 2023 and December 31, 2022, respectively. Outstanding balance is presented net of unamortized debt issuance costs.

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

As of June 30, 2023, the indentures governing the 2024 Senior Notes, the 2026 Senior Notes, the 2029 Senior Notes, the 2030 Senior Notes, the 2048 Senior Notes and the 2050 Subordinated Notes (the “Indentures”) include covenants that restrict the ability of AMH and, as applicable, the guarantors of the notes under the Indentures to incur indebtedness secured by liens on voting stock or profit participating equity interests of their respective subsidiaries, or merge, consolidate or sell, transfer or lease assets. The Indentures also provide for customary events of default.
Apollo’s debt obligations contain various customary loan covenants. As of June 30, 2023, the Company was not aware of any instances of non-compliance with the financial covenants contained in the documents governing the Company’s debt obligations.

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Credit Facilities
The following table represents the Company’s credit facilities as of June 30, 2023:

Instrument/Facility	Borrowing Date	Maturity Date	Administrative Agent	Key terms
2022 AMH credit facility	N/A	October 12, 2027	Citibank, N.A.	The commitment fee on the $1.0 billion undrawn 2022 AMH credit facility as of June 30, 2023 was 0.08%.
On October 12, 2022, AMH, as borrower, entered into a $1.0 billion revolving credit facility with Citibank, N.A., as administrative agent, which matures on October 12, 2027 (“2022 AMH credit facility”). Borrowings under the 2022 AMH credit facility may be used for working capital and general corporate purposes, including, without limitation, permitted acquisitions. As of June 30, 2023, AMH, the borrower under the facility, could incur incremental facilities in an aggregate amount not to exceed $250 million plus additional amounts so long as AMH was in compliance with a net leverage ratio not to exceed 4.00 to 1.00.
As of June 30, 2023, there were no amounts outstanding under the 2022 AMH credit facility and the Company was in compliance with all financial covenants under the facility.
The following table presents the interest expense incurred related to the Company’s debt:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Total Interest Expense	$34,784	$31,432	$69,086	$64,425
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
For the three months ended June 30, 2023 and 2022, AAM recorded equity-based compensation expense of $126.4 million and $112.5 million, respectively. For the six months ended June 30, 2023 and 2022, AAM recorded equity-based compensation expense of $250.4 million and $268.8 million, respectively. As of June 30, 2023, there was $819.1 million of estimated unrecognized compensation expense related to unvested RSU awards. This cost is expected to be recognized over a weighted-average period of 2.7 years.
Service-Based Awards
During the six months ended June 30, 2023 and 2022, AGM awarded service-based RSUs of 4.1 million and 3.4 million, respectively, with a grant date fair value of $280.4 million and $208.7 million, respectively.
During the three months ended June 30, 2023 and 2022, the Company recorded equity-based compensation expense on service-based RSUs of $69.4 million and $47.3 million, respectively. During the six months ended June 30, 2023 and 2022, the

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Company recorded equity-based compensation expense on service-based RSUs of $125.0 million and $106.1 million, respectively.
Performance-Based Awards
During the six months ended June 30, 2023 and 2022, AGM awarded performance-based RSUs of 1.3 million and 2.6 million, respectively, with a grant date fair value of $80.8 million and $147.6 million, respectively, which primarily vest subject to continued employment and the Company’s receipt of performance revenues, within prescribed periods, sufficient to cover the associated equity-based compensation.
During the three months ended June 30, 2023 and 2022, the Company recorded equity-based compensation expense on performance-based awards of $41.3 million and $50.2 million, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded equity-based compensation expense on performance-based awards of $96.0 million and $124.0 million, respectively.
In December 2021, the Company awarded one-time grants to the Company’s Co-Presidents of 6 million RSUs which vest on a cliff basis subject to continued employment over five years, with 2 million of those RSUs also subject to AGM’s achievement of certain fee related earnings and spread related earnings per share metrics.
During the three months ended June 30, 2023 and 2022, the Company recorded equity-based compensation expense for service-based awards related to these one-time grants of $13.9 million and $13.9 million, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded equity-based compensation expense for service-based awards related to these one-time grants of $27.8 million and $27.8 million, respectively.
During the three months ended June 30, 2023 and 2022, the Company recorded equity-based compensation expense for performance-based awards related to these one-time grants of $5.9 million and $5.9 million, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded equity-based compensation expense for performance-based awards related to these one-time grants of $11.8 million and $11.8 million, respectively.
Restricted Stock Awards
During the six months ended June 30, 2023 and 2022, AGM awarded 0.3 million and 0.5 million restricted stock awards, respectively, from profit sharing arrangements with a grant date fair value of $23.0 million and $31.5 million, respectively.
During the three months ended June 30, 2023 and 2022, the Company recorded equity-based compensation expense related to restricted stock awards from profit sharing arrangements of $11.5 million and $13.7 million, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded equity-based compensation expense related to restricted stock awards from profit sharing arrangements of $20.6 million and $32.8 million, respectively.
12. EQUITY
Preferred Stock
The Company has 11,000,000 Series A Preferred shares and 12,000,000 Series B Preferred shares issued and outstanding as of June 30, 2023.
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
Dividends
On August 3, 2023, the Company declared a cash dividend of $0.398438 per share of Series A Preferred shares and Series B Preferred shares, which will be paid on September 15, 2023 to holders of record at the close of business on September 1, 2023.
Redeemable Non-Controlling Interests
As discussed in note 2, redeemable non-controlling interests primarily represent the shares issued by the Company’s consolidated SPACs. The table below presents the activities associated with the redeemable non-controlling interests.

	For the Six Months Ended June 30,
	2023	2022
Balance at beginning of period	$1,031,914	$1,770,034
Redemption of non-controlling interests	(798,438)	(776,272)
Deconsolidation of SPAC	—	(39,588)
Net income	35,124	—
Accretion of redeemable non-controlling interests	16,031	48,587
Balance at end of period	$284,631	$1,002,761
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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Due from related parties and due to related parties are comprised of the following:

	As of June 30, 2023	As of December 31, 2022
Due from Related Parties:
Due from funds(1)	$421,267	$333,165
Due from employees and former employees	101,088	89,671
Due from portfolio companies	85,400	143,975
Due from parent	210,635	150,555
Incentive fees receivable	25,037	8,887
Total Due from Related Parties	$843,427	$726,253
Due to Related Parties:
Due to Former Managing Partners and Contributing Partners(2)	$736,190	$874,406
Due to parent	122,852	579,354
Due to funds	155,530	123,734
Total Due to Related Parties	$1,014,572	$1,577,494

(1) Includes $34.3 million and $43.4 million as of June 30, 2023 and December 31, 2022, respectively, related to a receivable from a fund in connection with the Company’s sale of a platform investment to such fund. The amount is payable to the Company over five years and is held at fair value.

(2) Includes $262.9 million and $350.5 million as of June 30, 2023 and December 31, 2022, respectively, related to the purchase of limited partnership interests, payable in equal quarterly installments through December 31, 2024.

Tax Receivable Agreement
Prior to the consummation of the Mergers, each of the Former Managing Partners and Contributing Partners had the right to exchange vested AOG Units for Class A shares, subject to certain restrictions. All Apollo Operating Group entities have made, or will make, an election under Section 754 of the U.S. Internal Revenue Code (“IRC”), which will result in an adjustment to the tax basis of the assets owned by the Apollo Operating Group entities at the time an exchange was made. The election results in an increase to the tax basis of underlying assets which will reduce the amount of gain and associated tax that the Company and its subsidiaries will otherwise be required to pay in the future.
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
As of June 30, 2023, the outstanding payable amount to Former Managing Partners and Contributing Partners was $262.9 million, which is payable in equal quarterly installments through December 31, 2024.
Due from Employees and Former Employees
As of June 30, 2023 and December 31, 2022, due from employees and former employees includes various amounts due to the Company, including employee loans and return of profit sharing distributions. As of June 30, 2023 and December 31, 2022, the balance included interest-bearing employee loans receivable of $10.8 million and $8.8 million, respectively. The outstanding

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
principal amount of the loans as well as all accrued and unpaid interest is required to be repaid at the earlier of the eighth anniversary of the date of the relevant loan or at the date of the relevant employee’s resignation from the Company.
The Company recorded a receivable from certain employees and former employees for the potential return of profit sharing distributions that would be due if certain funds were liquidated as of June 30, 2023 and December 31, 2022 of $82.5 million and $72.1 million, respectively.
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
The Company recorded an indemnification liability in respect of this indemnification obligation of $13.2 million and $13.2 million as of June 30, 2023 and December 31, 2022, respectively.
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
The Company recorded general partner obligations to return previously distributed performance allocations related to certain funds of $133.6 million and $106.5 million as of June 30, 2023 and December 31, 2022, respectively.
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

As of June 30, 2023
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

(4) High alpha assets include subordinated commercial mortgage loans, below investment grade collateralized loan obligations, unrated preferred equity, debt obligations originated by MidCap Financial, below investment grade infrastructure debt, certain loans originated directly by Apollo and agency mortgage derivatives.

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
Athora
The Company, through ISGI, provides investment advisory services to certain portfolio companies of funds managed by Apollo and Athora, a strategic platform that acquires or reinsures blocks of insurance business in the European life insurance market (collectively, the “Athora Accounts”). The Company had equity commitments outstanding of up to $349.1 million as of June 30, 2023, subject to certain conditions.
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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following table presents the revenues earned in aggregate from Athene and Athora:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues earned in aggregate from Athene and Athora, net(1)	$314,788	$291,812	$684,200	$617,373

(1) Consisting of management fees, sub-advisory fees, and performance revenues from Athene and Athora, as applicable.
Regulated Entities and Affiliated Service Providers
Apollo Global Securities, LLC (“AGS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. AGS was in compliance with these requirements at June 30, 2023. From time to time, AGS, as well as other Apollo affiliates provide services to related parties of Apollo, including Apollo funds and their portfolio companies, whereby the Company or its affiliates earn fees for providing such services.
Griffin Capital Securities, LLC (“GCS”) is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority, subject to the minimum net capital requirements of the SEC. GCS was in compliance with these requirements as of June 30, 2023.
Due to/from parent
The Company has receivables from its parent company, AGM, related to funding operations and expense allocations. The balance outstanding was $210.6 million and $150.6 million as of June 30, 2023 and December 31, 2022, respectively.
Following the merger with Athene, the Company has a revolving loan agreement with AGM to manage cash balances and to fund liquidity for general corporate use. The balance outstanding on this loan to AGM was $122.9 million and $579.4 million as of June 30, 2023 and December 31, 2022, respectively, including accrued interest payable to AGM.
MidCap Financial
During the three months ended June 30, 2023, the Company modified a performance allocation arrangement with MidCap Financial which included a reversal of unrealized performance allocations of $124.0 million. This resulted in a modification to the calculation of performance allocations beginning in June 2023 to be based solely on net income.
Investment in SPACs
In October 2020, APSG I, a SPAC, completed an IPO, ultimately raising total gross proceeds of $816.8 million. APSG Sponsor, L.P., a subsidiary of Apollo, held Class B ordinary shares of APSG I, and consolidated it as a VIE. In May 2022, APSG I completed a business combination with American Express Global Business Travel. As a result of the business combination, Apollo no longer consolidates APSG I as a VIE. The deconsolidation resulted in an unrealized gain of $162.0 million, which includes $81.5 million of unrealized gains related to previously held Class B ordinary shares, which converted to Class A ordinary shares of the newly merged entity, for the three months ended June 30, 2022 and is presented in Net gains from investment activities within Other income in the condensed consolidated statements of operations. Apollo continues to hold a non-controlling interest in the merged entity at fair value, elected under the fair value option, which is primarily presented within Investments in the condensed consolidated statements of financial condition.
On February 12, 2021, APSG II, a SPAC sponsored by Apollo, completed an IPO, raising total gross proceeds of $690.0 million. APSG Sponsor II, L.P., a subsidiary of Apollo, holds Class B ordinary shares of APSG II, and consolidates APSG II as a VIE. In May 2023, APSG II amended its articles of association and now has until February 12, 2024 to complete an initial business combination. Also in May 2023, shareholders holding an aggregate of 51,089,882 of APSG II’s Class A ordinary shares exercised their right to redeem their shares. Following such redemptions, 17,910,118 Class A ordinary shares remain outstanding and approximately $186.3 million remained in APSG II’s trust account as of June 30, 2023.
On July 13, 2021, Acropolis, a SPAC sponsored by Apollo, completed an IPO, ultimately raising total gross proceeds of $345.0 million. Acropolis Infrastructure Acquisition Sponsor, L.P., a subsidiary of Apollo, holds Class B common stock of Acropolis, and consolidates Acropolis as a VIE. In June 2023, Acropolis amended its certificate of incorporation and now has

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
until July 13, 2024 to complete an initial business combination. Also in June 2023, shareholders holding an aggregate of 26,499,201 shares of Acropolis’ Class A common stock exercised their right to redeem their shares. Following such redemptions, 8,000,799 shares of Class A common stock remain outstanding and approximately $82.6 million remained in Acropolis’s trust account as of June 30, 2023.
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
14. COMMITMENTS AND CONTINGENCIES
Investment Commitments
As a limited partner, general partner and manager of the Apollo funds, Apollo had unfunded capital commitments as of June 30, 2023 of $695.8 million.
Litigation and Regulatory Matters
Apollo is, from time to time, party to various legal actions arising in the ordinary course of business, including claims and lawsuits, reviews, investigations or proceedings by governmental and self-regulatory agencies regarding its business.
On August 3, 2017, a complaint was filed in the United States District Court for the Middle District of Florida against AAM, a senior partner of Apollo and a former principal of Apollo by Michael McEvoy on behalf of a purported class of employees of subsidiaries of CEVA Group, LLC (“CEVA Group”) who purchased shares in CEVA Investment Limited (“CIL”), the former parent company of CEVA Group. The complaint alleged that the defendants breached fiduciary duties to and defrauded the plaintiffs by inducing them to purchase shares in CIL and subsequently participating in a debt restructuring of CEVA Group in which shareholders of CIL did not receive a recovery. The complaint was determined by a bankruptcy court to be void ab initio because it asserted claims that were property of CIL’s bankruptcy estate. On December 7, 2018, McEvoy revised his complaint to attempt to assert claims that do not belong to CIL. The amended complaint no longer named any individual defendants, but Apollo Management VI, L.P. and CEVA Group were added as defendants. The amended complaint sought damages of approximately €30 million and asserted, among other things, claims for violations of the Investment Advisers Act, breach of fiduciary duties, and breach of contract. On January 6, 2020, the Florida court granted in part Apollo’s motion to dismiss, dismissing McEvoy’s Investment Advisers Act claim with prejudice, and denying without prejudice Apollo’s motion with respect to the remaining claims, and directing the parties to conduct limited discovery, and submit new briefing, solely with respect to the statute of limitations. After extensive motion practice, the District Court granted defendants’ motion for summary judgment on statute of limitations grounds on March 10, 2022 and entered judgment in defendants’ favor. Plaintiff appealed the District Court’s decision to the United States Court of Appeals for the Eleventh Circuit. On March 30, 2023, the Eleventh Circuit affirmed the District Court’s decision, and subsequently denied Plaintiff’s motion for rehearing on May 1, 2023. This matter is now concluded.
On December 21, 2017, several entities referred to collectively as “Harbinger” commenced an action in New York Supreme Court captioned Harbinger Capital Partners II LP et al. v. Apollo Global Management LLC, et al. (No. 657515/2017). The complaint named as defendants AAM, and funds managed by Apollo that invested in SkyTerra Communications, Inc. (“SkyTerra”), among others. The complaint alleged that during the period of Harbinger’s various equity and debt investments in SkyTerra from 2004 to 2010, the defendants concealed from Harbinger material defects in SkyTerra technology. The complaint further alleged that Harbinger would not have made investments in SkyTerra totaling approximately $1.9 billion had it known of the defects, and that the public disclosure of these defects ultimately led to SkyTerra filing for bankruptcy in 2012 (after it had been renamed LightSquared). The complaint sought $1.9 billion in damages, as well as punitive damages, interest, costs, and fees. On June 12, 2019, Harbinger voluntarily discontinued the state action without prejudice. On June 8, 2020, Harbinger refiled its litigation in New York Supreme Court, captioned Harbinger Capital Partners II, LP et al. v. Apollo Global Management, LLC et al. (No. 652342/2020). The complaint adds eight new defendants and three new claims relating to Harbinger’s contention that the new defendants induced Harbinger to buy CCTV One Four Holdings, LLC (“CCTV”) to support SkyTerra’s network even though they allegedly knew that the network had material defects. On November 23, 2020, Defendants refiled a bankruptcy motion, and on November 24, 2020, filed in the state court a motion to stay the state court

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
proceedings pending a ruling by the bankruptcy court on the bankruptcy motion. On February 1, 2021, the bankruptcy court denied the bankruptcy motion. Defendants filed their motions to dismiss the New York Supreme Court action on March 31, 2021, which were granted in part and denied in part on May 23, 2023. The court granted in full the Defendants’ motion to dismiss Harbinger’s complaint as time-barred and denied as moot the Defendants’ motion to dismiss the complaint for failure to state a claim. Plaintiffs have appealed the court’s decision. Apollo believes the claims in this action are without merit. Because this action is in the early stages, no reasonable estimate of possible loss, if any, can be made at this time.
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
On August 4, 2020, a putative class action complaint was filed in the United States District Court for the District of Nevada against PlayAGS Inc. (“PlayAGS”), all of the members of PlayAGS’s board of directors (including three directors who are affiliated with Apollo), certain underwriters of PlayAGS (including Apollo Global Securities, LLC), as well as AAM, Apollo Investment Fund VIII, L.P., Apollo Gaming Holdings, L.P., and Apollo Gaming Voteco, LLC (these last four parties, together, the “Apollo Defendants”). The complaint asserted claims against all defendants arising under the Securities Act of 1933 in connection with certain secondary offerings of PlayAGS stock conducted in August 2018 and March 2019, alleging that the registration statements issued in connection with those offerings did not fully disclose certain business challenges facing PlayAGS. The complaint further asserted a control person claim under Section 20(a) of the Exchange Act against the Apollo Defendants and the director defendants (including the directors affiliated with Apollo), alleging such defendants were responsible for certain misstatements and omissions by PlayAGS about its business. On December 2, 2022, the Court dismissed all claims against the underwriters (including Apollo Global Securities, LLC) and the Apollo Defendants, but allowed a claim against PlayAGS and two of PlayAGS’s executives to proceed. No reasonable estimate of possible loss, if any, can be made at this time.
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
Commitments and Contingencies
Other long-term obligations relate to payments with respect to certain consulting agreements entered into by Apollo Investment Consulting LLC, a subsidiary of Apollo, as well as long-term service contracts. A significant portion of these costs are reimbursable by funds or portfolio companies. As of June 30, 2023, fixed and determinable payments due in connection with these obligations were as follows:

	Remaining 2023	2024 - 2025	2026 - 2027	2028 and Thereafter	Total
Other long-term obligations	$17,258	$7,008	$—	$—	$24,266

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
Contingent Obligations
Performance allocations with respect to certain funds are subject to reversal in the event of future losses to the extent of the cumulative revenues recognized in income to date. If all of the existing investments became worthless, the amount of cumulative revenues that have been recognized by Apollo through June 30, 2023 and that would be reversed approximates $4.9 billion. Management views the possibility of all of the investments becoming worthless as remote. Performance allocations are affected by changes in the fair values of the underlying investments in the funds that Apollo manages. Valuations, on an unrealized basis, can be significantly affected by a variety of external factors, including, but not limited to, bond yields and industry trading multiples. Movements in these items can affect valuations quarter to quarter even if the underlying business fundamentals remain stable.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of June 30, 2023 and December 31, 2022, there were no open underwriting commitments.
As of June 30, 2023, one of the Company’s subsidiaries had unfunded contingent commitments of $46.0 million, to facilitate fundings at closing by the lead arrangers for a syndicated term loan issued by a portfolio company of a fund managed by Apollo. The commitments expire on August 10, 2023. As of August 3, 2023, the unfunded commitments were approximately $0.2 million.
The Company and Athene, together with a third-party institutional investor, have committed to provide financing to a consolidated VIE that invests across Apollo’s capital markets platform (such VIE, the “Apollo Capital Markets Partnership”). Pursuant to these arrangements, the Company and Athene have committed equity financing to the Apollo Capital Markets Partnership. The Apollo Capital Markets Partnership also has a revolving credit facility with Sumitomo Mitsui Banking Corporation, as lead arranger, administrative agent and letter of credit issuer, Mizuho Bank Ltd., and other lenders party thereto, pursuant to which it may borrow up to $2.25 billion. The revolving credit facility, which has a final maturity date of April 1, 2025, is non-recourse to the Company and Athene, except that the Company and Athene provided customary comfort letters with respect to their capital contributions to the Apollo Capital Markets Partnership. As of June 30, 2023, the Apollo Capital Markets Partnership had funded commitments of $1.39 billion, on a net basis, to transactions across Apollo’s capital markets platform, all of which were funded through the revolving credit facility and other asset-based financing. No capital had been funded by the Company or Athene to the Apollo Capital Markets Partnership pursuant to their commitments.
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
Contingent Consideration
In connection with the acquisition of Stone Tower in April 2012, the Company agreed to pay the former owners of Stone Tower a specified percentage of any future performance revenues earned from certain of the Stone Tower funds, CLOs, and strategic investment accounts. This contingent consideration liability was determined based on the present value of estimated future performance revenue payments, and is recorded in profit sharing payable in the condensed consolidated statements of financial

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
condition. The fair value of the remaining contingent obligation was $52.0 million and $55.0 million as of June 30, 2023 and December 31, 2022, respectively.
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
The following tables present financial data for the Company’s reportable segments.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Asset Management
Management Fees	$620,195	$521,872	$1,197,193	$1,027,273
Advisory and transaction fees, net	137,822	103,136	276,257	167,249
Fee-related performance fees	35,404	11,651	62,026	25,877
Fee related compensation	(212,032)	(187,224)	(423,104)	(362,596)
Other operating expenses	(138,605)	(108,327)	(271,589)	(206,711)
Fee Related Earnings (FRE)	442,784	341,108	840,783	651,092

Principal Investing
Realized performance fees	176,783	150,862	340,549	278,051
Realized investment income	2,678	36,958	30,207	476,366
Principal investing compensation	(144,391)	(154,998)	(312,002)	(310,986)
Other operating expenses	(12,447)	(6,072)	(12,477)	(12,036)
Principal Investing Income (PII)	22,623	26,750	46,277	431,395

Segment Income	465,407	367,858	887,060	1,082,487

Segment Assets:			As of June 30, 2023	As of December 31, 2022
Asset Management			$2,395,334	$2,167,599
Principal Investing			8,100,756	8,235,326
Total Assets(1)			$10,496,090	$10,402,925

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

APOLLO ASSET MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in thousands, except share data, except where noted)
The following table presents the reconciliation of income before income tax provision reported in the condensed consolidated statements of operations to Segment Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Income before income tax provision	$316,216	$189,847	$730,177	$1,607,643
Equity-based profit sharing expense and other(1)	56,922	66,648	124,179	163,726
Equity-based compensation	58,095	37,068	110,081	93,401
Transaction-related charges(2)	3,910	(1,371)	7,073	(2,100)
Merger-related transaction and integration costs(3)	4,952	18,741	11,561	36,487
(Gains) losses from changes in tax receivable agreement liability	—	—	—	14,184
Net income attributable to non-controlling interests in consolidated entities	(48,480)	(49,080)	(82,897)	(259,189)
Unrealized performance fees	86,551	487,524	(152,574)	42,881
Unrealized profit sharing expense	1,104	(188,553)	136,105	2,700
Net interest expense	14,898	26,471	30,316	56,771
Unrealized principal investment income (loss)	(29,722)	(71,832)	(39,359)	10,296
Unrealized net (gains) losses from investment activities and other	961	(147,605)	12,398	(684,313)
Segment Income	$465,407	$367,858	$887,060	$1,082,487

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
The following table presents the reconciliation of the Company’s total reportable segment assets to total assets:

	As of June 30, 2023	As of December 31, 2022
Total reportable segment assets	$10,496,090	$10,402,925
Adjustments(1)	3,199,227	3,391,022
Total assets	$13,695,317	$13,793,947

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
General
Our Businesses
Founded in 1990, Apollo is a high-growth, global alternative asset manager. Apollo conducts its business primarily in the United States through the following two reportable segments: asset management and principal investing. These business segments are differentiated based on the investment services they provide as well as varying investing strategies. Apollo had a team of 2,654 employees, including 733 investment professionals, as of June 30, 2023.
Asset Management
Our asset management segment focuses on three investing strategies: yield, hybrid and equity. We have a flexible mandate in many of the funds we manage which enables the funds to invest opportunistically across a company’s capital structure. We raise, invest and manage funds, accounts and other vehicles on behalf of some of the world’s most prominent pension, endowment and sovereign wealth funds and insurance companies, as well as other institutional and individual investors. As of June 30, 2023, we had total AUM of $617 billion.
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
Yield
Yield is our largest asset management strategy with $450 billion of AUM as of June 30, 2023. Our yield strategy focuses on generating excess returns through high-quality credit underwriting and origination. Beyond participation in the traditional issuance and secondary credit markets, through our origination platforms and corporate solutions capabilities we seek to originate attractive and safe-yielding assets for the investors in the funds we manage. Within our yield strategy, we target 4% to 10% returns for our clients. Since inception, the total return yield fund has generated a 5% gross Return on Equity (“ROE”) and a 4% net ROE annualized through June 30, 2023.
Hybrid
Our hybrid strategy, with $62 billion of AUM as of June 30, 2023, brings together our capabilities across debt and equity to seek to offer a differentiated risk-adjusted return with an emphasis on structured downside protected opportunities across asset classes. We target 8% to 15% returns within our hybrid strategy by pursuing investments in all market environments, deploying capital during both periods of dislocation and market strength, and focusing on different investing strategies and asset classes. The flagship hybrid credit hedge fund we manage has generated an 11% gross ROE and a 7% net ROE annualized and the hybrid value funds we manage have generated a 20% gross IRR and a 16% net IRR from inception through June 30, 2023.

Equity
Our equity strategy manages $105 billion of AUM as of June 30, 2023. Our equity strategy emphasizes flexibility, complexity, and purchase price discipline to drive opportunistic-like returns for our clients throughout market cycles. Apollo’s equity team has experience across sectors, industries, and geographies in both private equity and real estate equity. Our control equity transactions are principally buyouts, corporate carveouts and distressed investments, while the real estate funds we manage generally transact in single asset, portfolio and platform acquisitions. Within our equity strategy, we target upwards of 15% returns in the funds we manage. We have consistently produced attractive long-term investment returns in the traditional private equity funds we manage, generating a 39% gross IRR and a 24% net IRR on a compound annual basis from inception through June 30, 2023.
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
We carefully monitor economic and market conditions that could potentially give rise to global market volatility and affect our business operations, investment portfolios and derivatives, which includes global inflation. The global financial system has experienced increased volatility in 2023 due to the failure of certain financial institutions, primarily U.S. regional banks. The current macroeconomic environment, recent bank failures and consolidations, changes in business and consumer behavior and other events affecting financial institutions, have also contributed to volatility in the commercial real estate market, and concerns regarding commercial real estate liquidity, financing availability and asset values, particularly in the office subsector. The potential impacts of rising interest rates and continued deposit outflows on global markets, financial institutions and macroeconomic conditions, generally, remain uncertain. Episodes of increased economic and market volatility may continue to occur and could worsen if there are additional instances of actual or threatened bank failures. For further information on the risks related to market or economic conditions and commercial real estate, see the section entitled “Item 1A. Risk Factors” in the 2022 Annual Report.
U.S. inflation continued to recede during the second quarter of 2023, however the U.S. Federal Reserve continued its interest rate hiking cycle given that the Consumer Price Index (“CPI”) persisted above the 2% target. The U.S. Bureau of Labor Statistics reported that the annual U.S. inflation rate edged down to 3.0% as of June 30, 2023, compared to 5.0% as of March 31, 2023, as action from the U.S. Federal Reserve continues to temper inflation. While declining, the heightened U.S. inflation rate persists due to a combination of supply and demand factors. As a result, in July 2023, the Federal Reserve raised the benchmark interest rate to a target range of 5.25% to 5.50%, up from a target range of 4.75% to 5.00% in March 2023, which marked the fourth interest rate hike in 2023.
Equity market performance continued to rally during the second quarter alongside a rebound in credit markets. In the U.S., the S&P 500 Index increased by 8.3% during the second quarter of 2023, following an increase of 7.0% during the first quarter of 2023. Global equity markets also increased during the quarter, with the MSCI All Country World ex USA Index increasing 3.3%, following an increase of 8.2% in the first quarter of 2023.
Conditions in the credit markets have a significant impact on our business. Credit markets were positive in the second quarter of 2023, with the BofAML HY Master II Index increasing by 1.6%, while the S&P/LSTA Leveraged Loan Index increased by 3.3%. The U.S. 10-year Treasury yield ended the quarter at 3.81%.
In terms of economic conditions in the U.S., the Bureau of Economic Analysis reported real GDP increased at an annual rate of 2.4% in the second quarter of 2023, following an increase of 2.0% in the first quarter of 2023. As of July 2023, the International Monetary Fund estimated that the U.S. economy will expand by 1.8% in 2023 and 1.0% in 2024. The U.S. Bureau of Labor Statistics reported that the U.S. unemployment rate increased to 3.6% as of June 30, 2023.
Foreign exchange rates can materially impact the valuations of our investments and those of the funds we manage that are denominated in currencies other than the U.S. dollar. The U.S. dollar weakened in the second quarter of 2023 compared to the euro and the British pound. Relative to the U.S. dollar, the euro appreciated 0.6% during second quarter of 2023, after appreciating 1.3% in the first quarter of 2023, while the British pound appreciated 3.0% in the second quarter of 2023, after appreciating 2.1% in the first quarter of 2023. Oil finished a volatile quarter down 6.6%, after depreciating by 5.7% in the first quarter of 2023, as the general downward trend from 2022 has continued into 2023.
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
As of June 30, 2023, the funds we manage have no investments that would cause Apollo or any Apollo managed fund to be in violation of current international sanctions, and we believe the direct exposure of investment portfolios of the funds we manage to Russia and Ukraine is insignificant. Apollo and the funds we manage do not intend to make any new material investments in Russia, and have appropriate controls in place to ensure review of any new exposure.

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
As of June 30, 2023, approximately 44% of the value of the investments of the funds we manage on a gross basis was determined using market-based valuation methods (i.e., reliance on broker or listed exchange quotes) and the remaining 56% was determined primarily by comparable company and industry multiples or discounted cash flow models. See “Item 1A. Risk Factors—Risks Relating to our Business—The performance of the funds we manage, and our performance, may be adversely affected by the financial performance of portfolio companies of the funds we manage and the industries in which the funds we manage invest” in the 2022 Annual Report for discussion regarding certain industry-specific risks that could affect the fair value of certain of the portfolio company investments of the funds we manage.
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

The table below presents an analysis of Apollo’s (i) performance fees receivable on an unconsolidated basis and (ii) realized and unrealized performance fees:

	As of June 30,	Performance Fees for the Three Months Ended June 30, 2023			Performance Fees for the Six Months Ended June 30, 2023
	2023
(in thousands)	Performance Fees Receivable on an Unconsolidated Basis	Unrealized	Realized	Total	Unrealized	Realized	Total
AIOF I and II	$20,528	$10,462	$—	$10,462	$9,782	$—	$9,782
ANRP I, II and III(1)	34,508	(8,694)	750	(7,944)	(23,791)	1,196	(22,595)
EPF Funds(1)	76,528	6,877	—	6,877	4,325	—	4,325
FCI Funds	142,095	3,123	—	3,123	3,966	—	3,966
Fund IX	1,590,443	29,803	110,671	140,474	328,609	134,078	462,687
Fund VIII	142,745	(59,286)	—	(59,286)	(226,498)	118,272	(108,226)
Fund VII(2)	37,357	(1,912)	1,039	(873)	(2,575)	1,657	(918)
Fund VI	21,416	(135)	2,291	2,156	(273)	4,024	3,751
Fund IV and Fund V(1)	—	(45)	—	(45)	(98)	—	(98)
HVF I	46,806	3,482	9,567	13,049	2,963	20,840	23,803
Real Estate Equity	57,011	(12,719)	907	(11,812)	(13,979)	1,131	(12,848)
Corporate Credit	33,669	7,739	10,115	17,854	13,891	18,888	32,779
Structured Finance and ABS	96,295	12,334	7,352	19,686	20,074	15,105	35,179
Direct Origination	67,052	(159,114)	42,699	(116,415)	(147,544)	53,062	(94,482)
Other(1)(3)	564,168	79,513	26,796	106,309	178,270	34,322	212,592
Total	$2,930,621	$(88,572)	$212,187	$123,615	$147,122	$402,575	$549,697
Total, net of profit sharing payable(4)/expense	1,426,852	(87,655)	79,894	(7,761)	14,750	114,768	129,518
(1)As of June 30, 2023, certain funds had $133.6 million in general partner obligations to return previously distributed performance fees. The fair value gain on investments and income at the fund level needed to reverse the general partner obligations was $1.8 billion, as of June 30, 2023.
(2)As of June 30, 2023, the remaining investments and escrow cash of Fund VII was valued at 110% of the fund’s unreturned capital, which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. As of June 30, 2023, Fund VII had $85.5 million of gross performance fees, or $48.7 million net of profit sharing, in escrow. With respect to Fund VII, realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreements. Performance fees receivable as of June 30, 2023 and realized performance fees for the three and six months ended June 30, 2023 include interest earned on escrow balances that is not subject to contingent repayment.
(3)Other includes certain SIAs.
(4)There was a corresponding profit sharing payable of $1.5 billion as of June 30, 2023, including profit sharing payable related to amounts in escrow and contingent consideration obligations of $52.0 million.
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

The following table summarizes our performance fees since inception for our combined segments through June 30, 2023:

	Performance Fees Since Inception(1)
(In millions)	Undistributed by Fund and Recognized	Distributed by Fund and Recognized(2)	Total Undistributed and Distributed by Fund and Recognized(3)	General Partner Obligation(3)	Maximum Performance Fees Subject to Potential Reversal(4)
AIOF I and II	$20.5	$58.4	$78.9	$—	$48.4
ANRP I, II and III	34.5	159.1	193.6	45.1	37.8
EPF Funds	76.5	490.7	567.2	43.0	245.7
FCI Funds	142.1	24.2	166.3	—	142.1
Fund IX	1,590.4	723.6	2,314.0	—	2,028.5
Fund VIII	142.7	1,779.1	1,921.8	—	1,295.2
Fund VII	37.4	3,227.3	3,264.7	—	11.0
Fund VI	21.4	1,663.9	1,685.3	—	—
Fund IV and Fund V	—	2,053.1	2,053.1	31.4	—
HVF I	46.8	222.2	269.0	—	157.6
Real Estate Equity	57.0	69.8	126.8	7.6	61.3
Corporate Credit	33.7	928.1	961.8	—	23.9
Structured Finance and ABS	96.3	52.3	148.6	—	81.6
Direct Origination	67.1	82.2	149.3	—	23.3
Other(5)	564.2	1,713.6	2,277.8	6.5	735.7
Total	$2,930.6	$13,247.6	$16,178.2	$133.6	$4,892.1
(1)Certain funds are denominated in euros and historical figures are translated into U.S. dollars at an exchange rate of €1.00 to $1.09 as of June 30, 2023. Certain funds are denominated in pounds sterling and historical figures are translated into U.S. dollars at an exchange rate of £1.00 to $1.27 as of June 30, 2023.
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
(3)Amounts were computed based on the fair value of fund investments on June 30, 2023. Performance fees have been allocated to and recognized by the general partner. Based on the amount allocated, a portion is subject to potential reversal or, to the extent applicable, has been reduced by the general partner obligation to return previously distributed performance fees at June 30, 2023. The actual determination and any required payment of any such general partner obligation would not take place until the final disposition of the fund’s investments based on contractual termination of the fund.
(4)Represents the amount of performance fees that would be reversed if remaining fund investments became worthless on June 30, 2023. Amounts subject to potential reversal of performance fees include amounts undistributed by a fund (i.e., the performance fees receivable), as well as a portion of the amounts that have been distributed by a fund, net of taxes and not subject to a general partner obligation to return previously distributed performance fees, except for those funds that are gross of taxes as defined in the respective funds’ governing documents.
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
Net Gains (Losses) from Investment Activities of Consolidated Variable Interest Entities (“VIEs”)
Changes in the fair value of the consolidated VIEs’ assets and liabilities and related interest, dividend and other income and expenses subsequent to consolidation are presented within net gains (losses) from investment activities of consolidated variable interest entities and are attributable to non-controlling interests in the condensed consolidated statements of operations.
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

Results of Operations
Below is a discussion of our condensed consolidated results of operations for the three and six months ended June 30, 2023 and 2022. For additional analysis of the factors that affected our results at the segment level, see “—Segment Analysis” below:

	For the Three Months Ended June 30,		Total Change	Percentage Change	For the Six Months Ended June 30,		Total Change	Percentage Change
	2023	2022			2023	2022
	(in thousands)				(in thousands)
Revenues:
Management fees	$687,143	$560,010	$127,133	22.7%	$1,318,983	$1,082,946	$236,037	21.8%
Advisory and transaction fees, net	170,654	110,492	60,162	54.4	325,253	176,278	148,975	84.5
Investment income (loss)	137,201	(192,178)	329,379	NM	578,786	510,137	68,649	13.5
Incentive fees	25,534	1,953	23,581	NM	40,999	7,803	33,196	425.4
Total Revenues	1,020,532	480,277	540,255	112.5	2,264,021	1,777,164	486,857	27.4
Expenses:
Compensation and benefits
Salary, bonus and benefits	256,695	234,012	22,683	9.7	511,310	452,267	59,043	13.1
Equity-based compensation	126,398	112,470	13,928	12.4	250,389	268,758	(18,369)	(6.8)
Profit sharing expense	133,446	(37,578)	171,024	NM	424,407	321,984	102,423	31.8
Total compensation and benefits	516,539	308,904	207,635	67.2	1,186,106	1,043,009	143,097	13.7
Interest expense	34,784	31,432	3,352	10.7	69,086	64,425	4,661	7.2
General, administrative and other	223,077	150,721	72,356	48.0	406,105	291,084	115,021	39.5
Total Expenses	774,400	491,057	283,343	57.7	1,661,297	1,398,518	262,779	18.8
Other Income:
Net gains from investment activities	19,874	146,054	(126,180)	(86.4)	18,338	917,316	(898,978)	(98.0)
Net gains from investment activities of consolidated variable interest entities	9,353	36,617	(27,264)	(74.5)	43,390	316,072	(272,682)	(86.3)
Interest income	28,497	5,786	22,711	392.5	60,781	8,622	52,159	NM
Other income (loss), net	12,360	12,170	190	1.6	4,944	(13,013)	17,957	NM
Total Other Income	70,084	200,627	(130,543)	(65.1)	127,453	1,228,997	(1,101,544)	(89.6)
Income before income tax provision	316,216	189,847	126,369	66.6	730,177	1,607,643	(877,466)	(54.6)
Income tax provision	(51,908)	(7,627)	(44,281)	NM	(113,380)	(141,801)	28,421	(20.0)
Net Income	264,308	182,220	82,088	45.0	616,797	1,465,842	(849,045)	(57.9)
Net income attributable to non-controlling interests	(151,472)	(114,099)	(37,373)	32.8	(286,578)	(800,753)	514,175	(64.2)
Net Income Attributable to Apollo Asset Management, Inc.	112,836	68,121	44,715	65.6	330,219	665,089	(334,870)	(50.3)
Series A Preferred Stock Dividends	(4,383)	(4,383)	—	—	(8,766)	(8,766)	—	—
Series B Preferred Stock Dividends	(4,782)	(4,782)	—	—	(9,563)	(9,563)	—	—
Net Income Attributable to Apollo Asset Management, Inc. Common Stockholders	$103,671	$58,956	$44,715	75.8%	$311,890	$646,760	$(334,870)	(51.8)%
Note: “NM” denotes not meaningful. Changes from negative to positive amounts and positive to negative amounts are not considered meaningful. Increases or decreases from zero and changes greater than 500% are also not considered meaningful.
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
In this section, references to 2023 refer to the three months ended June 30, 2023 and references to 2022 refer to the three months ended June 30, 2022.
Revenues
Revenues were $1.0 billion in 2023, an increase of $540.3 million from $480.3 million in 2022, primarily driven by higher investment income. Investment income increased $329.4 million in 2023 to $137.2 million compared to a loss of $192.2 million in 2022. The increase in investment income of $329.4 million in 2023 was driven by an increase in performance allocations of $421.2 million, partially offset by a decrease in principal investment income of $91.8 million.

Significant drivers for performance allocations in 2023 were performance allocations earned from Fund IX, Credit Strategies, Redding Ridge Holdings and HVF I of $144.0 million, $27.2 million, $16.5 million and $13.9 million, respectively, partially offset by performance allocation losses from MidCap Financial of $123.4 million. The performance allocation losses in 2022 were primarily driven by losses of $328.7 million from Fund VIII.
See below for details on the respective performance allocations in 2023.
The performance allocations earned from Fund IX in 2023 were primarily driven by appreciation and realization of the fund’s investments in the media, telecom and technology, and leisure sectors.
The performance allocations earned from Credit Strategies in 2023 were primarily driven by the net income generated by the fund’s investments.
The performance allocations earned from Redding Ridge Holdings in 2023 were primarily driven by new CLO issuances and accumulation of warehouse assets.
The performance allocations earned from HVF I in 2023 were primarily driven by appreciation and realization of the fund’s investments in the leisure, consumer and retail, and consumer services sectors.
The performance allocation losses from MidCap Financial in 2023 were primarily driven by the reversal of unrealized performance allocations in connection with the modification of a performance allocation arrangement with MidCap Financial. This resulted in a realization of performance allocations and a modification to the calculation of performance allocations beginning in June 2023 to be based solely on net income. See note 13 to the condensed consolidated financial statements for further information.
Management fees increased by $127.1 million to $687.1 million in 2023 from $560.0 million in 2022. The increase in management fees was primarily attributable to management fees earned from the net impact of the commencement of Fund X’s fees and the fee basis step-down of Fund IX from committed to remaining invested capital, which added net fees of $38.6 million, inclusive of Fund X catch-up fees of $18.1 million. Management fees also benefited from increases in management fees earned from Athene of $36.2 million, which was driven by higher fee-generating AUM as a result of growth in Retirement Services clients.
Advisory and transaction fees increased by $60.2 million to $170.7 million in 2023 from $110.5 million in 2022. Advisory and transaction fees earned during 2023 were primarily attributable to advisory and transaction fees earned from companies in the real estate, media, telecom and technology, manufacturing and financial services sectors.
Expenses
Expenses were $774.4 million in 2023, an increase of $283.3 million from $491.1 million in 2022, primarily due to an increase in profit sharing expense of $171.0 million, resulting from the corresponding higher investment income during 2023. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. Additionally, there was an increase in salary, bonus and benefits of $22.7 million due to an increase in headcount and an increase in equity-based compensation expense of $13.9 million in 2023. Equity-based compensation expense, in any given period, is generally comprised of: (i) performance grants which are tied to the Company’s receipt of performance fees, within prescribed periods and are typically recognized on an accelerated recognition method over the requisite service period to the extent the performance revenue metrics are met or deemed probable, and (ii) the impact of 2021 one-time grants awarded to the Co-Presidents, all of which vest on a cliff basis subject to continued employment over five years, and a portion of which also vest on AGM’s achievement of FRE and Spread Related Earnings (“SRE”) per share metrics.
General, administrative and other expenses were $223.1 million in 2023, an increase of $72.4 million from $150.7 million in 2022. The increase in 2023 was primarily driven by an increase in professional fees, higher travel and entertainment expenses and an increase in technology expenses.
Other Income
Other Income was $70.1 million in 2023, a decrease of $130.5 million from $200.6 million in 2022. Other Income in 2022 was primarily attributable to a gain from one of the Company’s balance sheet investments and income earned as a result of APSG I’s deconsolidation event, partially offset by foreign currency losses. Other income in 2023 was primarily attributable to interest income earned on the Company’s money market funds and U.S. Treasury securities, as a result of the rising interest rate environment, as well as interest income and net gains earned through the Company’s consolidated SPACs.

Income Tax Provision
The income tax provision totaled $51.9 million and $7.6 million in 2023 and 2022, respectively. The change was primarily related to the increase in pre-tax income. The provision for income taxes includes U.S. federal, state, local and foreign income taxes resulting in an effective income tax rate of 16.4% and 4.0% for 2023 and 2022, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) income passed through to non-controlling interests, (ii) foreign, state and local income taxes, including NYC UBT, and (iii) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m) (see note 9 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
In this section, references to 2023 refer to the six months ended June 30, 2023 and references to 2022 refer to the six months ended June 30, 2022.
Revenues
Revenues were $2.3 billion in 2023, an increase of $486.9 million from $1.8 billion in 2022, primarily driven by an increase in management fees, advisory and transaction fees, net and investment income. Management fees increased by $236.0 million to $1.3 billion in 2023 from $1.1 billion in 2022 due to increases in management fees earned from Athene, and ADREF and ADCF of $59.8 million and $30.2 million, respectively. The increases in management fees earned from Athene, and ADREF and ADCF were driven by higher fee-generating AUM as a result of growth in Retirement Services clients and the management fee contribution from the Griffin Capital U.S. asset management business, respectively. Management fees also benefited from the net impact of the commencement of Fund X’s fees and the fee basis step-down of Fund IX from committed to remaining invested capital, which added net fees of $53.9 million, inclusive of Fund X catch-up fees of $21.4 million.
Advisory and transaction fees increased by $149.0 million to $325.3 million in 2023 from $176.3 million in 2022. Advisory and transaction fees earned during 2023 were primarily attributable to advisory and transaction fees earned from companies in the financial services, business services, real estate, media, telecom and technology and manufacturing sectors.
Investment income increased $68.6 million in 2023 to $578.8 million compared to $510.1 million in 2022. The increase in investment income of $68.6 million in 2023 was driven by an increase in performance allocations of $291.5 million, partially offset by a decrease in principal investment income of $222.9 million.
Significant drivers for performance allocations in 2023 were performance allocations primarily earned from Fund IX, Credit Strategies and Redding Ridge Holdings of $474.3 million, $65.1 million and $29.8 million, respectively, partially offset by performance allocation losses from Fund VIII and MidCap Financial of $112.4 million and $107.0 million, respectively.
See below for details on the respective performance allocations in 2023.
The performance allocations earned from Fund IX in 2023 were primarily driven by appreciation and realization of the fund’s investments in the media, telecom and technology, and leisure sectors.
The performance allocations earned from Credit Strategies in 2023 were primarily driven by the net income generated by the fund’s investments.
The performance allocations earned from Redding Ridge Holdings in 2023 were primarily driven by new CLO issuances and accumulation of warehouse assets.
The performance allocation losses from Fund VIII in 2023 were primarily driven by depreciation and realization of the fund’s investments in the consumer services, and media, telecom and technology sectors.
The performance allocation losses from MidCap Financial in 2023 were primarily driven by the reversal of unrealized performance allocations in connection with the modification of the performance allocation arrangement with MidCap Financial. This resulted in a realization of performance allocations and a modification to the calculation of performance allocations beginning in June 2023 to be based solely on net income. See note 13 to the condensed consolidated financial statements for further information.
The decrease in principal investment income in 2023 was driven by the depreciation in value of investments held by certain funds we manage in which the Company has a direct interest, as a result of the continued equity market volatility in 2023.

Expenses
Expenses were $1.7 billion in 2023, an increase of $262.8 million from $1.4 billion in 2022, primarily due to an increase in profit sharing expense of $102.4 million, resulting from the higher investment income during 2023. Additionally, there was an increase in salary, bonus and benefits of $59.0 million due to an increase in headcount in 2023, partially offset by a decrease in equity-based compensation expense of $18.4 million due to a decrease in RSU amortization.
General, administrative and other expenses were $406.1 million in 2023, an increase of $115.0 million from $291.1 million in 2022. The increase in 2023 was primarily driven by an increase in professional fees, higher travel and entertainment expenses, amortization expense from the Company’s commitment asset and other intangible assets, and an increase in technology expenses.
Other Income
Other Income was $127.5 million in 2023, a decrease of $1.1 billion from $1.2 billion in 2022. This decrease was primarily driven by decreases in net gains from investment activities and decreases in net gains from investment activities of consolidated VIEs. Other income in 2022 was primarily attributable to net gains from investment activities as a result of realized investment income from dividend income earned on one of our balance sheet investments and income earned as a result of APSG I’s deconsolidation event in 2022. Other income in 2023 was primarily attributable to interest income earned on the Company’s money market funds and U.S. treasury securities, as a result of the rising interest rate environment, as well as interest income and net gains earned through the Company’s consolidated SPACs.
Income Tax Provision
The income tax provision totaled $113.4 million and $141.8 million in 2023 and 2022, respectively. The change was primarily related to the decrease in pre-tax income. The provision for income taxes includes U.S. federal, state, local and foreign income taxes resulting in an effective income tax rate of 15.5% and 8.8% for 2023 and 2022, respectively. The most significant reconciling items between the U.S. federal statutory income tax rate and the effective income tax rate were due to the following: (i) income passed through to non-controlling interests, (ii) foreign, state and local income taxes, including NYC UBT, and (iii) equity-based compensation net of the limiting provisions for executive compensation under IRC Section 162(m) (see note 9 to the condensed consolidated financial statements for further details regarding the Company’s income tax provision).
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
Asset Management
The following table presents Fee Related Earnings, the performance measure of our asset management segment.

	Three Months Ended June 30,		Total Change	Percentage Change	Six Months Ended June 30,		Total Change	Percentage Change
	2023	2022			2023	2022
	(in thousands)				(in thousands)
Asset Management:
Management fees - Yield	$392,859	$342,215	$50,644	14.8%	$771,608	$675,520	$96,088	14.2%
Management fees - Hybrid	61,222	52,666	8,556	16.2	118,514	101,012	17,502	17.3
Management fees - Equity	166,114	126,991	39,123	30.8	307,071	250,741	56,330	22.5
Management fees	620,195	521,872	98,323	18.8	1,197,193	1,027,273	169,920	16.5
Capital solutions fees and other, net	137,822	103,136	34,686	33.6	276,257	167,249	109,008	65.2
Fee-related performance fees	35,404	11,651	23,753	203.9	62,026	25,877	36,149	139.7
Fee-related compensation	(212,032)	(187,224)	24,808	13.3	(423,104)	(362,596)	60,508	16.7
Other operating expenses	(138,605)	(108,327)	30,278	28.0	(271,589)	(206,711)	64,878	31.4
Fee Related Earnings (FRE)	$442,784	$341,108	$101,676	29.8%	$840,783	$651,092	$189,691	29.1%
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
In this section, references to 2023 refer to the three months ended June 30, 2023 and references to 2022 refer to the three months ended June 30, 2022.
FRE was $442.8 million in 2023, an increase of $101.7 million compared to $341.1 million in 2022. This increase was primarily attributable to increases in management fees and capital solutions fees and other, net.
The increase in management fees was primarily attributable to management fees earned from the net impact of the commencement of Fund X’s fees and the fee basis step-down of Fund IX from committed to remaining invested capital, which added net fees of $38.6 million, inclusive of Fund X catch-up fees of $18.1 million. Management fees also benefited from increases in management fees earned from Athene of $35.5 million, which was primarily driven by higher fee-generating AUM as a result of growth in retirement services clients.
Capital solutions fees earned in 2023 were primarily attributable to fees earned from companies in the real estate, media, telecom and technology, manufacturing and financial services sectors.
The growth in revenues was offset, in part, by increases in other operating expenses and fee-related compensation expense associated with increased headcount to support the Company’s growth.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
In this section, references to 2023 refer to the six months ended June 30, 2023 and references to 2022 refer to the six months ended June 30, 2022.
FRE was $840.8 million in 2023, an increase of $189.7 million compared to $651.1 million in 2022. This increase was primarily attributable to increases in management fees and capital solutions fees and other, net.
The increase in management fees was primarily attributable to management fees earned from Athene of $58.0 million, which was driven by higher fee-generating AUM as a result of growth in retirement services clients. Management fees also benefited from the net impact of the commencement of Fund X’s fees and the fee basis step-down of Fund IX from committed to remaining invested capital, which added net fees of $53.9 million, inclusive of Fund X catch-up fees of $21.4 million.
Capital solutions fees earned in 2023 were primarily attributable to fees earned from companies in the financial services, business services, real estate, media, telecom and technology and manufacturing sectors.
The growth in revenues was offset, in part, by increases in other operating expenses and fee-related compensation expense associated with the re-basing of cost structure and increased headcount to support the Company’s growth, as well as costs associated with the acquisition of Griffin Capital’s U.S. asset management business occurring in the second quarter of 2022.
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

	As of June 30, 2023
	Yield(1)	Hybrid	Equity	Total
	(in millions)
Performance Fee-Generating AUM (1)	$52,431	$24,939	$43,560	$120,930
AUM Not Currently Generating Performance Fees	4,603	6,150	4,406	15,159
Uninvested Performance Fee-Eligible AUM	6,600	14,877	32,982	54,459
Total Performance Fee-Eligible AUM	$63,634	$45,966	$80,948	$190,548

	As of June 30, 2022
	Yield(1)	Hybrid	Equity	Total
	(in millions)
Performance Fee-Generating AUM (1)	$36,855	$12,777	$39,922	$89,554
AUM Not Currently Generating Performance Fees	11,493	12,798	3,856	28,147
Uninvested Performance Fee-Eligible AUM	4,163	16,509	17,861	38,533
Total Performance Fee-Eligible AUM	$52,511	$42,084	$61,639	$156,234

	As of December 31, 2022
	Yield(1)	Hybrid	Equity	Total
	(in millions)
Performance Fee-Generating AUM (1)	$40,169	$12,177	$42,126	$94,472
AUM Not Currently Generating Performance Fees	15,912	17,777	3,166	36,855
Uninvested Performance Fee-Eligible AUM	4,628	12,839	30,836	48,303
Total Performance Fee-Eligible AUM	$60,709	$42,793	$76,128	$179,630

(1) Performance Fee-Generating AUM of $3.7 billion, $3.1 billion and $3.9 billion as of June 30, 2023, June 30, 2022 and December 31, 2022, respectively, are above the hurdle rates or preferred returns and have been deferred to future periods when the fees are probable to not be significantly reversed.

The components of Fee-Generating AUM by investing strategy are presented below:

	As of June 30, 2023
	Yield	Hybrid	Equity		Total
	(in millions)
Fee-Generating AUM based on capital commitments	$—	$2,531	$23,104		$25,635
Fee-Generating AUM based on invested capital	3,396	10,123	26,113		39,632
Fee-Generating AUM based on gross/adjusted assets	334,737	4,783	873		340,393
Fee-Generating AUM based on NAV	44,530	10,979	614		56,123
Total Fee-Generating AUM	$382,663	$28,416	$50,704	(1)	$461,783

(1) The weighted average remaining life of the traditional private equity funds as of June 30, 2023 was 74 months.

	As of June 30, 2022
	Yield	Hybrid	Equity		Total
	(in millions)
Fee-Generating AUM based on capital commitments	$—	$3,580	$27,552		$31,132
Fee-Generating AUM based on invested capital	2,431	7,722	13,059		23,212
Fee-Generating AUM based on gross/adjusted assets	272,211	5,035	618		277,864
Fee-Generating AUM based on NAV	39,420	8,786	380		48,586
Total Fee-Generating AUM	$314,062	$25,123	$41,609	(1)	$380,794

(1) The weighted average remaining life of the traditional private equity funds as of June 30, 2022 was 59 months.

	As of December 31, 2022
	Yield	Hybrid	Equity		Total
	(in millions)
Fee-Generating AUM based on capital commitments	$—	$2,531	$19,434		$21,965
Fee-Generating AUM based on invested capital	3,381	9,528	26,695		39,604
Fee-Generating AUM based on gross/adjusted assets	293,240	4,827	593		298,660
Fee-Generating AUM based on NAV	42,200	9,227	431		51,858
Total Fee-Generating AUM	$338,821	$26,113	$47,153	(1)	$412,087

(1) The weighted average remaining life of the traditional private equity funds as of December 31, 2022 was 76 months.
Apollo, through its consolidated subsidiary, ISG, provides asset management services to Athene with respect to assets in the Athene Accounts, including asset allocation services, direct asset management services, asset and liability matching management, mergers and acquisitions, asset diligence, hedging and other asset management services and receives management fees for providing these services. Apollo, through ISG, also provides sub-allocation services with respect to a portion of the assets in the Athene Accounts. See note 13 to the condensed consolidated financial statements for more details regarding the fee rates of the investment management and sub-allocation fee arrangements with respect to the assets in the Athene Accounts. Apollo managed or advised $257.9 billion, $236.0 billion and $225.4 billion of AUM on behalf of Athene as of June 30, 2023, December 31, 2022 and June 30, 2022, respectively.
Apollo, through ISGI, provides investment advisory services with respect to certain assets in certain portfolio companies of Apollo funds and sub-advises the Athora Accounts and broadly refers to “Athora Sub-Advised” assets as those assets in the Athora Accounts which the Company explicitly sub-advises as well as those assets in the Athora Accounts which are invested directly in funds and investment vehicles Apollo manages. The Company refers to the portion of the Athora AUM that is not Athora Sub-Advised AUM as “Athora Non-Sub Advised” AUM. See note 13 to the condensed consolidated financial statements for more details regarding the fee arrangements with respect to the assets in the Athora Accounts. Apollo managed or advised $50.6 billion, $52.6 billion and $44.1 billion of AUM on behalf of Athora as of June 30, 2023, December 31, 2022 and June 30, 2022, respectively.

The following tables summarize changes in total AUM for each of Apollo’s three investing strategies:

	For the Three Months Ended June 30,
	2023				2022
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$438,070	$58,955	$100,704	$597,729	$372,696	$53,740	$86,407	$512,843
Inflows	25,774	3,458	5,758	34,990	27,262	4,163	4,205	35,630
Outflows(2)	(13,658)	(263)	(509)	(14,430)	(11,045)	(291)	(3)	(11,339)
Net Flows	12,116	3,195	5,249	20,560	16,217	3,872	4,202	24,291
Realizations	(3,801)	(767)	(1,431)	(5,999)	(1,000)	(1,061)	(4,754)	(6,815)
Market Activity(3)	3,458	1,027	330	4,815	(12,160)	(431)	(2,966)	(15,557)
End of Period	$449,843	$62,410	$104,852	$617,105	$375,753	$56,120	$82,889	$514,762

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

(2) Outflows for Total AUM include redemptions of $1.5 billion and $0.8 billion during the three months ended June 30, 2023 and 2022, respectively.
(3) Includes foreign exchange impacts of $0.5 billion and $(4.7) billion during the three months ended June 30, 2023 and 2022, respectively.

	For the Six Months Ended June 30,
	2023				2022
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(in millions)
Change in Total AUM(1):
Beginning of Period	$392,466	$56,410	$98,771	$547,647	$360,289	$52,772	$84,491	$497,552
Inflows	76,846	6,616	8,298	91,760	54,121	6,601	5,564	66,286
Outflows(2)	(21,124)	(1,289)	(811)	(23,224)	(20,592)	(744)	(3)	(21,339)
Net Flows	55,722	5,327	7,487	68,536	33,529	5,857	5,561	44,947
Realizations	(4,985)	(1,426)	(2,917)	(9,328)	(1,626)	(2,700)	(7,000)	(11,326)
Market Activity(3)	6,640	2,099	1,511	10,250	(16,439)	191	(163)	(16,411)
End of Period	$449,843	$62,410	$104,852	$617,105	$375,753	$56,120	$82,889	$514,762

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

(2) Outflows for Total AUM include redemptions of $3.8 billion and $1.4 billion during the six months ended June 30, 2023 and 2022, respectively.
(3) Includes foreign exchange impacts of $1.5 billion and $(7.2) billion during the six months ended June 30, 2023 and 2022, respectively.

The following tables summarize changes in Fee-Generating AUM for each of Apollo’s three investing strategies:

	For the Three Months Ended June 30,
	2023				2022
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$368,237	$28,481	$48,489	$445,207	$311,318	$23,501	$40,900	$375,719
Inflows	26,300	675	3,515	30,490	21,900	2,649	1,402	25,951
Outflows(2)	(14,329)	(869)	(1,072)	(16,270)	(8,411)	(457)	(413)	(9,281)
Net Flows	11,971	(194)	2,443	14,220	13,489	2,192	989	16,670
Realizations	(346)	(223)	(237)	(806)	(367)	(309)	(157)	(833)
Market Activity(3)(4)	2,801	352	9	3,162	(10,378)	(261)	(123)	(10,762)
End of Period	$382,663	$28,416	$50,704	$461,783	$314,062	$25,123	$41,609	$380,794

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

(2) Outflows for Fee-Generating AUM include redemptions of $1.3 billion and $0.5 billion during the three months ended June 30, 2023 and 2022, respectively.
(3) Includes foreign exchange impacts of $0.4 billion and $(3.8) billion during the three months ended June 30, 2023 and 2022, respectively.

	For the Six Months Ended June 30,
	2023				2022
	Yield	Hybrid	Equity	Total	Yield	Hybrid	Equity	Total
	(in millions)
Change in Fee-Generating AUM(1):
Beginning of Period	$338,821	$26,113	$47,153	$412,087	$307,306	$21,845	$39,950	$369,101
Inflows	61,074	2,963	5,279	69,316	38,352	5,160	2,710	46,222
Outflows(2)	(22,537)	(1,130)	(1,162)	(24,829)	(17,183)	(757)	(482)	(18,422)
Net Flows	38,537	1,833	4,117	44,487	21,169	4,403	2,228	27,800
Realizations	(733)	(379)	(554)	(1,666)	(676)	(891)	(420)	(1,987)
Market Activity(3)	6,038	849	(12)	6,875	(13,737)	(234)	(149)	(14,120)
End of Period	$382,663	$28,416	$50,704	$461,783	$314,062	$25,123	$41,609	$380,794

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

(2) Outflows for Fee-Generating AUM include redemptions of $3.6 billion and $0.9 billion during the six months ended June 30, 2023 and 2022, respectively.
(3) Includes foreign exchange impacts of $1.1 billion and $(5.7) billion during the six months ended June 30, 2023 and 2022, respectively.
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

The following presents gross capital deployment and uncalled commitments (in billions):
As of June 30, 2023 and December 31, 2022, Apollo had $55.7 billion and $51.2 billion of dry powder, respectively, which represents the amount of capital available for investment or reinvestment subject to the provisions of the applicable governing agreements of the funds, partnerships and accounts we manage. These amounts exclude uncalled commitments which can only be called for fund fees and expenses, and commitments from perpetual capital vehicles.
Principal Investing
The following table presents Principal Investing Income, the performance measure of our principal investing segment.

	Three Months Ended June 30,		Total Change	Percentage Change	Six Months Ended June 30,		Total Change	Percentage Change
	2023	2022			2023	2022
	(in thousands)				(in thousands)
Principal Investing:
Realized performance fees	$176,783	$150,862	$25,921	17.2%	$340,549	$278,051	$62,498	22.5%
Realized investment income	2,678	36,958	(34,280)	(92.8)	30,207	476,366	(446,159)	(93.7)
Principal investing compensation	(144,391)	(154,998)	(10,607)	(6.8)	(312,002)	(310,986)	1,016	0.3
Other operating expenses	(12,447)	(6,072)	6,375	105.0	(12,477)	(12,036)	441	3.7
Principal Investing Income (PII)	$22,623	$26,750	$(4,127)	(15.4)%	$46,277	$431,395	$(385,118)	(89.3)%
As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—General”, earnings from our principal investing segment are inherently more volatile in nature than earnings from our asset management segment due to the intrinsic cyclical nature of performance fees, one of the key drivers of PII performance.
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
In this section, references to 2023 refer to the three months ended June 30, 2023 and references to 2022 refer to the three months ended June 30, 2022.
PII was $22.6 million in 2023, a decrease of $4.1 million, as compared to $26.8 million in 2022. This decrease was primarily attributable to a decrease in realized investment income of $34.3 million. Realized investment income in 2022 was primarily driven by realized gains earned from one of our balance sheet investments.
The decrease was offset, in part, by an increase in realized performance fees and a decrease in principal investing compensation expense. The increase in realized performance fees of $25.9 million in 2023 was primarily driven by an increase in realized performance fees generated from Fund IX and MidCap Financial, partially offset by a decrease in realized performance fees earned from HVF I and EPF III. The increase in realized performance fees in 2023 remained relatively light as equity market volatility continued to delay monetization activity. Principal investing compensation expense of $144.4 million in 2023 decreased $10.6 million, as compared to $155.0 million in 2022. The decrease in 2023 was primarily due to a decrease in profit sharing expense attributable to the Incentive Pool, a compensation program through which certain employees are allocated discretionary compensation based on realized performance fees in a given year, partially offset by an increase in profit sharing expense associated with the corresponding increase in realized performance fees. In any period, the blended profit sharing percentage is impacted by the respective profit sharing ratios of the funds generating performance allocations in the period. Additionally, included in principal investing compensation are expenses related to the Incentive Pool. The Incentive Pool is separate from the fund related profit sharing expense and may result in greater variability in compensation and have a variable impact on the blended profit sharing percentage during a particular period.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
In this section, references to 2023 refer to the six months ended June 30, 2023 and references to 2022 refer to the six months ended June 30, 2022.
PII was $46.3 million in 2023, a decrease of $385.1 million, as compared to $431.4 million in 2022. This decrease was primarily attributable to a decrease in realized investment income of $446.2 million. Realized investment income in 2022 was primarily attributable to dividends earned from one of our balance sheet investments and realized gains on the transfer to Athene of certain of Apollo’s general partner fund co-investments that were subsequently transferred to AAA in the second quarter of 2022. The increase in realized performance fees of $62.5 million in 2023 was primarily driven by an increase in realized performance fees generated from Fund VIII and Fund IX, partially offset by decreases in realized performance fees from EPF III, HVF I and Fund VII. The increase in realized performance fees in 2023 remained relatively light as equity market volatility continued to delay monetization activity. Principal investing compensation expense of $312.0 million in 2023 remained relatively flat, with an increase of $1.0 million in 2023, as compared to $311.0 million in 2022. The increase in 2023 was primarily due to an increase in profit sharing expense associated with the corresponding increase in realized performance fees, partially offset by a decrease in profit sharing expense attributable to the Incentive Pool.
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
As of June 30, 2023, the Company had $1.2 billion of unrestricted cash and cash equivalents and $248.5 million of U.S. Treasury Securities as well as $1.0 billion of available funds from the 2022 AMH credit facility.
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
Cash Flow Analysis
The section below discusses in more detail the Company’s primary sources and uses of cash and the primary drivers of cash flows within the Company’s condensed consolidated statements of cash flows:

	For the Six Months Ended June 30,
	2023	2022
	(in thousands)
Operating Activities	$287,743	$(1,372,280)
Investing Activities	254,270	557,123
Financing Activities	(1,291,767)	981,739
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Cash Equivalents, and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities	$(749,754)	$166,582
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

	For the Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by the Company's operating activities	$806,302	$864,262
Net cash used in the Consolidated Funds and VIEs operating activities	(518,559)	(2,236,542)
Net cash provided by (used in) operating activities	$287,743	$(1,372,280)
Net cash provided by (used in) the Company's investing activities	$254,270	$(262,157)
Net cash provided by the Consolidated Funds and VIEs investing activities	—	819,280
Net cash provided by investing activities	$254,270	$557,123
Net cash provided by (used in) the Company's financing activities	$(1,041,603)	$11,669
Net cash provided by (used in) the Consolidated Funds and VIEs financing activities	(250,164)	970,070
Net cash provided by (used in) financing activities	$(1,291,767)	$981,739

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
•During the six months ended June 30, 2023, cash provided by the Company’s operating activities includes cash inflows from the receipt of management fees, advisory and transaction fees, realized performance revenues, and realized principal investment income, offset by cash outflows for compensation, general, administrative, and other expenses. Cash provided by operating activities reflects operating activities of our consolidated funds and VIEs, which primarily includes cash inflows from the sale of investments, offset by cash outflows for purchases of investments, including reverse repurchase agreements.
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
•During the six months ended June 30, 2023, cash provided by investing activities primarily reflects net inflows from the sale of U.S. Treasury securities, offset, in part, by net cash outflows for the purchase of investments and net cash contributions to our principal investments.
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
•During the six months ended June 30, 2023, net cash used in financing activities reflects the financing activity of our consolidated funds and VIEs, which primarily includes cash outflows from the repayment of debt, including repurchase agreements, offset by issuances of debt and net repayments of related party loans, dividends paid and distributions to redeemable non-controlling interests.
•During the six months ended June 30, 2022, net cash provided by financing activities reflects the financing activity of our consolidated funds and VIEs, which primarily includes cash inflows from the issuance of debt and the net proceeds from related party loans.
Future Debt Obligations
The Company had long-term debt of $2.8 billion at June 30, 2023, which includes notes with maturities in 2024, 2026, 2029, 2030, 2048 and 2050. See note 10 to the condensed consolidated financial statements for further information regarding the Company’s debt arrangements.
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
Dividends on common stock
All of the Company’s common stock is held by its parent company AGM. We have paid $144.2 million in common stock dividends to AGM for the six months ended June 30, 2023.

Dividends on Preferred shares
On August 3, 2023, the Company declared a cash dividend of $0.398438 per Series A Preferred share and Series B Preferred share which will be paid on September 15, 2023 to holders of record at the close of business on September 1, 2023.
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
As of June 30, 2023, the outstanding AOG Unit Payment amount was $262.9 million, payable in equal quarterly installments through December 31, 2024. See note 13 to the condensed consolidated financial statements for more information.
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
In December 2021, Apollo committed an additional €250 million to purchase new equity interests to support Athora’s ongoing growth initiatives, of which €180 million was drawn as of June 30, 2023.
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
Fund Escrow
As of June 30, 2023, the remaining investments and escrow cash of Fund VII was valued at 110% of the fund’s unreturned capital which was below the required escrow ratio of 115%. As a result, the fund is required to place in escrow current and future performance fee distributions to the general partner until the specified return ratio of 115% is met (at the time of a future distribution) or upon liquidation. Realized performance fees currently distributed to the general partner are limited to potential tax distributions and interest on escrow balances per the fund’s partnership agreement.
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

Contractual Obligations, Commitments and Contingencies
The Company’s material contractual obligations consisted of lease obligations, contractual commitments as part of the ongoing operations of the funds, debt obligations, and the AOG Unit Payment. Fixed and determinable payments due in connection with these obligations are as follows as of June 30, 2023:

	Remaining 2023	2024 - 2025	2026 - 2027	2028 and Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$33,042	$153,606	$149,088	$549,760	$885,496
Other long-term obligations(2)	17,258	7,008	—	—	24,266
2022 AMH credit facility(3)	400	1,600	1,427	—	3,427
Debt obligations(3)	59,797	739,038	661,883	2,495,718	3,956,436
AOG Unit Payment (4)	87,633	175,267	—	—	262,900
Obligations	$198,130	$1,076,519	$812,398	$3,045,478	$5,132,525

(1) Operating lease obligations excludes $221.9 million of other operating expenses associated with operating leases.
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
One of the Company’s subsidiaries, AGS, provides underwriting commitments in connection with securities offerings of related parties of Apollo, including portfolio companies of the funds Apollo manages, as well as third parties. As of June 30, 2023 and December 31, 2022, there were no open underwriting commitments.
Atlas Securitized Products Holdings LP
In connection with AGM and CS’s previously announced transaction, certain subsidiaries of Atlas acquired certain assets of the CS Securitized Products Group (the “Transaction”). Under the terms of the Transaction, Atlas has agreed to pay CS $3.3 billion, $0.4 billion of which is deferred until February 8, 2026, and $2.9 billion of which is deferred until February 8, 2028. This deferred purchase price is an obligation first of Atlas, second of AAA, third of the Company (which has issued a guarantee to AAA), fourth of AHL and fifth of AARe. Each of AARe and AAM has issued an assurance letter to CS for the full deferred purchase obligation amount of $3.3 billion. In exchange for the purchase price, Atlas received approximately $0.4 billion in cash and a portfolio of senior secured warehouse assets, subject to debt, with approximately $1 billion of tangible equity value. These warehouse assets are senior secured assets at industry standard loan-to-value ratios, structured to investment grade-equivalent criteria, and were approved by Atlas in connection with this Transaction. In addition, Atlas received an investment management contract to manage certain unrelated assets on behalf of CS, providing for quarterly payments expected to total approximately $1.1 billion net to Atlas over 5 years. Finally, Atlas shall also benefit generally from the net spread earned on its assets in excess of its cost of financing. As a result, the fair value of the liability related to the Company’s guarantee is not material to the consolidated financial statements.
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
ITEM 1A.    RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our 2022 Annual Report, which is accessible on the Securities and Exchange Commission's website at www.sec.gov. There have been no material changes to the risk factors for the three months ended June 30, 2023.
The risks described in our 2022 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Not applicable.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the three months ended June 30, 2023, no director or officer of AAM adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
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

Apollo Asset Management, Inc.
(Registrant)

Date: August 7, 2023	By:	/s/ Johannes Worsoe
		Name:	Johannes Worsoe
		Title:	Chief Financial Officer (principal financial officer and authorized signatory)